Form 10-Q
period 2012-03-31
Manning & Napier, Inc.
filed 2012-05-14
CIK 1524223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-35355

MANNING & NAPIER, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-2609100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 Woodcliff Drive Fairport, New York	14450
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(585) 325-6880

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2012
Class A common stock, $0.01 par value per share	13,583,873
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Manning & Napier, Inc.

Combined Consolidated Statements of Financial Condition

As of March 31, 2012 and December 31, 2011

(in thousands, except share data)	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$81,410	$81,208
Accounts receivable	21,598	18,409
Accounts receivable—Manning & Napier Funds, Inc.	14,107	12,850
Investment securities, at fair value	7,920	4,642
Prepaid expenses and other assets	3,989	4,126

Total current assets	129,024	121,235

Property and equipment, net	4,575	3,812
Net deferred tax assets, non-current	53,249	53,786

Total non-current assets	57,824	57,598

Total assets	$186,848	$178,833

Liabilities
Accounts payable	$2,466	$1,139
Accrued expenses and other liabilities	26,848	30,099
Deferred revenue	10,903	9,902

Total current liabilities	40,217	41,140

Amounts payable under tax receivable agreement	45,924	45,885

Total non-current liabilities	45,924	45,885

Total liabilities	86,141	87,025
Commitments and contingencies (Note 7)

Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 13,583,873 issued and outstanding at March 31, 2012 and December 31, 2011	$136	$136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	0	0
Additional paid-in capital	188,645	188,133
Retained earnings (deficit)	(26,437)	(27,167)
Accumulated other comprehensive income	12	2

Total shareholders’ equity attributable to Manning & Napier Group	162,356	161,104
Noncontrolling interest (deficit)	(61,649)	(69,296)

Total shareholders’ equity and noncontrolling interest (deficit)	100,707	91,808

Total liabilities, shareholders’ equity and noncontrolling interest (deficit)	$186,848	$178,833

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three months ended March 31,
(in thousands, except share data)	2012	2011
Revenues
Investment management service revenue	$85,014	$78,040

Expenses
Compensation and related costs	27,732	22,894
Sub-transfer agent and shareholder service costs	12,674	11,695
Other operating costs	8,589	6,225

Total operating expenses	48,995	40,814

Operating income	36,019	37,226

Non-operating income (loss):
Interest expense on shares subject to mandatory redemption	—	(13,288)
Interest expense	(4)	(9)
Interest and dividend income	19	14
Net capital gains on investments	380	3

Total non-operating income (loss)	395	(13,280)

Income before provision for income taxes	36,414	23,946
Provision for income taxes	1,990	286

Net income attributable to controlling and noncontrolling interests	34,424	23,660

Less: net income attributable to noncontrolling interests	31,521	23,660

Net income attributable to Manning & Napier, Inc.	$2,903	$—

Weighted average shares of Class A common stock outstanding
Basic	13,583,873

Diluted	13,583,873

Net income per share available to Class A common stock
Basic	$0.21

Diluted	$0.21

Cash dividends declared per share of Class A common stock	$0.16

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Net income	$34,424	$23,660

Net unrealized holding gain on investment securities, net of tax	10	361

Comprehensive income	$34,434	$24,021

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statement of Shareholders’ Equity

Three Months Ended March 31, 2012

(Unaudited)

(in thousands, except	Common Stock – class A		Common Stock – class B		Additional Paid in	Retained (Deficit)	Accumulated Other Comprehensive	Non Controlling
share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balance—December 31, 2011	13,583,873	$136	1,000	$0	$188,133	$(27,167)	$2	$(69,296)	$91,808

Net income						2,903		31,521	34,424

Distributions								(27,071)	(27,071)
Net changes in unrealized investment securities gains or losses							10		10

Equity-based compensation					512			3,197	3,709
Dividends on Class A common stock, $0.16 per share						(2,173)			(2,173)

Balance—March 31, 2012	13,583,873	$136	1,000	$0	$188,645	$(26,437)	$12	(61,649)	100,707

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$34,424	$23,660
Adjustments to reconcile net income to net cash provided by operating activities:
Interest expense related to change in mandatory redemption liability	—	13,288
Equity-based compensation	3,709	310
Depreciation	397	264
Change in amounts payable under tax receivable agreement	39	—
Net gain on investment securities	(380)	(3)
Deferred income taxes	532	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(3,189)	377
Accounts receivable—Manning & Napier Fund, Inc.	(1,257)	(1,429)
Prepaid expenses and other assets	(30)	110
Accounts payable	1,327	(379)
Accrued expenses and other liabilities	(4,630)	(6,986)
Deferred revenue	1,001	1,199

Net cash provided by operating activities	31,943	30,411

Cash flows from investing activities:
Purchases of property and equipment	(1,160)	(168)
Sale of investments	653	104
Purchase of investments	(3,541)	(464)

Net cash used in investing activities	(4,048)	(528)

Cash flows from financing activities:
Distributions	(27,071)	(11,278)
Payment of stock purchase note payable	—	(45)
Payment of capital lease obligations	(24)	(22)
Proceeds on issuance of stock	—	28
Capital contributions	—	1,650
Payments of costs directly associated with issuance of Class A common stock	(598)	—

Net cash used in financing activities	(27,693)	(9,667)

Net increase in cash and cash equivalents	202	20,216
Cash and cash equivalents:
Beginning of period	81,208	27,543

End of period	$81,410	$47,759

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

The Company was incorporated on June 22, 2011 for the purpose of facilitating an initial public offering of 13,583,873 shares of its Class A common stock and to become the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. Prior to the series of transactions to reorganize our capital structure prior to our initial public offering, which we refer to as the reorganization transactions, and the consummation of our initial public offering, we were a group of privately-held, affiliated companies, which we refer to as the “Manning & Napier Companies”.

(1)	Manning & Napier, Inc. is the sole managing member of Manning & Napier Group. The operating subsidiaries of Manning & Napier Group includes Manning & Napier Advisors, LLC, Manning & Napier Advisory Advantage Company, LLC, Exeter Advisors I, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

Note 2—Summary of Significant Accounting Policies

Critical Accounting Policies

There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Basis of Presentation

The accompanying unaudited combined consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the combined consolidated financial statements. Actual results could differ from these estimates or assumptions.

Principles of Consolidation

Manning & Napier is the sole managing member of Manning & Napier Group. Following the Company’s 2011 reorganization transactions and initial public offering, Manning & Napier holds approximately 13.8% economic interest in Manning & Napier Group, but as managing member controls the management of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its balance sheet with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”), Manning & Napier Capital Company, LLC (“MNCC”) and the other members of Manning & Napier Group.

For periods prior to the reorganization, the financial statements include the combined accounts of the Manning & Napier Companies.

All material intercompany transactions have been eliminated in consolidation.

Operating Segments

The Company operates in one segment, the investment management industry. The Company primarily provides investment management services to separately managed accounts, mutual funds and collective investment trust funds. Management assesses the financial performance of these vehicles on a combined basis.

Advisory Agreements

The Company derives significant revenue from its role as advisor to the Manning & Napier Fund, Inc. series of mutual funds (“Fund”) and the Exeter Trust Company (“Exeter” or “ETC”) Collective Investment Trust (“CIT”) investment vehicles.

Investments in the Fund amounted to approximately $0.8 million and $0.7 million at March 31, 2012 and December 31, 2011, respectively.

Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $43.0 million and $39.1 million for the three months ended March 31, 2012 and 2011, respectively, which represents greater than 10% of revenue in each period.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued an amendment to this standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. These amendments are effective for annual periods beginning after December 15, 2011. The adoption of these amendments on January 1, 2012 did not have a material impact on the Company’s combined consolidated financial statements and related disclosures.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. These amendments are effective for annual periods beginning after December 15, 2011. The adoption of these amendments on January 1, 2012 did not have a material impact on the Company’s combined consolidated financial statements and related disclosures.

Note 3—Noncontrolling Interests

Manning & Napier is the sole managing member of Manning & Napier Group. Manning & Napier holds an approximately 13.8% economic interest in Manning & Napier Group, but as managing member controls the management of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its statement of financial condition with respect to the remaining approximately 86.2% economic interest in Manning & Napier Group held by M&N Group Holdings, MNCC and the other members of Manning & Napier Group. Net income attributable to noncontrolling interest on the statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling members. Subsequent to its initial public offering, the Company has consolidated the results of Manning & Napier Group; therefore, all income for the period prior to the initial public offering is entirely attributable to noncontrolling interest. A reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.” is detailed as follows:

Three Months Ended March 31, 2012
(in thousands)
Income before provision for income taxes	$36,414
Less: loss before provision for income taxes of Manning & Napier, Inc. (a)	(367)

Income before provision for income taxes, as adjusted	36,781
Controlling interest percentage (b)	13.8%

Net income attributable to controlling interest	5,081
Plus: loss before provision of Manning & Napier, Inc. (a)	(367)

Income before income taxes attributable to Manning & Napier	4,714
Less: provision for income taxes of Manning & Napier, Inc. (c)	1,811

Net income attributable to Manning & Napier, Inc.	$2,903

a)	Manning & Napier, Inc. incurs certain expenses that are only attributable to Manning & Napier, Inc. and are therefore excluded from the net income attributable to noncontrolling interests.
b)	Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc.
c)	The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $2.0 million for the three months ended March 31, 2012.

During the three months ended March 31, 2012, the Company made approximately $27.1 million in distributions to noncontrolling members, none of which were payments pursuant to the tax receivable agreement (“TRA”).

As of March 31, 2012 and December 31, 2011, the Company recorded a liability of $46.2 million, representing the payments due to the selling unit holders under the TRA. During 2012, the Company expects to pay approximately $0.3 million of the total amount. The basis for determining the current portion of the payments under the TRA is the expected amount of payments to be made within the next 12 months. The long-term portion of the payments under the tax receivable agreement is the remainder. We recorded an adjustment of less than $0.1 million to the liability during the three months ended March 31, 2012 to account for changes in enacted tax rates in various states.

Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interest. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Note 4—Investment Securities

The following table represents the Company’s investment securities holdings at March 31, 2012 and December 31, 2011:

At March 31, 2012

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
US treasury note (0.375%, 9/30/2012)	$504	$3	$—	$507
US treasury note (1.75%, 1/31/2014)	102	1	—	103

	606	4	—	610

Trading Securities
Equity securities				5,826
Short-term securities				698
Managed mutual funds				786

				7,310

Total investment securities				$7,920

At December 31, 2011

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
US treasury note (0.375%, 9/30/2012)	$504	$2	$—	$506
US treasury note (1.75%, 1/31/2014)	102	2	—	104

	$606	$4	—	610
Trading Securities
Equity securities				2,656
Short-term securities				636
Managed mutual funds				740

				$4,032

Total investment securities				$4,642

Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.

Investment securities classified as trading consist of short-term securities, equity securities, and investments in mutual funds for which the Company provides advisory services. At March 31, 2012 and December 31, 2011, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes. The Company recognized less than $0.4 million and 0 of net unrealized gains related to investments classified as trading for the three months ended March 31, 2012 and March 31, 2011, respectively.

Investment securities classified as available-for-sale consist of U.S. Treasury Notes, which are held by ETC in order to comply with New Hampshire state regulations. As of March 31, 2012 and December 31, 2011, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three months ended March 31, 2012 and 2011.

Note 5—Fair Value Measurements

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

Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and

Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of March 31, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Totals
	(in thousands)
At March 31, 2012
Equity securities	$4,405	$1,421	$—	$5,826
Short-term securities	698	—	—	698
Managed mutual funds	786	—	—	786
US treasury note (0.375%, 9/30/2012)	—	507	—	507
US treasury note (1.75%, 1/31/2014)	—	103	—	103

	$5,889	$2,031	$—	$7,920

At December 31, 2011
Equity securities	$2,656	$—	$—	$2,656
Short-term securities	636	—	—	636
Managed mutual funds	740	—	—	740
US treasury note (0.375%, 9/30/2012)	—	506	—	506
US treasury note (1.75%, 1/31/2014)	—	104	—	104

	$4,032	$610	$—	$4,642

There were no Level 3 securities held by the Company as of March 31, 2012 or December 31, 2011.

The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

Note 6—Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Accrued sales commissions	$5,945	$5,715
Accrued bonuses	6,013	9,991
Accrued sub-transfer agent fees	6,947	6,492
Accrued professional service fees	1,612	3,055
Accrued dividends	2,173	—
Other accruals and liabilities	4,158	4,846

	$26,848	$30,099

Note 7—Commitments and Contingencies

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

As an investment adviser to a variety of investment products, the Company is subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its combined consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending or to the Company’s knowledge threatened against it. As of March 31, 2012 and December 31, 2011, the Company has not accrued for any such claims, legal proceedings, or other contingencies.

Note 8—Earnings per Common Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards. The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2012:

Three months ended March 31, 2012
(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$34,424
Less: net income attributable to noncontrolling interests	31,521

Net income attributable to Manning & Napier, Inc	$2,903

Net income available to Class A common stock per basic and diluted share	$0.21

Weighted average shares of Class A common stock outstanding	13,583,873

The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.

At March 31, 2012 there were outstanding 76,400,000 Class A Units of Manning & Napier Group which, subject to certain restrictions, will be exchangeable for up to 76,400,000 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2012.

Note 9—Equity Based Compensation

2011 Equity Compensation Plan

As of March 31, 2012, no interests had been awarded under the 2011 Equity Compensation Plan (the “2011 Plan”). A total of 13,142,813 equity interests are available under the 2011 Plan.

Reorganization-Related

The following table summarizes stock unit activity for the three months ended March 31, 2012 specific to the 2011 reorganization transactions:

	Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2012	2,940,397	$12.00
Granted	65,740	$13.45
Vested	(65,740)	$13.45
Forfeited	(28,863)	$12.00

Stock unit awards outstanding at March 31, 2012	2,911,534	$12.00

For awards granted during the three months ended March 31, 2012, the weighted average fair value of the awards granted was $13.45, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on the New York Stock Exchange on the date of grant.

For the three months ended March 31, 2012, the Company recorded approximately $3.7 million of compensation expense related to the amended vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three months ended March 31, 2011, the Company recognized approximately $0.3 million of compensation expense related to shares granted.

The aggregate intrinsic value of stock units that vested during the three months ended March 31, 2012 was approximately $0.9 million.

As of March 31, 2012, there was unrecognized compensation expense related to unvested awards of approximately $30.7 million. The Company expects to recognize the expense over a weighted average period of 1.8 years.

Forfeitures of stock unit awards are redistributed amongst the legacy owners, including William Manning. Of the units forfeited during the three month period ended March 31, 2012, 65,740 were granted to William Manning which vested immediately. The remaining units will be awarded to the legacy owners and are subject to performance criteria. This award does not result in dilution to the number of outstanding shares of our Class A common stock.

As of March 31, 2012, performance conditions were not yet defined for the performance-based awards related to the amended vesting terms of ownership interests in connection with the 2011 reorganization transactions. Therefore the grant date had not been established as of March 31, 2012. These awards are not considered granted as of March 31, 2012 and as such, no expense for the approximately 13.5 million performance-based units was recognized during the three months ended March 31, 2012.

Note 10—Income Taxes

The Company is comprised of entities that have elected to be treated as either an “S-Corporation”, a limited liability company (LLC), or a “C-Corporation”. As such, the entities functioning as S-Corporations or LLC’s are not liable for or able to benefit from federal and most state income taxes on their earnings, and earnings (losses) will be included in the personal income tax returns of each entity’s shareholders or unit holders. The entities functioning as C-Corporations are liable for or able to benefit from federal and state taxes on their earnings and (losses), respectively.

The Company’s income tax provision and effective tax rate were as follows:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Earnings from continuing operations before income taxes	$36,414	$23,946
Effective Tax Rate	5.5%	1.2%

Provision for income taxes	1,990	286
Provision for income taxes @ 35%	12,745	8,381

Difference between tax at effective vs. statutory rate	$(10,755)	$(8,095)

For the three months ended March 31, 2012 and 2011, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.

Note 11—Related Party Transactions

Transactions with noncontrolling members

During the three months ended March 31, 2012, the Company loaned approximately $1.0 million to certain noncontrolling members in order for the entities to make required tax payments. The amount was repaid in full within the same period.

From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.

Note 12—Subsequent Events

On May 11, 2012, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling members of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on August 1, 2012 to shareholders of record as of July 16, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our views with respect to, among other things, our operations and financial performance. Words like “believes,” “expects,” “may,” “estimates,” “will,” “should,” “intends,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of our products; client sales and redemption activity; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our AUM was $44.7 billion as of March 31, 2012, as illustrated in the table below.

	As of March 31, 2012
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Assets under management – By investment vehicle and portfolio
Separately managed accounts	$11,367.8	$12,239.2	$1,220.7	$24,827.7
Mutual funds and collective investment trusts	8,290.3	11,579.8	34.2	19,904.3

Total	$19,658.1	$23,819.0	$1,254.9	$44,732.0

The composition of our separately managed accounts as of March 31, 2012, by channel and portfolio, is set forth in the table below.

	As of March 31, 2012
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,051.8	$8,492.2	$1,014.3	$17,558.3
Intermediary Channel	3,316.0	866.9	206.4	4,389.3
Platform/Sub-advisor Channel	—	2,880.1	—	2,880.1

Total	$11,367.8	$12,239.2	$1,220.7	$24,827.7

Percentage of separate account AUM
Direct Channel	33%	34%	4%	71%
Intermediary Channel	13%	3%	1%	17%
Platform/Sub-advisor Channel	0%	12%	0%	12%

Total	46%	49%	5%	100%

Percentage of portfolio by channel
Direct Channel	71%	69%	83%	71%
Intermediary Channel	29%	7%	17%	17%
Platform/Sub-advisor Channel	—	24%	—	12%

Total	100%	100%	100%	100%

Percentage of channel by portfolio
Direct Channel	46%	48%	6%	100%
Intermediary Channel	75%	20%	5%	100%
Platform/Sub-advisor Channel	—	100%	—	100%

Our separate accounts contributed 32% of our total gross client inflows for the three months ended March 31, 2012 and represented 56% of our total AUM as of March 31, 2012.

Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 82% of the total gross client inflows for our separate account business for the three months ended March 31, 2012 and represented 71% of our total separate account AUM as of March 31, 2012. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.

During the first quarter 2012, equity and blended asset portfolios represented 69% and 22% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 9%. As of March 31, 2012, equity and blended asset portfolios represented 48% and 46% of total Direct Channel separate account AUM, while our fixed income portfolios were 6%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. However, relationships with larger institutions have resulted in strong growth in equity portfolios as a percentage of total AUM, which will likely continue given the breadth of our offerings, including domestic, international and global equity portfolios.

To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the first quarter of 2012, 8% of the total gross client inflows for separate accounts came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel), and an additional 10% came from financial advisor representatives (Intermediary Channel). The Platform/Sub-advisor and Intermediary Channels represented 29% of our total separate account AUM as of March 31, 2012.

New separate account business through the Platform/Sub-advisor Channel is primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the three months ended March 31, 2012, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were from equity portfolios, and we expect this will continue going forward. As of March 31, 2012, equity portfolios represented 100% of total Platform/Sub-Advisory Channel separate account AUM.

In contrast, gross client inflows through the Intermediary Channel were from both our blended asset portfolios and our equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the three months ended March 31, 2012, blended asset and equity portfolios represented 84% and 13% of the separate account gross client inflows from the Intermediary Channel, respectively, while fixed income portfolios represented 3%. As of March 31, 2012, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 20% allocated to equity and 5% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio.

Despite a difficult market environment, our annualized separate account cancellation rate across all channels was 4.4% during the three months ended March 31, 2012, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.

The composition of our mutual funds and collective investment trusts as of March 31, 2012, by portfolio, is set forth in the table below.

	As of March 31, 2012
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual funds and collective investment trusts AUM	$8,290.3	$11,579.8	$34.2	$19,904.3

Our mutual fund and collective investment trusts contributed 68% to our total gross client inflows for the three months ended March 31, 2012 and represented 44% of our total AUM as of March 31, 2012. As of March 31, 2012, our mutual fund and collective investment trust AUM consisted of 42% from blended asset portfolios and 58% from equity portfolios, compared to 39% and 61% for blended asset and equity portfolios as of March 31, 2011. During the three months ended March 31, 2012, 43% of the gross client inflows were attributable to blended assets, while 56% came in equity portfolios and the remaining 1% came in fixed income portfolios. For the three months ended March 31, 2012, market appreciation for our mutual fund and collective investment trust AUM was 11.3%, including appreciation of 7.3% in our blended assets and 14.3% in our equity portfolios.

Mutual fund and collective investment trust business is driven by financial intermediaries and to a lesser extent, our direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers, retirement plan advisors and approval of our funds on platforms and within mutual fund advisory programs. Through our Intermediary Channel, we are increasingly focused on our blended asset life cycle fund vehicles given our emphasis on advisors that work with retirement plans. In addition, we anticipate greater use of our blended asset portfolios by advisors seeking a multi-asset class solution for their retail clients. In addition, our allocation to equity portfolios within the Intermediary Channel may also increase due to interest from national brokerage firm advisors who wish to utilize our mutual funds as a sleeve within a larger portfolio.

Through our Platform/Sub-advisor Channel, we have relationships with consultants and advisors at platforms. We derive equity portfolio assets in this channel through the selection of our funds within advisory programs where our mutual funds are used within a multi-strategy portfolio, or through placement on platforms’ approved lists of funds. To facilitate our relationships with intermediaries, we currently have more than 270 dealer relationships. The continued increase in financial intermediaries offering our mutual funds and collective investment trusts to clients will afford us the opportunity for continued growth across distribution channels. These relationships are an important component in expanding our retail business as well as our 401(k) life cycle and institutional business.

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

Results of Operations

Below is a discussion of our consolidated results of operations for the three months ended March 31, 2012 and 2011.

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

The first table presents AUM for our separately managed accounts and our mutual funds and collective investment trusts for the periods indicated. The table reflects the strong growth in our mutual fund and collective investment trust vehicles over time, resulting in a shift towards a more balanced mix of investment vehicles.

The second table presents AUM for our blended asset, equity and fixed income portfolios. This table reflects the shift in the periods indicated from AUM comprised primarily of blended portfolios to a more balanced AUM comprised primarily of blended and equity portfolios.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
Assets under management—By investment vehicle

As of December 31, 2010	$22,935.1	$15,906.6	$38,841.7	59.0%	41.0%	100.0%
Gross client inflows	961.3	2,413.8	3,375.1
Gross client outflows	(497.7)	(841.4)	(1,339.1)
Market appreciation	985.4	701.0	1,686.4

As of March 31, 2011	$24,384.1	$18,180.0	$42,564.1	57.3%	42.7%	100.0%
Average AUM for three months ended March 31, 2011	$23,769.6	$17,179.8	$40,949.4

As of December 31, 2011	$22,658.1	$17,542.0	$40,200.1	56.4%	43.6%	100.0%
Gross client inflows	879.2	1,853.1	2,732.3
Gross client outflows	(939.3)	(1,472.2)	(2,411.5)
Market appreciation	2,229.7	1,981.4	4,211.1

As of March 31, 2012	$24,827.7	$19,904.3	$44,732.0	55.5%	44.5%	100.0%

Average AUM for three months ended March 31, 2012	$23,972.9	$19,103.7	$43,076.6

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
Assets under management—By portfolio

As of December 31, 2010	$17,280.5	$20,256.9	$1,304.3	$38,841.7	44.5%	52.1%	3.4%	100.0%

Gross client inflows	1,146.2	2,202.2	26.7	3,375.1
Gross client outflows	(674.1)	(594.9)	(70.1)	(1,339.1)
Market appreciation	667.8	1,007.1	11.5	1,686.4

As of March 31, 2011	$18,420.4	$22,871.3	$1,272.4	$42,564.1	43.3%	53.7%	3.0%	100.0%
Average AUM for three months ended March 31, 2011	$17,947.1	$21,716.7	$1,285.6	$40,949.4

As of December 31, 2011	$18,122.5	$20,812.0	$1,265.6	$40,200.1	45.1%	51.8%	3.1%	100.0%

Gross client inflows	1,031.3	1,613.6	87.4	2,732.3
Gross client outflows	(820.2)	(1,494.5)	(96.8)	(2,411.5)
Market appreciation/ (depreciation)	1,324.5	2,887.9	(1.3)	4,211.1
As of March 31, 2012	$19,658.1	$23,819.0	$1,254.9	$44,732.0	44.0%	53.2%	2.8%	100.0%

Average AUM for three months ended March 31, 2012	$19,134.9	$22,683.2	$1,258.5	$43,076.6

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

Manning & Napier Advisors, LLC (“MNA”), our subsidiary, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is currently a family of 29 open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $19.9 billion, or 44%, of our AUM as of March 31, 2012, and investment management fees from these mutual funds and collective investment trusts were $43.0 million, or 51%, of our revenues for the quarter ended March 31, 2012.

MNA also serves as the investment advisor to all of our separately managed accounts, managing $24.8 billion, or 56%, of our AUM as of March 31, 2012, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund. Investment management fees from separately managed accounts represented $38.0 million, or 45%, of our revenues for the three months ended March 31, 2012.

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

•

Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals and reorganization-related share-based compensation. These costs are affected by changes in the employee headcount and mix of existing job descriptions, competitive factors and new product and service initiatives requiring the addition of new skill sets and/or expanded or upgraded staffing.

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

Non-Operating Income (Loss). Non-operating income (loss) includes interest expense, interest and dividend income, and gains (losses) related to investment securities sales and changes in values of those designated as trading. Prior to the consummation of the offering, interest expense included charges related to the agreement with William Manning, our Chairman and controlling stockholder. Prior to the Company being publicly traded, we had a mandatory redemption obligation upon the death of William Manning to pay his estate his pro rata share of net revenue for the four quarters immediately preceding his death. Our liability related to this mandatory redemption obligation was calculated each fiscal quarter, and the change in the liability was reflected as non-cash interest expense. Upon the consummation of our initial public offering, such mandatory redemption obligation terminated and we no longer reflect non-cash interest expense or the liability related to such agreement.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 together with the combined consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Revenue Recognition

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

Level 1—includes observable inputs such as quoted prices in active markets for identical securities.

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

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2011 AUM	21,732	18,462	6	40,200
March 31, 2012 AUM	22,788	21,933	11	44,732

As substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM, as discussed under “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and “Part II. Item1A. Risk Factors.”

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued an amendment to this standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. These amendments are effective for annual periods beginning after December 15, 2011. The adoption of these amendments on January 1, 2012, did not have a material impact on our combined consolidated financial statements and related disclosures.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. These amendments are effective for annual periods beginning after December 15, 2011. The adoption of these amendments on January 1, 2012, did not have a material impact on our combined consolidated financial statements and related disclosures.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Assets Under Management

The following table reflects changes in our AUM for the years ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Period-to-Period
	2012	2011	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$22,658.1	$22,935.1	$(277.0)	(1%)
Gross client inflows	879.2	961.3	(82.1)	(9%)
Gross client outflows	(939.3)	(497.7)	(441.6)	89%
Market appreciation	2,229.7	985.4	1,244.3	126%

Ending assets under management	$24,827.7	$24,384.1	$443.6	2%

Mutual funds and collective investment trusts
Beginning assets under management	$17,542.0	$15,906.6	$1,635.4	10%
Gross client inflows	1,853.1	2,413.8	(560.7)	(23%)
Gross client outflows	(1,472.2)	(841.4)	(630.8)	75%
Market appreciation	1,981.4	701.0	1,280.4	183%

Ending assets under management	$19,904.3	$18,180.0	$1,724.3	10%

Total assets under management
Beginning assets under management	$40,200.1	$38,841.7	$1,385.4	4%
Gross client inflows	2,732.3	3,375.1	(642.8)	(19%)
Gross client outflows	(2,411.5)	(1,339.1)	(1,072.4)	80%
Market appreciation	4,211.1	1,686.4	2,524.7	150%

Ending assets under management	$44,732.0	$42,564.1	$2,167.9	5%

Our total AUM increased by $2.2 billion, or 5%, to $44.7 billion as of March 31, 2012 from $42.6 billion as of March 31, 2011. As of March 31, 2012, the composition of our AUM was 44% in mutual funds and collective investment trusts and 56% in separate accounts, which was generally consistent with the composition of our AUM as of March 31, 2011. Separate account AUM increased by 2% and mutual fund and collective investment trust AUM increased by 10% for the three months ended March 31, 2012. Of the $4.5 billion increase in AUM from December 31, 2011 to March 31, 2012, 93%, or $4.2 billion, of the increase came from investment gains during the period. The remaining 7% of the increase was driven by net new client flows of $0.3 billion, primarily attributable to $0.4 billion of net inflows from our mutual funds and collective investment trusts, offset by $0.1 billion of net client out flows from our separate accounts caused by withdrawals from existing client accounts. The annualized separate account cancellation rate was 4.4% during the three months ended March 31, 2012.

Our market appreciation during the three months ended March 31, 2012 constituted a 10.5% rate of increase in our total AUM. The investment gain was 9.8% in separately managed accounts and 11.3% in mutual funds and collective investment trusts, reflecting primarily a difference in the mix of portfolios in the two investment vehicles.

The rates of change in AUM during the three months ended March 31, 2012 were most rapid, in excess of 14%, for our equity portfolios. The blended asset portfolios also experienced strong growth of 9%. Equity and blended asset portfolios contributed 66% and 34%, respectively, of our total increase in AUM as of March 31, 2012 compared to December 31, 2011. Fixed income portfolios generally remained flat during the period.

The following table sets forth our results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Period-to-Period
	2012	2011	$	%
	(in thousands, except share and per share data)
Statements of operations data:
Revenues
Investment management services revenue	$85,014	$78,040	$6,974	9%
Expenses
Compensation and related costs	27,732	22,894	4,838	21%
Sub-transfer agent and shareholder service costs	12,674	11,695	979	8%
Other operating costs	8,589	6,225	2,364	38%

Total operating expenses	48,995	40,814	8,181	20%

Operating income	36,019	37,226	(1,207)	(3%)

Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	(13,288)	13,288	(100%)
Other non-operating income	395	8	387	4838%

Total non-operating income (loss)	395	(13,280)	13,675	(103%)

Income before provision for income taxes	36,414	23,946	12,450	52%
Provision for income taxes	1,990	286	1,704	596%

Net income attributable to controlling and noncontrolling interests	34,424	23,660	10,764	45%
Less: net income attributable to noncontrolling interests	31,521	23,660	7,861	33%

Net income attributable to Manning & Napier, Inc.	$2,903	$—	$—

Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.21

Weighted average basic and dilute shares of Class A common stock outstanding	13,583,873

Cash dividends declared per share of Class A common stock	$0.16

Revenues

Our investment management services revenue increased by $7.0 million, or 9%, to $85.0 million for the three months ended March 31, 2012 from $78.0 million for the three months ended March 31, 2011. This increase was driven primarily by a $2.2 billion, or 5%, increase in our average AUM to $43.1 billion for the three months ended March 31, 2012 from $40.9 billion for the three months ended March 31, 2011.

Our average separately managed account fee increased to 63 basis points for the three months ended March 31, 2012 from 60 basis points for the three months ended March 31, 2011, and was generally consistent with the average separate account fee of 62 basis points for the year ended December 31, 2011. For the three months ended March 31, 2012 and 2011, separately managed account standard fees ranged from 15 basis points to 125 basis points, which was consistent with prior periods. The concentration of investments in our separately managed account assets was 46% blended assets, 49% equity and 5% fixed income as of March 31, 2012 and March 31, 2011.

Our average fee on mutual fund and collective investment trust products decreased to 90 basis points for the three months ended March 31, 2012 from 91 basis points for the three months ended March 31, 2011. The management fees earned on our mutual funds and collective investment trusts ranged from 45 basis points to 100 basis points for both the three month periods ended March 31, 2012 and 2011, consistent with prior periods.

Operating Expenses

Our operating expenses increased by $8.2 million, or 20%, to $49.0 million for the three months ended March 31, 2012 from $40.8 million for the three months ended March 31, 2011.

Compensation and related costs increased by $4.8 million, or 21%, to $27.7 million for the three months ended March 31, 2012 from $22.9 million for the three months ended March 31, 2011. This increase was primarily attributable to a non-cash reorganization-related share-based compensation charge of $3.7 million. Further, we experienced an 18% increase in headcount to 489 employees as of March 31, 2012 from 414 as of March 31, 2011. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges decreased to 28% for the three months ended March 31, 2012 from 29% for the three months ended March 31, 2011. This decrease in compensation as a percentage of revenue resulted from incentive compensation growing at a slower rate during the three months ended March 31, 2012 than for the three months ended March 31, 2011. Incentive compensation grew at a slower pace because the commission rate earned by sales representatives has decreased due to the reduction in net client inflows and because of a decrease in the analyst bonus caused by the impact of market depreciation during the second half of 2011.

Sub-transfer agent and shareholder service costs increased by $1.0 million, or 8%, to $12.7 million for the three months ended March 31, 2012 from $11.7 million for the three months ended March 31, 2011.

The increase was generally attributable to a 11% increase in mutual funds and collective investment trusts average AUM for the three months ended March 31, 2012 compared to March 31, 2011. As a percentage of mutual fund and collective investment trust revenue, sub-transfer agent and shareholder service fees remained consistent at 30% for the three months ended March 31, 2012 and 2011.

Other operating costs increased by $2.4 million, or 38%, to $8.6 million for the three months ended March 31, 2012 from $6.2 million for the three months ended March 31, 2011. The increase was primarily attributable to increases in professional services fees related to public company requirements incurred in the three months ended March 31, 2012, and higher 12b-1 fees resulting from an increase in mutual fund AUM.

Non-Operating Income (Loss)

Non-operating income increased by $13.7 million, or 103%, to $0.4 million for the three months ended March 31, 2012 from a loss of $13.3 million for the three months ended March 31, 2011. The increase was primarily due to the elimination of the non-cash interest expense on the shares subject to mandatory redemption. Non-cash interest expense on shares subject to mandatory redemption was eliminated because the mandatory redemption obligation terminated upon the consummation of our initial public offering.

Provision for Income Taxes

The Company’s tax provision increased by $1.7 million, or 596%, to $2.0 million for the three months ended March 31, 2012 from $0.3 million for the three months ended March 31, 2011. The increase is primarily driven by the Company’s reorganization and the C-Corporation taxes resulting from the incorporation of the Company during the fourth quarter of 2011. For the three months ended March 31, 2011, the Company operated primarily as a series of flow-through entities which are generally not subject to U.S federal or most state and local income tax.

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

The following table sets forth our other financial and operating data for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Period-to-Period
	2012	2011	$	%
	(in thousands, except share and per share data)
Other Non-GAAP financial and operating data
Economic income	$40,123	$37,234	$2,889	8%

Economic net income	$24,776	$22,992	$1,784	8%

Economic net income per adjusted share	$0.28

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three Months Ended March 31,		Period-to-Period
	2012	2011	$	%
	(in thousands, except share and per share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Manning & Napier, Inc.	$2,903	$—	$2,903	—
Plus: net income attributable to noncontrolling interests	31,521	23,660	7,862	33%

Net income attributable to controlling and noncontrolling interests	34,424	23,660	10,764	45%
Provision for income taxes	1,990	286	1,704	596%

Income before provision for income taxes	36,414	23,946	12,450	52%
Interest expense on shares subject to mandatory redemption	—	13,288	(13,288)	—
Reorganization-related share-based compensation	3,709	—	3,709	—

Economic income	40,123	37,234	2,889	8%
Adjusted income taxes	15,347	14,242	1,105	8%

Economic net income	$24,776	$22,992	$1,784	8%

Net income available to Class A common stock per basic and diluted share	0.21
Plus: net income attributable to noncontrolling interests per basic and diluted share	2.32

Net income attributable to controlling and noncontrolling interests per basic and diluted share	2.53
Provision for income taxes per basic and diluted share	0.15

Income before provision for income taxes per basic and diluted share	2.68
Reorganization-related share-based compensation per basic and diluted share	.27

Economic income per basic and diluted share	2.95
Adjusted income taxes per basic and diluted share	1.13

Economic net income per basic and diluted share	1.82
Less: Impact of Manning & Napier Group, LLC units converted to publicly traded shares	(1.54)

Economic net income per adjusted share	$0.28

Total basic and diluted shares of Class A common stock outstanding	13,583,873
Total units of Manning & Napier Group, LLC	76,400,000

Total adjusted Class A common stock outstanding	89,983,873

Liquidity and Capital Resources

Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(unaudited)
	(in thousands)
Cash and cash equivalents	$81,410	$81,208
Accounts receivable	$35,705	$31,259
Amounts payable under tax receivable agreement (1)	$46,244	46,205

(1)

In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on the Company’s best estimate as of March 31, 2012 and December 31, 2011, including the Company’s ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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

Cash Flows

The following table sets forth our cash flows for the three months ended March 31, 2012 and 2011. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, change in shares liability subject to mandatory redemption, depreciation, and equity-based compensation expense. Investing activities consist primarily of the purchase and sales of property and equipment, as well as the purchase and sale of investments. Financing activities consist primarily of distributions, contributions, and net proceeds from our initial public offering.

	Three Months Ended March 31,
	2012	2011
	(unaudited) (in thousands)
Net cash provided by operating activities	$31,943	$30,411
Net cash used in investing activities	(4,048)	(528)
Net cash used in financing activities	(27,693)	(9,667)

Net change in cash flows	$202	$20,216

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Activities

Operating activities provided $31.9 million and $30.4 million of net cash for the three months ended March 31, 2012 and 2011, respectively. This increase in net cash provided by operating activities was driven primarily by an increase in net income after adjustment for non-cash items of approximately $1.2 million and an increase in working capital of approximately $0.3 million.

The increase in net income after adjustment for non-cash items was mainly attributable to higher investment management fee revenues resulting from an increase in our average AUM to $43.1 billion for the three months ended March 31, 2012 compared to $40.9 billion for the three months ended March 31, 2011.

Investing Activities

Investing activities used $4.0 million and $0.5 million of net cash for the three months ended March 31, 2012 and 2011, respectively. The increase in net cash used in investing activities was primarily due to an increase in purchases of investments of $3.1 million and in property and equipment purchases of $0.9 million, partially offset by increases in sales of investments of $0.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Financing Activities

Financing activities used $27.7 million and $9.7 million of net cash for the three months ended March 31, 2012 and 2011, respectively. The increase in net cash used in financing activities was primarily the result of an increase in distributions of $15.8 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Dividends

On March 20, 2012, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on May 1, 2012 to shareholders of record as of April 13, 2012.

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

Contractual Obligations

There have been no material changes in our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The value of our AUM was $44.7 billion as of March 31, 2012. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.5 billion, which would cause an annualized increase or decrease in revenues of approximately $35.3 million at our current weighted average fee rate of 0.79%.

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

We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of short-term investments, equity securities and investment in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $7.9 million as of March 31, 2012 of which $7.3 million is classified as trading, and $0.6 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $0.8 million at March 31, 2012. Due to the nature of our business, we believe that we do not face any material risk from inflation.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $44.7 billion as of March 31, 2012. As of March 31, 2012, approximately 30% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.

We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 30% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.4 billion, which would cause an annualized increase or decrease in revenues of approximately $10.7 million at our current weighted average fee rate of 0.79%.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes in our risk factors since those published in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Combined Consolidated Statements of Financial Condition, (ii) Combined Consolidated Statements of Operations, (iii) Combined Consolidated Statements of Comprehensive Income, (iv) Combined Consolidated Statement of Shareholders’ Equity, (v) Combined Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Combined Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: May 14, 2012	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)