Form 10-Q
period 2012-06-30
Manning & Napier, Inc.
filed 2012-08-13
CIK 1524223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2012
Class A common stock, $0.01 par value per share	13,583,873
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Manning & Napier, Inc.

Combined Consolidated Statements of Financial Condition

As of June 30, 2012 and December 31, 2011

(in thousands, except share data)	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$95,127	$81,208
Accounts receivable	20,117	18,409
Accounts receivable—Manning & Napier Fund, Inc.	12,295	12,850
Investment securities, at fair value	7,931	4,642
Prepaid expenses and other assets	3,615	4,126

Total current assets	139,085	121,235

Property and equipment, net	4,747	3,812
Net deferred tax assets, non-current	52,101	53,786

Total non-current assets	56,848	57,598

Total assets	$195,933	$178,833

Liabilities
Accounts payable	$1,153	$1,139
Accrued expenses and other liabilities	33,371	30,099
Deferred revenue	10,429	9,902

Total current liabilities	44,953	41,140

Amounts payable under tax receivable agreement	45,924	45,885

Total non-current liabilities	45,924	45,885

Total liabilities	90,877	87,025
Commitments and contingencies (Note 7)

Shareholders’ equity
Class A common stock, $0.01 par value 300,000,000 shares authorized, 13,583,873 issued and outstanding at June 30, 2012 and December 31, 2011	$136	$136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	0	0
Additional paid-in capital	191,966	188,133
Retained deficit	(30,447)	(27,167)
Accumulated other comprehensive income	1	2

Total shareholders’ equity attributable to Manning & Napier Group	161,656	161,104
Noncontrolling interest (deficit)	(56,600)	(69,296)

Total shareholders’ equity and noncontrolling interest (deficit)	105,056	91,808

Total liabilities, shareholders’ equity and noncontrolling interest (deficit)	$195,933	$178,833

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statements of Operations

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share data)	2012	2011	2012	2011
Revenues
Investment management service revenue	$81,529	$85,805	$166,543	$163,845

Expenses
Compensation and related costs	46,570	27,061	74,302	49,955
Sub-transfer agent and shareholder service costs	12,471	12,668	25,145	24,363
Other operating costs	9,259	9,700	17,848	15,925

Total operating expenses	68,300	49,429	117,295	90,243

Operating income	13,229	36,376	49,248	73,602

Non-operating (loss) income:
Interest expense on shares subject to mandatory redemption	—	(16,095)	—	(29,383)
Interest expense	(8)	(10)	(12)	(19)
Interest and dividend income	50	14	69	28
Net capital losses on investments	(616)	(159)	(236)	(156)

Total non-operating loss	(574)	(16,250)	(179)	(29,530)

Income before provision for income taxes	12,655	20,126	49,069	44,072
Provision for income taxes	3,199	253	5,189	539

Net income attributable to controlling and noncontrolling interests	9,456	19,873	43,880	43,533

Less: net income attributable to noncontrolling interests	11,292	19,873	42,813	43,533

Net (loss) income attributable to Manning & Napier, Inc.	$(1,836)	$—	$1,067	$—

Net (loss) income per share available to Class A common stock
Basic	$(0.14)		$0.08

Diluted	$(0.14)		$0.08

Weighted average shares of Class A common stock outstanding
Basic	13,583,873		13,583,873

Diluted	13,583,873		13,583,873

Cash dividends declared per share of Class A common stock	$0.16		$0.32

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$9,456	$19,873	$43,880	$43,533

Net unrealized holding (loss) gain on investment securities, net of tax	(11)	235	(1)	596
Reclassification adjustment for realized losses on marketable securities included in net income	—	(156)	—	(156)

Comprehensive income	$9,445	$19,952	$43,879	$43,973

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statement of Shareholders’ Equity

Six Months Ended June 30, 2012

(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in	Retained (Deficit)	Accumulated Other Comprehensive	Non Controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	(Deficit)	Total
Balance—December 31, 2011	13,583,873	$136	1,000	$0	$188,133	$(27,167)	$2	$(69,296)	$91,808

Net income						1,067		42,813	43,880

Distributions								(54,030)	(54,030)
Net changes in unrealized investment securities gains or losses							(1)		(1)

Equity-based compensation					3,833			23,913	27,746
Dividends declared on Class A common stock						(4,347)			(4,347)

Balance—June 30, 2012	13,583,873	$136	1,000	$0	$191,966	$(30,447)	$1	$(56,600)	$105,056

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$43,880	$43,533
Adjustments to reconcile net income to net cash provided by operating activities:
Interest expense related to change in mandatory redemption liability	—	29,383
Equity-based compensation	27,746	619
Depreciation	839	532
Change in amounts payable under tax receivable agreement	39	—
Net loss on investment securities	236	156
Deferred income taxes	1,701	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(1,708)	(1,827)
Accounts receivable—Manning & Napier Fund, Inc.	555	(2,094)
Prepaid expenses and other assets	324	(443)
Accounts payable	14	536
Accrued expenses and other liabilities	1,914	7,725
Deferred revenue	527	1,123

Net cash provided by operating activities	76,067	79,243

Cash flows from investing activities:
Purchases of property and equipment	(1,774)	(342)
Sale of investments	1,792	807
Purchase of investments	(5,317)	(927)

Net cash used in investing activities	(5,299)	(462)

Cash flows from financing activities:
Distributions	(54,030)	(73,641)
Dividends paid	(2,173)	—
Payment of stock purchase note payable	—	(77)
Payment of capital lease obligations	(48)	(43)
Proceeds on issuance of stock	—	32
Capital contributions	—	2,478
Payments of costs directly associated with issuance of Class A common stock	(598)	—

Net cash used in financing activities	(56,849)	(71,251)

Net increase in cash and cash equivalents	13,919	7,530
Cash and cash equivalents:
Beginning of period	81,208	27,543

End of period	$95,127	$35,073

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

Investments in the Fund amounted to approximately $0.8 million and $0.7 million at June 30, 2012 and December 31, 2011, respectively.

For the three and six months ended June 30, 2012, fees earned for advisory related services provided to the Fund and CIT investment vehicles totaled approximately $42.0 million and $84.9 million, respectively. For the three and six months ended June 30, 2011, fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $43.6 and $82.6 million, respectively. These amounts represent greater than 10% of revenue in each period.

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

Note 3—Noncontrolling Interests

Manning & Napier is the sole managing member of Manning & Napier Group. Manning & Napier holds an approximately 13.8% economic interest in Manning & Napier Group, but as managing member controls the management of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its statement of financial condition with respect to the remaining approximately 86.2% economic interest in Manning & Napier Group held by M&N Group Holdings, MNCC and the other members of Manning & Napier Group. Net income attributable to noncontrolling interest on the statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling members. Subsequent to its initial public offering, the Company has consolidated the results of Manning & Napier Group; therefore, all income for the period prior to the initial public offering is entirely attributable to noncontrolling interest. A reconciliation from “Income before provision for income taxes” to “Net income (loss) attributable to Manning & Napier, Inc.” is detailed as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Income before provision for income taxes	$12,655	$49,069
Less: loss before provision for income taxes of Manning & Napier, Inc. (a)	(397)	(763)

Income before provision for income taxes, as adjusted	13,052	49,832
Controlling interest percentage (b)	13.8%	13.8%

Net income attributable to controlling interest	1,803	6,884
Plus: loss before provision for income taxes of Manning & Napier, Inc. (a)	397	763

Income before income taxes attributable to Manning & Napier	1,406	6,121
Less: provision for income taxes of Manning & Napier, Inc. (c)	3,242	5,054

Net (loss) income attributable to Manning & Napier, Inc.	$(1,836)	$1,067

a)	Manning & Napier, Inc. incurs certain expenses that are only attributable to Manning & Napier, Inc. and are therefore excluded from the net income attributable to noncontrolling interests.
b)	Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc.
c)	The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $3.2 million and $5.2 million for the three and six months ended June 30, 2012.

During the three and six months ended June 30, 2012, the Company made approximately $27.0 million and $54.0 million in distributions to noncontrolling members, respectively. None of these distributions were payments pursuant to the tax receivable agreement (“TRA”).

As of June 30, 2012 and December 31, 2011, the Company had recorded a liability of $46.2 million, representing the payments due to the selling unit holders under the TRA. During 2012, the Company expects to pay approximately $0.3 million of the total amount. The basis for determining the current portion of the payments under the TRA is the expected amount of payments to be made within the next 12 months. The long-term portion of the payments under the tax receivable agreement is the remainder. We recorded an adjustment of less than $0.1 million to the liability during the six months ended June 30, 2012 to account for changes in enacted tax rates in various states.

Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interest. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Note 4—Investment Securities

The following table represents the Company’s investment securities holdings at June 30, 2012 and December 31, 2011:

At June 30, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury Note (0.375%, 9/30/2012)	$504	$2	$—	$506
U.S. Treasury Note (1.75%, 1/31/2014)	102	1	—	103

	606	3	—	609

Trading Securities
Equity securities				5,744
Short-term securities				800
Managed mutual funds				778

				7,322

Total investment securities				$7,931

At December 31, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury Note (0.375%, 9/30/2012)	$504	$2	$—	$506
U.S. Treasury Note (1.75%, 1/31/2014)	102	2	—	104

	$606	$4	—	610
Trading Securities
Equity securities				2,656
Short-term securities				636
Managed mutual funds				740

				4,032

Total investment securities				$4,642

Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.

Investment securities classified as trading consist of short-term securities, equity securities, and investments in mutual funds for which the Company provides advisory services. At June 30, 2012 and December 31, 2011, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes. The Company recognized $0.5 million and $0.1 million of net unrealized losses related to investments classified as trading for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011 there were no net unrealized gains or losses related to investments classified as trading.

Investment securities classified as available-for-sale consist of U.S. Treasury Notes, which are held by ETC in order to comply with New Hampshire state regulations. As of June 30, 2012 and December 31, 2011, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three and six month periods ended June 30, 2012 and 2011.

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

Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of June 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Totals
	(in thousands)
At June 30, 2012
Equity securities	$4,243	$1,501	$—	$5,744
Short-term securities	800	—	—	800
Managed mutual funds	778	—	—	778
U.S. Treasury Note (0.375%, 9/30/2012)	—	506	—	506
U.S. Treasury Note (1.75%, 1/31/2014)	—	103	—	103

	$5,821	$2,110	$—	$7,931

At December 31, 2011
Equity securities	$2,656	$—	$—	$2,656
Short-term securities	636	—	—	636
Managed mutual funds	740	—	—	740
U.S. Treasury Note (0.375%, 9/30/2012)	—	506	—	506
U.S. Treasury Note (1.75%, 1/31/2014)	—	104	—	104

	$4,032	$610	$—	$4,642

There were no Level 3 securities held by the Company as of June 30, 2012 or December 31, 2011.

The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012.

Note 6—Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Accrued sales commissions	$6,277	$5,715
Accrued bonuses	11,158	9,991
Accrued sub-transfer agent fees	6,878	6,492
Accrued professional service fees	1,085	3,055
Dividends payable	2,173	—
Other accruals and liabilities	5,800	4,846

	$33,371	$30,099

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

As an investment adviser to a variety of investment products, the Company is subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its combined consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending or to the Company’s knowledge threatened against it. As of June 30, 2012 and December 31, 2011, the Company has not accrued for any such claims, legal proceedings, or other contingencies.

Note 8—Earnings per Common Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards. The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012	Six months ended June 30, 2012
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$9,456	$43,880
Less: net income attributable to noncontrolling interests	11,292	42,813

Net (loss) income attributable to Manning & Napier, Inc	$(1,836)	$1,067

Net (loss) income available to Class A common stock per basic and diluted share	$(0.14)	$0.08

Weighted average shares of Class A common stock outstanding	13,583,873	13,583,873

The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.

At June 30, 2012 there were 76,400,000 Class A Units of Manning & Napier Group which, subject to certain restrictions, will be exchangeable for up to 76,400,000 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2012.

Note 9—Equity Based Compensation

2011 Equity Compensation Plan

As of June 30, 2012, no interests had been awarded under the 2011 Equity Compensation Plan (the “2011 Plan”). A total of 13,142,813 equity interests are available under the 2011 Plan.

Reorganization-Related Equity Based Compensation

During the three months ended June 30, 2012, the Company commenced recognition of compensation expense for the approximately 4.5 million performance-based awards eligible to vest on December 31, 2012 under the amended vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards is contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient has met such performance criteria will be made by a vesting committee at the end of the annual service period. In accordance with ASC 718, Stock Compensation, the grant date for these performance-based awards will occur at the end of the service period. Until the grant date, compensation expense will be re-measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period. No expense is being recognized for the performance-based awards eligible to vest on December 31, 2013 and 2014 in connection with the 2011 reorganization transactions, as the performance conditions have not yet been defined.

The following table summarizes stock unit activity for the six months ended June 30, 2012 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Fair Value
Stock unit awards outstanding at January 1, 2012	40,480	$12.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Stock unit awards outstanding at June 30, 2012	40,480	$12.00

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2012	2,899,917	$12.00
Granted	65,740	$13.45
Vested	(65,740)	$13.45
Forfeited	(28,791)	$12.00

Stock unit awards outstanding at June 30, 2012	2,871,126	$12.00

For service-based awards granted during the six months ended June 30, 2012, the weighted average fair value of the awards granted was $13.45, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on the New York Stock Exchange on the date of grant. For performance-based awards with a service inception date during the six months ended June 30, 2012, the weighted average value of the awards at the end of the reporting period was $14.23, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on June 29, 2012.

For the three and six months ended June 30, 2012, the Company recorded approximately $24.0 million and $27.7 million, respectively, of compensation expense related to the amended vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and six months ended June 30, 2012, approximately $2.7 million and $6.4 million, respectively, is attributable to the service-based awards. For the same periods, the remaining expense of approximately $21.3 million and $21.4 million, respectively, is attributable to performance based awards. For both the three and six months ending June 30, 2012, $21.2 million of the expense attributable to performance-based awards is related to awards eligible to vest on December 31, 2012 under the amended vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on June 29, 2012. For the three and six months ended June 30, 2011, the Company recognized approximately $0.3 million and $0.6 million, respectively, of compensation expense related to shares granted.

As of June 30, 2012, there was unrecognized compensation expense related to unvested service-based awards of approximately $27.6 million. The Company expects to recognize this expense over a weighted average period of 1.7 years.

As of June 30, 2012, there was unrecognized compensation expense related to unvested performance-based awards of approximately $170.2 million, which the Company expects to recognize over a weighted average period of 1.6 years. Included in this total is an estimate of $169.8 million of estimated unrecognized compensation expense related to the approximately 13.5 million unvested performance-based awards under the amended vesting terms of ownership interests in connection with the 2011 reorganization transactions. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on June 29, 2012, and includes performance awards eligible to vest through 2014. The Company expects to recognize this expense over a weighted average period of 1.6 years.

Stock unit awards forfeited during the six-month period ended June 30, 2012 were redistributed amongst the legacy owners, including William Manning. Of the stock units forfeited, 65,740 were granted to William Manning which vested immediately. The remaining units were awarded to the legacy owners and are subject to performance criteria. This award does not result in dilution to the number of outstanding shares of our Class A common stock. The aggregate intrinsic value of stock units that vested during the six months ended June 30, 2012 was approximately $0.9 million.

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

The Company’s income tax provision and effective tax rate were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Earnings from continuing operations before income taxes	$12,655	$20,126	$49,069	$44,072
Effective Tax Rate	25.3%	1.3%	10.6%	1.2%

Provision for income taxes	3,199	253	5,189	539
Provision for income taxes @ 35%	4,429	7,044	17,174	15,425

Difference between tax at effective vs. statutory rate	$(1,230)	$(6,791)	$(11,985)	$(14,886)

For the three and six months ended June 30, 2012 and 2011, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.

Note 11—Related Party Transactions

Transactions with noncontrolling members

During the six months ended June 30, 2012, the Company loaned approximately $1.0 million to certain noncontrolling members in order for the entities to make required tax payments. The amount was repaid in full as of March 31, 2012.

From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.

Note 12—Subsequent Events

On August 7, 2012, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling members of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on November 1, 2012 to shareholders of record as of October 15, 2012.

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

Our assets under management (“AUM”) was $42.4 billion as of June 30, 2012, as illustrated in the table below.

	As of June 30, 2012
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Assets under management – By investment vehicle and portfolio
Separately managed accounts	$11,113.3	$11,242.0	$1,195.2	$23,550.5
Mutual funds and collective investment trusts	8,337.4	10,453.9	29.7	18,821.0

Total	$19,450.7	$21,695.9	$1,224.9	$42,371.5

The composition of our separately managed accounts as of June 30, 2012, by channel and portfolio, is set forth in the table below.

	As of June 30, 2012
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$7,878.1	$8,034.3	$960.2	$16,872.6
Intermediary Channel	3,235.2	856.8	235.0	4,327.0
Platform/Sub-advisor Channel	—	2,350.9	—	2,350.9

Total	$11,113.3	$11,242.0	$1,195.2	$23,550.5

Percentage of separate account AUM
Direct Channel	34%	34%	4%	72%
Intermediary Channel	13%	4%	1%	18%
Platform/Sub-advisor Channel	0%	10%	0%	10%

Total	47%	48%	5%	100%

Percentage of portfolio by channel
Direct Channel	71%	71%	80%	72%
Intermediary Channel	29%	8%	20%	18%
Platform/Sub-advisor Channel	—	21%	—	10%

Total	100%	100%	100%	100%

Percentage of channel by portfolio
Direct Channel	47%	48%	5%	100%
Intermediary Channel	75%	20%	5%	100%
Platform/Sub-advisor Channel	—	100%	—	100%

Our separate accounts contributed 36% of our total gross client inflows for the six months ended June 30, 2012 and represented 56% of our total AUM as of June 30, 2012.

Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 77% of the total gross client inflows for our separate account business for the six months ended June 30, 2012 and represented 72% of our total separate account AUM as of June 30, 2012. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.

During the first six months of 2012, equity and blended asset portfolios represented 68% and 25% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 7%. As of June 30, 2012, equity and blended asset portfolios represented 48% and 47% of total Direct Channel separate account AUM, while our fixed income portfolios were 5%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. However, relationships with larger institutions have resulted in strong growth in equity portfolios as a percentage of total AUM, which will likely continue given the breadth of our offerings, including domestic, international and global equity portfolios.

To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the first six months of 2012, 16% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 7% came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 28% of our total separate account AUM as of June 30, 2012.

New separate account business through the Intermediary Channel were into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the six months ended June 30, 2012, blended asset and equity portfolios represented 51% and 46% of the separate account gross client inflows from the Intermediary Channel, respectively, while fixed income portfolios represented 3%. As of June 30, 2012, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 20% allocated to equity and 5% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio.

In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the six months ended June 30, 2012, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were from equity portfolios, and we expect this will continue going forward. As of June 30, 2012, equity portfolios represented 100% of total Platform/Sub-Advisory Channel separate account AUM.

Despite a difficult market environment, our annualized separate account cancellation rate across all channels was 5.0% during the six months ended June 30, 2012, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.

The composition of our mutual funds and collective investment trusts as of June 30, 2012, by portfolio, is set forth in the table below.

	As of June 30, 2012
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual funds and collective investment trusts AUM	$8,337.4	$10,453.9	$29.7	$18,821.0

Our mutual fund and collective investment trusts contributed 64% to our total gross client inflows for the six months ended June 30, 2012 and represented 44% of our total AUM as of June 30, 2012. As of June 30, 2012, our mutual fund and collective investment trust AUM consisted of 44% from blended asset portfolios and 56% from equity portfolios, compared to 38% and 62% for blended asset and equity portfolios as of June 30, 2011. During the six months ended June 30, 2012, 46% of the gross client inflows were attributable to blended assets, while 53% came in equity portfolios and the remaining 1% came in fixed income portfolios. For the six months ended June 30, 2012, market appreciation for our mutual fund and collective investment trust AUM was 5.0%, including appreciation of 5.4% in our blended assets and 4.7% in our equity portfolios.

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

Through our Platform/Sub-advisor Channel, we have relationships with consultants and advisors at platforms. We derive equity portfolio assets in this channel through the selection of our funds within advisory programs where our mutual funds are used within a multi-strategy portfolio, or through placement on platforms’ approved lists of funds. To facilitate our relationships with intermediaries, we currently have more than 275 dealer relationships. The continued increase in financial intermediaries offering our mutual funds and collective investment trusts to clients will afford us the opportunity for continued growth across distribution channels. These relationships are an important component in expanding our retail business as well as our 401(k) life cycle and institutional business.

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

Results of Operations

Below is a discussion of our consolidated results of operations for the three and six months ended June 30, 2012 and 2011.

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

Assets Under Management. The following tables reflect the indicated components of our AUM for our investment vehicles for the three and six months ended June 30, 2012 and 2011.

AUM – by investment vehicle (for the three months ended June 30, 2012 and 2011)	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of March 31, 2012	$24,827.7	$19,904.3	$44,732.0	56%	44%	100%
Gross client inflows	979.2	1,443.5	2,422.7
Gross client outflows	(1,193.8)	(1,422.4)	(2,616.2)
Market depreciation	(1,062.6)	(1,104.4)	(2,167.0)

As of June 30, 2012	$23,550.5	$18,821.0	$42,371.5	56%	44%	100%

Average AUM for three months ended June 30, 2012	$23,969.5	$18,827.0	$42,796.5

As of March 31, 2011	$24,384.1	$18,180.0	$42,564.1	57%	43%	100%
Gross client inflows	1,262.8	2,385.4	3,648.2
Gross client outflows	(961.9)	(958.6)	(1,920.5)
Market appreciation	225.8	105.5	331.3

As of June 30, 2011	$24,910.8	$19,712.3	$44,623.1	56%	44%	100%

Average AUM for three months ended June 30, 2011	$25,031.5	$19,195.3	$44,226.8

AUM – by investment vehicle (for the six months ended June 30, 2012 and 2011)	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2011	$22,658.1	$17,542.0	$40,200.1	56%	44%	100%
Gross client inflows	1,858.4	3,296.6	5,155.0
Gross client outflows	(2,133.1)	(2,894.6)	(5,027.7)
Market appreciation	1,167.1	877.0	2,044.1

As of June 30, 2012	$23,550.5	$18,821.0	$42,371.5	56%	44%	100%

Average AUM for six months ended June 30, 2012	$23,848.8	$18,965.4	$42,814.2

As of December 31, 2010	$22,935.1	$15,906.6	$38,841.7	59%	41%	100%
Gross client inflows	2,224.1	4,799.2	7,023.3
Gross client outflows	(1,459.6)	(1,800.0)	(3,259.6)
Market appreciation	1,211.2	806.5	2,017.7

As of June 30, 2011	$24,910.8	$19,712.3	$44,623.1	56%	44%	100%

Average AUM for six months ended June 30, 2011	$24,403.0	$18,188.5	$42,591.5

Assets Under Management. The following tables reflect the indicated components of our AUM for our portfolios for the three and six months ended June 30, 2012 and 2011.

AUM – by portfolio (for the three months ended June 30, 2012 and 2011)	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of March 31, 2012	$19,658.1	$23,819.0	$1,254.9	$44,732.0	44%	53%	3%	100%
Gross client inflows	1,015.6	1,365.7	41.4	2,422.7
Gross client outflows	(894.0)	(1,626.5)	(95.7)	(2,616.2)
Market appreciation/(depreciation)	(329.0)	(1,862.3)	24.3	(2,167.0)

As of June 30, 2012	$19,450.7	$21,695.9	$1,224.9	$42,371.5	46%	51%	3%	100%

Average AUM for three months ended June 30, 2012	$19,348.3	$22,209.2	$1,239.0	$42,796.5

As of March 31, 2011	$18,420.4	$22,871.3	$1,272.4	$42,564.1	43%	54%	3%	100%
Gross client inflows	1,055.3	2,546.1	46.8	3,648.2
Gross client outflows	(799.4)	(1,038.0)	(83.1)	(1,920.5)
Market appreciation	115.0	194.2	22.1	331.3

As of June 30, 2011	$18,791.3	$24,573.6	$1,258.2	$44,623.1	42%	55%	3%	100%

Average AUM for three months ended June 30, 2011	$18,832.0	$24,126.8	$1,268.0	$44,226.8

AUM – by portfolio (for the six months ended June 30, 2012 and 2011)	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2011	$18,122.5	$20,812.0	$1,265.6	$40,200.1	45%	52%	3%	100%
Gross client inflows	2,046.9	2,979.3	128.8	5,155.0
Gross client outflows	(1,714.2)	(3,121.0)	(192.5)	(5,027.7)
Market appreciation	995.5	1,025.6	23.0	2,044.1

As of June 30, 2012	$19,450.7	$21,695.9	$1,224.9	$42,371.5	46%	51%	3%	100%

Average AUM for six months ended June 30, 2012	$19,209.3	$22,356.4	$1,248.5	$42,814.2

As of December 31, 2010	$17,280.5	$20,256.9	$1,304.3	$38,841.7	45%	52%	3%	100%
Gross client inflows	2,201.5	4,748.3	73.5	7,023.3
Gross client outflows	(1,473.5)	(1,632.9)	(153.2)	(3,259.6)
Market appreciation	782.8	1,201.3	33.6	2,017.7

As of June 30, 2011	$18,791.3	$24,573.6	$1,258.2	$44,623.1	42%	55%	3%	100%

Average AUM for six months ended June 30, 2011	$18,385.1	$22,929.0	$1,277.4	$42,591.5

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

Manning & Napier Advisors, LLC (“MNA”), our subsidiary, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is currently a family of 34 open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $18.8 billion, or 44%, of our AUM as of June 30, 2012, and investment management fees from these mutual funds and collective investment trusts were $42.0 million, or 52%, of our revenues for the three months ended June 30, 2012, and were $84.9 million, or 51%, of our revenues for the six months ended June 30, 2012.

MNA also serves as the investment advisor to all of our separately managed accounts, managing $23.6 billion, or 56%, of our AUM as of June 30, 2012, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund. Investment management fees from separately managed accounts were $35.2 million, or 43%, of our revenues for the three months ended June 30, 2012, and were $73.2 million, or 44%, of our revenues for the six months ended June 30, 2012.

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

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2011 AUM	$21,732	$18,462	$6	$40,200
June 30, 2012 AUM	21,760	20,600	12	42,372

As substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM, as discussed under “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and “Part II. Item 1A. Risk Factors.”

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Assets Under Management

The following table reflects changes in our AUM for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Period-to-Period
	2012	2011	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$24,827.7	$24,384.1	$443.6	2%
Gross client inflows	979.2	1,262.8	(283.6)	(22%)
Gross client outflows	(1,193.8)	(961.9)	(231.9)	24%
Market appreciation	(1,062.6)	225.8	(1,288.4)	(570%)

Ending assets under management	$23,550.5	$24,910.8	$(1,360.3)	(5%)

Mutual funds and collective investment trusts
Beginning assets under management	$19,904.3	$18,180.0	$1,724.3	9%
Gross client inflows	1,443.5	2,385.4	(941.9)	(39%)
Gross client outflows	(1,422.4)	(958.6)	(463.8)	48%
Market appreciation	(1,104.4)	105.5	(1,209.9)	(1,146%)

Ending assets under management	$18,821.0	$19,712.3	$(891.3)	(5%)

Total assets under management
Beginning assets under management	$44,732.0	$42,564.1	$2,167.9	5%
Gross client inflows	2,422.7	3,648.2	(1,225.5)	(34%)
Gross client outflows	(2,616.2)	(1,920.5)	(695.7)	36%
Market appreciation	(2,167.0)	331.3	(2,498.3)	(754%)

Ending assets under management	$42,371.5	$44,623.1	$(2,251.6)	(5%)

Our total AUM decreased by $2.3 billion, or 5%, to $42.4 billion as of June 30, 2012 from $44.6 billion as of June 30, 2011. Compared to the three months ended June 30, 2011, gross client inflows decreased by $1.2 billion for the three months ended June 30, 2012, while gross client outflows increased by $0.7 billion for the same periods. Additionally, we realized market appreciation of $0.3 billion for the three months ended June 30, 2011 compared to market depreciation of $2.2 billion for the three months ended June 30, 2012.

For the three months ended June 30, 2012, our total AUM decreased by $2.4 billion from $44.7 billion at March 31, 2012 to $42.4 billion. Of the $2.4 billion decrease, 92%, or $2.2 billion, came from investment losses during the period. The remaining 8% of the decrease was driven by net client outflows of $0.2 billion, comprised of $0.2 billion of net client outflows from our separate accounts, primarily caused by withdrawals from existing client accounts, and relatively flat mutual funds and collective investment trusts net client flows. The annualized separate account cancellation rate was 5.7% during the three months ended June 30, 2012.

Market depreciation during the three months ended June 30, 2012 constituted a 4.8% rate of decrease in our total AUM. The investment loss was 4.3% in separately managed accounts and 5.5% in mutual funds and collective investment trusts.

The rates of change in AUM during the three months ended June 30, 2012 were most significant in our equity portfolios, with a decrease of 9%. Our fixed income and blended asset portfolios decreased by 2% and 1%, respectively. The rates of change in AUM were also most significant in our equity portfolios from June 30, 2011 to June 30, 2012, as these portfolios experienced a decrease of 12% over this period. Our fixed income portfolios also decreased, at a rate of 3%, while our blended asset portfolios increased by 4%, over the same period.

As of June 30, 2012, the composition of our AUM was 44% in mutual funds and collective investment trusts and 56% in separate accounts, which was consistent with the composition of our AUM as of March 31, 2012 and June 30, 2011. The composition of our AUM across portfolios at June 30, 2012 was 46% in blended assets, 51% in equity, and 3% in fixed income, compared to 44% in blended assets, 53% in equity, and 3% in fixed income at March 31, 2012, and 42% in blended assets, 55% in equity, and 3% in fixed income at June 30, 2011.

The following table sets forth our results of operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Period-to-Period
	2012	2011	$	%
	(in thousands, except share and per share data)
Statements of operations data:
Revenues
Investment management services revenue	$81,529	$85,805	$(4,276)	(5%)
Expenses
Compensation and related costs	46,570	27,061	19,509	72%
Sub-transfer agent and shareholder service costs	12,471	12,668	(197)	(2%)
Other operating costs	9,259	9,700	(441)	(5%)

Total operating expenses	68,300	49,429	18,871	38%

Operating income	13,229	36,376	(23,147)	(64%)

Non-operating loss
Interest expense on shares subject to mandatory redemption	—	(16,095)	16,095	(100%)
Other non-operating loss	(574)	(155)	(419)	270%

Total non-operating loss	(574)	(16,250)	15,676	(96%)

Income before provision for income taxes	12,655	20,126	(7,471)	(37%)
Provision for income taxes	3,199	253	2,946	1164%

Net income attributable to controlling and noncontrolling interests	9,456	19,873	(10,417)	(52%)
Less: net income attributable to noncontrolling interests	11,292	19,873	(8,581)	(43%)

Net loss attributable to Manning & Napier, Inc.	$(1,836)	$—	$—

Per Share Data
Net loss available to Class A common stock per basic and diluted share	$(0.14)

Weighted average basic and dilute shares of Class A common stock outstanding	13,583,873

Cash dividends declared per share of Class A common stock	$0.16

Revenues

Our investment management services revenue decreased by $4.3 million, or 5%, to $81.5 million for the three months ended June 30, 2012 from $85.8 million for the three months ended June 30, 2011. This decrease was driven primarily by a $1.4 billion, or 3%, decrease in our average AUM to $42.8 billion for the three months ended June 30, 2012 from $44.2 billion for the three months ended June 30, 2011.

Our average separately managed account fee decreased to 59 basis points for the three months ended June 30, 2012 from 61 basis points for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, separately managed account standard fees ranged from 15 basis points to 125 basis points, which was consistent with prior periods. The concentration of investments in our separately managed account assets was 46% blended assets, 51% equity and 3% fixed income as of June 30, 2012, and 42% blended assets, 55% equity and 3% fixed income as of June 30, 2011.

Our average fee on mutual fund and collective investment trust products decreased to 89 basis points for the three months ended June 30, 2012 from 91 basis points for the three months ended June 30, 2011. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For the three months ended June 30, 2012, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points, and ranged from 45 basis points to 100 basis points for the three months ended June 30, 2011.

Operating Expenses

Our operating expenses increased by $18.9 million, or 38%, to $68.3 million for the three months ended June 30, 2012 from $49.4 million for the three months ended June 30, 2011.

Compensation and related costs increased by $19.5 million, or 72%, to $46.6 million for the three months ended June 30, 2012 from $27.0 million for the three months ended June 30, 2011. This increase was primarily attributable to a non-cash reorganization-

related share-based compensation charge of $24.0 million. Further, we experienced a 20% increase in headcount to 512 employees as of June 30, 2012 from 428 as of June 30, 2011. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges decreased to 28% for the three months ended June 30, 2012 from 32% for the three months ended June 30, 2011. This decrease in compensation as a percentage of revenue resulted from incentive compensation growing at a slower rate during the three months ended June 30, 2012 than for the three months ended June 30, 2011. Incentive compensation grew at a slower pace due to a decrease in analyst bonuses caused by the impact of market depreciation during the second half of 2011, and the second quarter 2012.

Sub-transfer agent and shareholder service costs decreased by $0.2 million, or 2%, to $12.5 million for the three months ended June 30, 2012 from $12.7 million for the three months ended June 30, 2011. The decrease was generally attributable to a 2% decrease in mutual funds and collective investment trusts average AUM for the three months ended June 30, 2012 compared to June 30, 2011. As a percentage of mutual fund and collective investment trust revenue, sub-transfer agent and shareholder service fees remained consistent at 29% for the three months ended June 30, 2012 and 2011.

Other operating costs decreased by $0.4 million, or 5%, to $9.3 million for the three months ended June 30, 2012 from $9.7 million for the three months ended June 30, 2011. The decrease was primarily attributable to decreases in non-recurring fees related to the initial public offering that were incurred during the three months ended June 30, 2011, partially offset by increases in expenses in 2012 to support public company requirements.

Non-Operating Income (Loss)

Non-operating loss decreased by $15.7 million, or 96%, to a loss of $0.6 million for the three months ended June 30, 2012 from a loss of $16.3 million for the three months ended June 30, 2011. The decrease was primarily due to the elimination of the non-cash interest expense on the shares subject to mandatory redemption. Non-cash interest expense on shares subject to mandatory redemption was eliminated due to the termination of the mandatory redemption obligation upon the consummation of our initial public offering.

Provision for Income Taxes

The Company’s tax provision increased by $2.9 million, or 1,164%, to $3.2 million for the three months ended June 30, 2012 from $0.3 million for the three months ended June 30, 2011. The increase is primarily driven by our reorganization and the C-Corporation taxes resulting from our incorporation during the fourth quarter of 2011. For the three months ended June 30, 2011, the Company operated primarily as a series of flow-through entities which are generally not subject to U.S federal or most state and local income tax.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Assets Under Management

The following table reflects changes in our AUM for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Period-to-Period
	2012	2011	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$22,658.1	$22,935.1	$(277.0)	(1%)
Gross client inflows	1,858.4	2,224.1	(365.7)	(16%)
Gross client outflows	(2,133.1)	(1,459.6)	(673.5)	46%
Market appreciation	1,167.1	1,211.2	(44.1)	(4%)

Ending assets under management	$23,550.5	$24,910.8	$(1,360.3)	(5%)

Mutual funds and collective investment trusts
Beginning assets under management	$17,542.0	$15,906.6	$1,635.4	10%
Gross client inflows	3,296.6	4,799.2	(1,502.6)	(31%)
Gross client outflows	(2,894.6)	(1,800.0)	(1,094.6)	61%
Market appreciation	877.0	806.5	70.5	9%

Ending assets under management	$18,821.0	$19,712.3	$(891.3)	(5%)

Total assets under management
Beginning assets under management	$40,200.1	$38,841.7	$1,358.4	4%
Gross client inflows	5,155.0	7,023.3	(1,868.3)	(27%)
Gross client outflows	(5,027.7)	(3,259.6)	(1,768.1)	54%
Market appreciation	2,044.1	2,017.7	26.4	1%

Ending assets under management	$42,371.5	$44,623.1	$(2,251.6)	(5%)

Our total AUM decreased by $2.3 billion, or 5%, to $42.4 billion as of June 30, 2012 from $44.6 billion as of June 30, 2011. Compared to the six months ended June 30, 2011, gross client inflows decreased by $1.9 billion for the six months ended June 30, 2012, while gross client outflows increased by $1.8 billion for the same periods. Market appreciation was consistent at $2.0 billion for the six months ended June 30, 2011 and 2012.

For the six months ended June 30, 2012, our total AUM increased by $2.2 billion from $40.2 billion at December 31, 2011 to $42.4 billion at June 30, 2012. Of the $2.2 billion increase, 94%, or $2.1 billion, came from investment gains during the period. The remaining 6% of the increase was driven by net client inflows of $0.1 billion, comprised of $0.4 billion of net client inflows from our mutual funds and collective investment trusts, offset by $0.3 billion of net client outflows from our separate accounts caused by withdrawals from existing client accounts. The annualized separate account cancellation rate was 5.0% during the six months ended June 30, 2012.

Market appreciation during the six months ended June 30, 2012 constituted a 5.1% rate of increase in our total AUM. The investment gain was 5.2% in separately managed accounts and 5.0% in mutual funds and collective investment trusts.

The rates of change in AUM during the six months ended June 30, 2012 were most significant in our blended asset portfolios, with an increase of 7%, while our equity portfolios experienced growth of 4% and our fixed income portfolios decreased 3%. The rates of change in AUM were most significant in our equity portfolios from June 30, 2011 to June 30, 2012, as these portfolios experienced a decrease of 12% over this period. Our fixed income portfolios also decreased, at a rate of 3%, while our blended asset portfolios increased by 4%, over the same period.

As of June 30, 2012, the composition of our AUM was 44% in mutual funds and collective investment trusts and 56% in separate accounts, which was consistent with the composition of our AUM as of December 31, 2011 and June 30, 2011. The composition of our AUM across portfolios at June 30, 2012 was 46% in blended assets, 51% in equity, and 3% in fixed income, compared to 45% in blended assets, 52% in equity, and 3% in fixed income at December 31, 2011, and 42% in blended assets, 55% in equity, and 3% in fixed income at June 30, 2011.

The following table sets forth our results of operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Period-to-Period
	2012	2011	$	%
	(in thousands, except share and per share data)
Statements of operations data:
Revenues
Investment management services revenue	$166,543	$163,845	$2,698	2%
Expenses
Compensation and related costs	74,302	49,955	24,347	49%
Sub-transfer agent and shareholder service costs	25,145	24,363	782	3%
Other operating costs	17,848	15,925	1,923	12%

Total operating expenses	117,295	90,243	27,052	30%

Operating income	49,248	73,602	(24,354)	(33%)

Non-operating loss
Interest expense on shares subject to mandatory redemption	—	(29,383)	29,383	(100%)
Other non-operating loss	(179)	(147)	(32)	22%

Total non-operating loss	(179)	(29,530)	29,351	(99%)

Income before provision for income taxes	49,069	44,072	4,997	11%
Provision for income taxes	5,189	539	4,650	863%

Net income attributable to controlling and noncontrolling interests	43,880	43,533	347	1%
Less: net income attributable to noncontrolling interests	42,813	43,533	(720)	(2%)

Net income attributable to Manning & Napier, Inc.	$1,067	$—	$—

Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.08

Weighted average basic and dilute shares of Class A common stock outstanding	13,583,873

Cash dividends declared per share of Class A common stock	$0.32

Revenues

Our investment management services revenue increased by $2.7 million, or 2%, to $166.5 million for the six months ended June 30, 2012 from $163.8 million for the six months ended June 30, 2011. This increase was driven primarily by a $0.2 billion, or 1%, increase in our average AUM to $42.8 billion for the six months ended June 30, 2012 from $42.6 billion for the six months ended June 30, 2011.

Our average separately managed account fee increased to 61 basis points for the six months ended June 30, 2012 from 60 basis points for the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, separately managed account management fees ranged from 15 basis points to 125 basis points, which was consistent with prior periods. The concentration of investments in our separately managed account assets was 46% blended assets, 51% equity and 3% fixed income as of June 30, 2012, and 42% blended assets, 55% equity and 3% fixed income as of June 30, 2011.

Our average fee on mutual fund and collective investment trust products decreased to 90 basis points for the six months ended June 30, 2012 from 91 basis points for the six months ended June 30, 2011. For the six months ended June 30, 2012, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points, and ranged from 45 basis points to 100 basis points for the six months ended June 30, 2011.

Operating Expenses

Our operating expenses increased by $27.1 million, or 30%, to $117.3 million for the six months ended June 30, 2012 from $90.2 million for the six months ended June 30, 2011.

Compensation and related costs increased by $24.3 million, or 49%, to $74.3 million for the six months ended June 30, 2012 from $50.0 million for the six months ended June 30, 2011. This increase was primarily attributable to a non-cash reorganization-related share-based compensation charge of $27.7 million. Further, we experienced a 20% increase in headcount to 512 employees as of June 30, 2012 from 428 as of June 30, 2011. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges decreased to 28% for the six months ended June 30, 2012 from 31% for the six months ended June 30, 2011. This decrease in compensation as a percentage of revenue resulted from incentive compensation growing at a slower rate during the six months ended June 30, 2012 than for the six months ended June 30, 2011. Incentive compensation grew at a slower pace due to a decrease in analyst bonuses caused by the impact of market depreciation during the second half of 2011, and the second quarter of 2012.

Sub-transfer agent and shareholder service costs increased by $0.8 million, or 3%, to $25.1 million for the six months ended June 30, 2012 from $24.4 million for the six months ended June 30, 2011. The increase was generally attributable to a 4% increase in mutual funds and collective investment trusts average AUM for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As a percentage of mutual fund and collective investment trust revenue, sub-transfer agent and shareholder service fees remained consistent at 27% for the six months ended June 30, 2012 and 2011.

Other operating costs increased by $1.9 million, or 12%, to $17.8 million for the six months ended June 30, 2011 from $15.9 million for the six months ended June 30, 2011. The increase was primarily attributable to higher 12b-1 fees resulting from an increase in average mutual fund AUM, and increases in costs to support public company requirements.

Non-Operating Income (Loss)

Non-operating loss decreased by $29.4 million, or 99%, to a loss of $0.2 million for the six months ended June 30, 2012 from a loss of $29.5 million for the six months ended June 30, 2011. The decrease was primarily attributable to the elimination of the non-cash interest expense on the shares subject to mandatory redemption. Non-cash interest expense on shares subject to mandatory redemption was eliminated because the mandatory redemption obligation terminated upon the consummation of our initial public offering in 2011.

Provision for Income Taxes

The Company’s tax provision increased by $4.7 million, or 863%, to $5.2 million for the six months ended June 30, 2012 from $0.5 million for the six months ended June 30, 2011. The increase is primarily driven by our reorganization and the C-Corporation taxes resulting from our incorporation during the fourth quarter of 2011. For the six months ended June 30, 2011, the Company operated primarily as a series of flow-through entities which are generally not subject to U.S federal or most state and local income tax.

Supplemental Non-GAAP Financial Information

To provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our combined consolidated statements of operations presented on a GAAP basis with non-GAAP financial measures of earnings.

Management uses economic income, economic net income, and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of its business model. Economic income and economic net income are not presented in accordance with GAAP. Economic income excludes from income before provision for income taxes:

•

the non-cash interest expense associated with the liability for shares subject to mandatory redemption. Upon consummation of the initial public offering, such mandatory redemption obligation terminated and the Company no longer reflects in its financial statements non-cash interest expense or the liability related to such obligation; and

•

the reorganization-related share-based compensation, which results in non-cash compensation expense reported over the vesting period. In addition, upon the consummation of our initial public offering, the vesting terms related to the ownership of our employees were modified, including our named executive officers, other than William Manning. Such individuals were entitled to 15% of their ownership interests upon the consummation of our initial public offering, and 15% of their ownership interests over the subsequent three years. The remaining ownership interests are subject to performance-based vesting over such three-year period. Such new vesting terms will not result in dilution to the number of outstanding shares of the Company’s Class A common stock. As a result of such vesting requirements, the Company will recognize non-cash compensation charges through 2014. Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to the Company and represents an estimate of income tax expense at an effective rate of 38.25% on economic income for each respective period, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the total number of adjusted Class A common shares outstanding. The number of adjusted Class A common shares outstanding for all periods presented is determined by assuming that all exchangeable units of Manning & Napier Group are converted into our outstanding

Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.

Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures by other companies, even if similar terms are used to identify such measures.

The following table sets forth our other financial and operating data for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Period-to-Period		Six Months Ended June 30,		Period-to-Period
(in thousands, except share and per share data)	2012	2011	$	%	2012	2011	$	%
Other Non-GAAP financial and operating data
Economic income	$36,692	$36,221	$471	1%	$76,815	$73,455	$3,360	5%

Economic net income	$22,657	$22,266	$291	1%	$47,433	$45,358	$2,075	5%

Economic net income per adjusted share	$0.25				$0.53

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands, except share and per share data)
Reconciliation of non-GAAP financial measures:
Net (loss) income attributable to Manning & Napier, Inc.	$(1,836)	$—	$1,067	$—
Plus: net income attributable to noncontrolling interests	11,292	19,873	42,813	43,533

Net income attributable to controlling and noncontrolling interests	9,456	19,873	43,880	43,533
Provision for income taxes	3,199	253	5,189	539

Income before provision for income taxes	12,655	20,126	49,069	44,072
Interest expense on shares subject to mandatory redemption	—	16,095	—	29,383
Reorganization-related share-based compensation	24,037	—	27,746	—

Economic income	36,692	36,221	76,815	73,455
Adjusted income taxes	14,035	13,855	29,382	28,097

Economic net income	$22,657	$22,366	$47,433	$45,358

Net (loss) income available to Class A common stock per basic and diluted share	$(0.14)		$0.08
Plus: net income attributable to noncontrolling interests per basic and diluted share	0.83		3.15

Net income attributable to controlling and noncontrolling interests per basic and diluted share	0.69		3.23
Provision for income taxes per basic and diluted share	0.24		0.38

Income before provision for income taxes per basic and diluted share	0.93		3.61
Interest Expense on Shares subject to mandatory redemption per basic share	—		—
Reorganization-related share-based compensation per basic and diluted share	1.77		2.04

Economic income per basic and diluted share	2.70		5.65
Adjusted income taxes per basic and diluted share	1.03		2.16

Economic net income per basic and diluted share	1.67		3.49
Less: Impact of Manning & Napier Group, LLC units converted to publicly traded shares	(1.42)		(2.96)

Economic net income per adjusted share	$0.25		$0.53

Total basic and diluted shares of Class A common stock outstanding	13,583,873		13,583,873
Total exchangeable units of Manning & Napier Group, LLC	76,400,000		76,400,000

Total adjusted Class A common stock outstanding	89,983,873		89,983,873

Liquidity and Capital Resources

Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands)
Cash and cash equivalents	$95,127	$81,208
Accounts receivable	$32,412	$31,259
Amounts payable under tax receivable agreement (1)	$46,244	$46,205

(1)

In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of June 30, 2012 and December 31, 2011, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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

Cash Flows

The following table sets forth our cash flows for the six months ended June 30, 2012 and 2011. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, and change in shares liability subject to mandatory redemption, deferred income tax expense and depreciation. Investing activities consist primarily of the purchase and sale of investments, as well as the purchases of property and equipment. Financing activities consist primarily of distributions, dividends paid and contributions.

	Six Months Ended June 30,
	2012	2011
	(unaudited) (in thousands)
Net cash provided by operating activities	$76,067	$79,243
Net cash used in investing activities	(5,299)	(462)
Net cash used in financing activities	(56,849)	(71,251)

Net change in cash and cash equivalents	$13,919	$7,530

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating Activities

Operating activities provided $76.1 million and $79.2 million of net cash for the six months ended June 30, 2012 and 2011, respectively. This decrease in net cash provided by operating activities was driven primarily by a decrease in operating assets and liabilities, primarily accrued expenses and other current liabilities, of approximately $3.4 million, partially offset by an increase in net income after adjustment for non-cash items of approximately $0.2 million.

Investing Activities

Investing activities used $5.3 million and $0.5 million of net cash for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash used in investing activities was primarily due to an increase in purchases of investments of $4.4 million (driven largely by the seeding of new products) and in property and equipment purchases of $1.4 million, partially offset by increases in sales of investments of $1.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Financing Activities

Financing activities used $56.8 million and $71.3 million of net cash for the six months ended June 30, 2012 and 2011, respectively. The decrease in net cash used in financing activities was primarily the result of a decrease in distributions of $19.6 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, partially offset by an increase in dividends paid on our class A common stock during the six months ended June 30, 2012.

Dividends

On March 20, 2012, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2012 to shareholders of record as of April 13, 2012.

On May 11, 2012, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on August 1, 2012 to shareholders of record as of July 16, 2012.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

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

The value of our AUM was $42.4 billion as of June 30, 2012. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.2 billion, which would cause an annualized increase or decrease in revenues of approximately $33.0 million at our current weighted average fee rate of 0.78%.

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

We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of short-term investments, equity securities and investment in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $7.9 million as of June 30, 2012. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $0.8 million at June 30, 2012. Due to the nature of our business, we believe that we do not face any material risk from inflation.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $42.4 billion as of June 30, 2012. As of June 30, 2012, approximately 29% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.

We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 29% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.2 billion, which would cause an annualized increase or decrease in revenues of approximately $9.6 million at our current weighted average fee rate of 0.78%.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes in our risk factors since those published in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Combined Consolidated Statements of Financial Condition, (ii) Combined Consolidated Statements of Operations, (iii) Combined Consolidated Statements of Comprehensive Income, (iv) Combined Consolidated Statement of Shareholders’ Equity, (v) Combined Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Combined Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: August 13, 2012	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)