Form 10-Q
period 2012-09-30
Manning & Napier, Inc.
filed 2012-11-13
CIK 1524223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2012
Class A common stock, $0.01 par value per share	13,583,873
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Manning & Napier, Inc.

Combined Consolidated Statements of Financial Condition

As of September 30, 2012 and December 31, 2011

(in thousands, except share data)	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$96,957	$81,208
Accounts receivable	21,359	18,409
Accounts receivable—Manning & Napier Fund, Inc.	13,209	12,850
Investment securities, at fair value	12,630	4,642
Prepaid expenses and other assets	5,423	4,126

Total current assets	149,578	121,235

Property and equipment, net	4,539	3,812
Net deferred tax assets, non-current	49,154	53,786

Total non-current assets	53,693	57,598

Total assets	$203,271	$178,833

Liabilities
Accounts payable	$1,912	$1,139
Accrued expenses and other liabilities	32,012	30,099
Deferred revenue	11,136	9,902

Total current liabilities	45,060	41,140

Amounts payable under tax receivable agreement	43,989	45,885

Total non-current liabilities	43,989	45,885

Total liabilities	$89,049	$87,025
Commitments and contingencies (Note 7)

Shareholders’ equity
Class A common stock, $0.01 par value 300,000,000 shares authorized, 13,583,873 issued and outstanding at September 30, 2012 and December 31, 2011	$136	$136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	0	0
Additional paid-in capital	194,354	188,133
Retained deficit	(30,966)	(27,167)
Accumulated other comprehensive income	1	2

Total shareholders’ equity attributable to Manning & Napier Group	163,525	161,104
Noncontrolling deficit	(49,303)	(69,296)

Total shareholders’ equity and noncontrolling deficit	114,222	91,808

Total liabilities, shareholders’ equity and noncontrolling deficit	$203,271	$178,833

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2012	2011	2012	2011
Revenues
Investment management service revenue	$85,382	$85,789	$251,925	$249,634

Expenses
Compensation and related costs	40,922	20,890	115,224	70,845
Sub-transfer agent and shareholder service costs	12,830	12,496	37,975	36,859
Other operating costs	9,941	9,300	27,789	25,225

Total operating expenses	63,693	42,686	180,988	132,929

Operating income	21,689	43,103	70,937	116,705

Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	(13,339)	—	(42,722)
Interest expense	(13)	(9)	(26)	(28)
Interest and dividend income	36	16	105	44
Net capital gains on investments	572	185	337	29

Total non-operating income (loss)	595	(13,147)	416	(42,677)

Income before provision for income taxes	22,284	29,956	71,353	74,028
Provision for income taxes	1,220	253	6,409	792

Net income attributable to controlling and noncontrolling interests	21,064	29,703	64,944	73,236

Less: net income attributable to noncontrolling interests	19,410	29,703	62,223	73,236

Net income attributable to Manning & Napier, Inc.	$1,654	$—	$2,721	$—

Net income per share available to Class A common stock
Basic	$0.12		$0.20

Diluted	$0.12		$0.20

Weighted average shares of Class A common stock outstanding
Basic	13,583,873		13,583,873

Diluted	13,583,873		13,583,873

Cash dividends declared per share of Class A common stock	$0.16		$0.48

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$21,064	$29,703	$64,944	$73,236

Net unrealized holding loss on investment securities, net of tax	—	(1,060)	(1)	(464)
Reclassification adjustment for realized losses on marketable securities included in net income	—	185	—	29

Comprehensive income	$21,064	$28,828	$64,943	$72,801

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statement of Shareholders’ Equity

Nine Months Ended September 30, 2012

(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in	Retained (Deficit)	Accumulated Other Comprehensive	Non Controlling Interest
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	(Deficit)	Total
Balance—December 31, 2011	13,583,873	$136	1,000	$0	$188,133	$(27,167)	$2	$(69,296)	$91,808

Net income						2,721		62,223	64,944

Distributions								(81,045)	(81,045)
Net changes in unrealized investment securities gains or losses							(1)		(1)

Equity-based compensation					6,221			38,815	45,036
Dividends declared on Class A common stock						(6,520)			(6,520)

Balance—September 30, 2012	13,583,873	$136	1,000	$0	$194,354	$(30,966)	$1	$(49,303)	$114,222

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.

Combined Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$64,944	$73,236
Adjustments to reconcile net income to net cash provided by operating activities:
Interest expense related to change in mandatory redemption liability	—	42,722
Equity-based compensation	45,036	929
Depreciation	1,276	827
Change in amounts payable under tax receivable agreement	24	—
Net gain on investment securities	(337)	(29)
Deferred income taxes	2,281	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(2,950)	(68)
Accounts receivable—Manning & Napier Fund, Inc.	(359)	(713)
Prepaid expenses and other assets	882	(1,768)
Accounts payable	773	123
Accrued expenses and other liabilities	(1,336)	(5,816)
Deferred revenue	1,234	1,408

Net cash provided by operating activities	111,468	110,851

Cash flows from investing activities:
Purchases of property and equipment	(2,002)	(638)
Sale of investments	3,782	1,258
Purchase of investments	(11,435)	(1,124)

Net cash used in investing activities	(9,655)	(504)

Cash flows from financing activities:
Distributions	(81,045)	(118,200)
Dividends paid	(4,347)	—
Payment of stock purchase note payable	—	(95)
Payment of capital lease obligations	(74)	(59)
Proceeds on issuance of stock	—	35
Capital contributions	—	3,863
Payments of costs directly associated with issuance of Class A common stock	(598)	—

Net cash used in financing activities	(86,064)	(114,456)

Net increase in cash and cash equivalents	15,749	(4,109)
Cash and cash equivalents:
Beginning of period	81,208	27,543

End of period	$96,957	$23,434

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

(1)	Manning & Napier, Inc. is the sole managing member of Manning & Napier Group. The operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC, Manning & Napier Advisory Advantage Company, LLC, Exeter Advisors I, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

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

Basis of Presentation

The accompanying unaudited combined consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and include all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the combined consolidated financial statements. Actual results could differ from these estimates or assumptions.

For the three months ended September 30, 2012, the Company recorded a correction of an immaterial error relating to the year 2011, and the first and second quarter of 2012 that increased net income by $0.2 million in the aggregate. The error relates to the number of Class A units of Manning & Napier Group that were subject to service vesting as opposed to performance vesting under the terms of the 2011 reorganization transactions. The error resulted in an understatement of $0.7 million, $1.4 million and an overstatement of $1.9 million non-cash component of compensation and related benefits for the periods ended December 31, 2011, March 31, 2012 and June 30, 2012, respectively. Approximately 1.5 million of such units were reclassified from performance-based to service-based awards. After evaluating the quantitative and qualitative aspects of the adjustment, the Company concluded that its prior period financial statements were not materially misstated.

Principles of Consolidation

Manning & Napier is the sole managing member of Manning & Napier Group. Following the Company’s 2011 reorganization transactions and initial public offering, Manning & Napier holds approximately 13.8% economic interest in Manning & Napier Group, but as managing member controls the management of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its statement of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”), Manning & Napier Capital Company, LLC (“MNCC”) and the other members of Manning & Napier Group.

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

Investments in the Fund amounted to approximately $0.2 million and $0.7 million at September 30, 2012 and December 31, 2011, respectively.

For the three and nine months ended September 30, 2012, fees earned for advisory related services provided to the Fund and CIT investment vehicles totaled approximately $43.6 million and $128.6 million, respectively. For the three and nine months ended September 30, 2011, fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $43.4 and $126.1 million, respectively. These amounts represent greater than 10% of revenue in each period.

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in thousands)
Income before provision for income taxes	$22,284	$71,353
Less: loss before provision for income taxes of Manning & Napier, Inc. (a)	(310)	(1,073)

Income before provision for income taxes, as adjusted	22,594	72,426
Controlling interest percentage (b)	13.8%	13.8%

Net income attributable to controlling interest	3,121	10,005
Plus: loss before provision for income taxes of Manning & Napier, Inc. (a)	(310)	(1,074)

Income before income taxes attributable to Manning & Napier	2,811	8,931
Less: provision for income taxes of Manning & Napier, Inc. (c)	1,157	6,210

Net income attributable to Manning & Napier, Inc.	$1,654	$2,721

a)	Manning & Napier, Inc. incurs certain expenses that are only attributable to Manning & Napier, Inc. and are therefore excluded from the net income attributable to noncontrolling interests.
b)	Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc.
c)	The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $1.2 million and $6.4 million for the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, the Company made approximately $27.0 million and $81.0 million in distributions to noncontrolling members, respectively. None of these distributions were payments pursuant to the tax receivable agreement (“TRA”).

At September 30, 2012 and December 31, 2011, the Company had recorded a liability of $45.9 million and $46.2 million, respectively, representing the payments due to the selling unit holders under the TRA. During the nine months ended September 30, 2012, the Company made payments of approximately $0.3 million pursuant to the TRA. During the next twelve months, the Company expects to pay approximately $1.9 million of the total amount recorded at September 30, 2012. The basis for determining the current portion of the payments under the TRA is the expected amount of payments to be made within the next 12 months. The long-term portion of the payments under the tax receivable agreement is the remainder. The Company recorded an adjustment of less than $0.1 million to the liability during the nine months ended September 30, 2012 to account for changes in enacted tax rates in various states.

Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interest. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Note 4—Investment Securities

The following table represents the Company’s investment securities holdings at September 30, 2012 and December 31, 2011:

At September 30, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury Note (0.375%, 9/30/2012)	$504	$2	$—	$506
U.S. Treasury Note (1.75%, 1/31/2014)	102	—	—	102

	606	2	—	608

Trading Securities
Equity securities				5,689
Fixed income securities				5,014
Short-term securities				1,111
Managed mutual funds				208

				12,022

Total investment securities				$12,630

At December 31, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury Note (0.375%, 9/30/2012)	$504	$2	$—	$506
U.S. Treasury Note (1.75%, 1/31/2014)	102	2	—	104

	606	4	—	610

Trading Securities
Equity securities				2,656
Short-term securities				636
Managed mutual funds				740

				4,032

Total investment securities				$4,642

Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.

Investment securities classified as trading consist of equity securities, fixed income securities, short-term securities, and investments in mutual funds for which the Company provides advisory services. At September 30, 2012 and December 31, 2011, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes. The Company recognized approximately $0.2 million and less than $0.1 million of net unrealized gains related to investments classified as trading for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011 there were no net unrealized gains or losses related to investments classified as trading.

Investment securities classified as available-for-sale consist of U.S. Treasury Notes, which are held by ETC in order to comply with New Hampshire state regulations. As of September 30, 2012 and December 31, 2011, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three and nine month periods ended September 30, 2012 and 2011.

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

Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of September 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Totals
	(in thousands)
At September 30, 2012
Equity securities	$5,689	$—	$—	$5,689
Fixed income securities	—	5,014	—	5,014
Short-term securities	1,111	—	—	1,111
Managed mutual funds	208	—	—	208
U.S. Treasury Notes	—	608	—	608

	$7,008	$5,622	$—	$12,630

At December 31, 2011
Equity securities	$2,656	$—	$—	$2,656
Short-term securities	636	—	—	636
Managed mutual funds	740	—	—	740
U.S. Treasury Notes	—	610	—	610

	$4,032	$610	$—	$4,642

There were no Level 3 securities held by the Company at September 30, 2012 or December 31, 2011.

The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2012.

Note 6—Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Accrued sales commissions	$6,483	$5,715
Accrued bonuses	8,071	9,991
Accrued sub-transfer agent fees	7,276	6,492
Accrued professional service fees	1,140	3,055
Dividends payable	2,173	—
Amounts payable under tax receivable agreement	1,928	321
Other accruals and liabilities	4,941	4,525

	$32,012	$30,099

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

As an investment adviser to a variety of investment products, the Company is subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its combined consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending or to the Company’s knowledge threatened against it. As of September 30, 2012 and December 31, 2011, the Company has not accrued for any such claims, legal proceedings, or other contingencies.

Note 8—Earnings per Common Share

Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards. The following table sets forth the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$21,064	$64,944
Less: net income attributable to noncontrolling interests	19,410	62,223

Net income attributable to Manning & Napier, Inc.	$1,654	$2,721

Net income available to Class A common stock per basic and diluted share	$0.12	$0.20

Weighted average shares of Class A common stock outstanding	13,583,873	13,583,873

The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.

At September 30, 2012 there were 76,400,000 Class A Units of Manning & Napier Group which, subject to certain restrictions, will be exchangeable for up to 76,400,000 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2012.

Note 9—Equity Based Compensation

2011 Equity Compensation Plan

As of September 30, 2012, no interests had been awarded under the 2011 Equity Compensation Plan (the “2011 Plan”). A total of 13,142,813 equity interests are available under the 2011 Plan.

Reorganization-Related Equity Based Compensation

During 2012, the Company commenced recognition of compensation expense for the approximately 3.8 million performance-based awards eligible to vest on December 31, 2012 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards is contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient has met such performance criteria will be made by a vesting committee at the end of the annual service period. In accordance with Accounting Standards Codification Topic 718, Stock Compensation, the grant date for these performance-based awards will occur at the end of the service period. Until the grant date, compensation expense will be re-measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period. No expense is being recognized for the performance-based awards eligible to vest on December 31, 2013 and 2014 in connection with the 2011 reorganization transactions, as the performance conditions have not yet been defined.

The following table summarizes stock unit activity for the nine months ended September 30, 2012 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Fair Value
Stock unit awards outstanding at January 1, 2012	40,480	$12.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Stock unit awards outstanding at September 30, 2012	40,480	$12.00

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2012	2,899,917	$12.00
Allocation of units from performance to service-based (Note 2)	1,548,427	$12.00
Granted	63,423	$13.45
Vested	(63,423)	$13.45
Forfeited	(28,791)	$12.00

Stock unit awards outstanding at September 30, 2012	4,419,553	$12.00

For service-based awards granted during the nine months ended September 30, 2012, the weighted average fair value of the awards granted was $13.45, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on the New York Stock Exchange on the date of grant. For performance-based awards with a service inception date during the nine months ended September 30, 2012, the weighted average value of the awards at the end of the reporting period was $12.19, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on September 28, 2012.

For the three and nine months ended September 30, 2012, the Company recorded approximately $17.3 million and $45.0 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and nine months ended September 30, 2012, approximately $7.9 million and $14.3 million, respectively, is attributable to the service-based awards. For the same periods, the remaining expense of approximately $9.4 million and $30.7 million, respectively, is attributable to performance based awards. For the three and nine months ending September 30, 2012, $9.3 million and $30.5 million, respectively, of the expense attributable to performance-based awards is related to awards eligible to vest on December 31, 2012 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on September 28, 2012. For the three and nine months ended September 30, 2011, the Company recognized approximately $0.3 million and $0.9 million, respectively, of compensation expense related to shares granted.

As of September 30, 2012, there was unrecognized compensation expense related to unvested service-based awards of approximately $38.2 million. The Company expects to recognize this expense over a weighted average period of 1.6 years.

As of September 30, 2012, there was unrecognized compensation expense related to unvested performance-based awards of approximately $107.1 million, which the Company expects to recognize over a weighted average period of 1.5 years. Included in this total is an estimate of $106.9 million of unrecognized compensation expense related to the approximately 11.3 million unvested performance-based awards under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on September 28, 2012, and includes performance awards eligible to vest through 2014. The Company expects to recognize this expense over a weighted average period of 1.5 years.

Stock unit awards forfeited during the nine-month period ended September 30, 2012 were redistributed amongst the legacy owners, including William Manning. Of the stock units forfeited, 63,423 were granted to William Manning which vested immediately. The remaining units were awarded to the legacy owners and are subject to performance criteria. This award does not result in dilution to the number of outstanding shares of our Class A common stock. The aggregate intrinsic value of stock units that vested during the nine months ended September 30, 2012 was approximately $0.9 million.

Note 10—Income Taxes

The Company is comprised of entities that have elected to be treated as either an “S-Corporation”, a limited liability company (LLC), or a “C-Corporation”. As such, the entities functioning as S-Corporations or LLC’s are not liable for or able to benefit from federal and most state income taxes on their earnings, and earnings will be included in the personal income tax returns of each entity’s shareholders or unit holders. The entities functioning as C-Corporations are liable for or able to benefit from federal and state taxes on their earnings.

The Company’s income tax provision and effective tax rate were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Earnings from continuing operations before income taxes	$22,284	$29,956	$71,353	$74,028
Effective Tax Rate	5.5%	0.8%	9.0%	1.1%

Provision for income taxes	1,220	253	6,409	792
Provision for income taxes @ 35%	7,799	10,485	24,974	25,910

Difference between tax at effective vs. statutory rate	$(6,579)	$(10,232)	$(18,565)	$(25,118)

For the three and nine months ended September 30, 2012 and 2011, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.

Note 11—Related Party Transactions

Transactions with noncontrolling members

During the nine months ended September 30, 2012, the Company loaned approximately $1.0 million to certain noncontrolling members in order for the entities to make required tax payments. The amount was repaid in full as of March 31, 2012.

From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.

Note 12—Subsequent Events

Distributions and dividends

On November 6, 2012, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling members of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on February 1, 2013 to shareholders of record as of January 15, 2013.

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

•

Our mutual funds and collective investment trusts are primarily distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also obtain a portion of our mutual fund and collective investment trust distribution through our direct sales representatives, in particular within the defined contribution and institutional marketplace. Our mutual fund and collective investment trust products are important drivers of our blended asset class portfolios, in particular with 401(k) plan sponsors, advisors and recordkeepers that select our funds as default options for participants. In addition, financial intermediaries, mutual fund advisory programs and retail platforms are a driver of equity strategies within our mutual fund and collective investment trust fund offerings.

Our assets under management (“AUM”) was $44.3 billion as of September 30, 2012, as illustrated in the table below.

	As of September 30, 2012
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Assets under management – By investment vehicle and portfolio
Separately managed accounts	$11,563.9	$11,576.8	$1,182.6	$24,323.3
Mutual funds and collective investment trusts	8,933.9	10,976.1	34.7	19,944.7

Total	$20,497.8	$22,552.9	$1,217.3	$44,268.0

The composition of our separately managed accounts as of September 30, 2012, by channel and portfolio, is set forth in the table below.

	As of September 30, 2012
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,205.9	$8,542.8	$945.5	$17,694.2
Intermediary Channel	3,358.0	871.1	237.1	4,466.2
Platform/Sub-advisor Channel	—	2,162.9	—	2,162.9

Total	$11,563.9	$11,576.8	$1,182.6	$24,323.3

Percentage of separate account AUM
Direct Channel	34%	35%	4%	73%
Intermediary Channel	14%	3%	1%	18%
Platform/Sub-advisor Channel	—	9%	—	9%

Total	48%	47%	5%	100%

Percentage of portfolio by channel
Direct Channel	71%	74%	80%	73%
Intermediary Channel	29%	7%	20%	18%
Platform/Sub-advisor Channel	—	19%	—	9%

Total	100%	100%	100%	100%

Percentage of channel by portfolio
Direct Channel	46%	49%	5%	100%
Intermediary Channel	75%	20%	5%	100%
Platform/Sub-advisor Channel	—	100%	—	100%

Our separate accounts contributed 34% of our total gross client inflows for the nine months ended September 30, 2012 and represented 55% of our total AUM as of September 30, 2012.

Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 74% of the total gross client inflows for our separate account business for the nine months ended September 30, 2012 and represented 73% of our total separate account AUM as of September 30, 2012. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.

During the nine months ended September 30, 2012, equity and blended asset portfolios represented 65% and 28% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 7%. As of September 30, 2012, equity and blended asset portfolios represented 49% and 46% of total Direct Channel separate account AUM, while our fixed income portfolios were 5%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. However, relationships with larger institutions have resulted in strong growth in equity portfolios as a percentage of total AUM, which will likely continue given the breadth of our offerings, including domestic, international and global equity portfolios.

To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the nine months ended September 30, 2012, 18% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 8% came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 27% of our total separate account AUM as of September 30, 2012.

New separate account business through the Intermediary Channel were into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the nine months ended September 30, 2012, blended asset and equity portfolios represented 55% and 42% of the separate account gross client inflows from the Intermediary Channel, respectively, while fixed income portfolios represented 3%. As of September 30, 2012, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 20% allocated to equity and 5% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio.

In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the nine months ended September 30, 2012, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were from equity portfolios, and we expect this will continue going forward. As of September 30, 2012, equity portfolios represented 100% of total Platform/Sub-Advisory Channel separate account AUM.

Our annualized separate account retention rate across all channels was approximately 95% during the nine months ended September 30, 2012, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.

The composition of our mutual funds and collective investment trusts as of September 30, 2012, by portfolio, is set forth in the table below.

	As of September 30, 2012
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual funds and collective investment trusts AUM	$8,933.9	$10,976.1	$34.7	$19,944.7

Our mutual fund and collective investment trusts contributed 66% to our total gross client inflows for the nine months ended September 30, 2012 and represented 45% of our total AUM as of September 30, 2012. As of September 30, 2012, our mutual fund and collective investment trust AUM consisted of 45% from blended asset portfolios and 55% from equity portfolios, compared to 40% and 60% for blended asset and equity portfolios as of September 30, 2011. During the nine months ended September 30, 2012, 47% of the gross client inflows were attributable to blended assets, while 52% came in equity portfolios and the remaining 1% came in fixed income portfolios. For the nine months ended September 30, 2012, market appreciation for our mutual fund and collective investment trust AUM was 11.6%, including appreciation of 11.3% in our blended assets and 11.8% in our equity portfolios.

Mutual fund and collective investment trust business is driven by financial intermediaries and to a lesser extent, our direct sales representatives. Intermediary distribution of our mutual funds and collective investment trust vehicles is achieved via financial advisors, brokers, retirement plan advisors and approval of our funds on platforms and within mutual fund advisory programs. Through our Intermediary Channel, we are increasingly focused on our blended asset life cycle fund vehicles given our emphasis on advisors that work with retirement plans. In addition, we anticipate greater use of our blended asset portfolios by advisors seeking a multi-asset class solution for their retail clients. In addition, our allocation to equity portfolios within the Intermediary Channel may also increase due to interest from national brokerage firm advisors who wish to utilize our mutual funds as a sleeve within a larger portfolio.

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

Results of Operations

Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011.

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

Assets Under Management. The following tables reflect the indicated components of our AUM for our investment vehicles for the three and nine months ended September 30, 2012 and 2011.

AUM – by investment vehicle (for the three months ended September 30, 2012 and 2011)	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of June 30, 2012	$23,550.5	$18,821.0	$42,371.5	56%	44%	100%
Gross client inflows	507.0	1,306.5	1,813.5
Gross client outflows	(1,084.1)	(1,343.4)	(2,427.5)
Market appreciation	1,349.9	1,160.6	2,510.5

As of September 30, 2012	$24,323.3	$19,944.7	$44,268.0	55%	45%	100%

Average AUM for period	$23,862.7	$19,387.2	$43,249.9

As of June 30, 2011	$24,910.8	$19,712.3	$44,623.1	56%	44%	100%
Gross client inflows	1,454.3	2,626.9	4,081.2
Gross client outflows	(1,139.0)	(1,494.9)	(2,633.9)
Market depreciation	(3,674.4)	(3,627.2)	(7,301.6)

As of September 30, 2011	$21,551.7	$17,217.1	$38,768.8	56%	44%	100%

Average AUM for period	$23,800.0	$18,913.5	$42,713.5

AUM – by investment vehicle (for the nine months ended September 30, 2012 and 2011)	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2011	$22,658.1	$17,542.0	$40,200.1	56%	44%	100%
Gross client inflows	2,365.4	4,603.1	6,968.5
Gross client outflows	(3,217.2)	(4,238.0)	(7,455.2)
Market appreciation	2,517.0	2,037.6	4,554.6

As of September 30, 2012	$24,323.3	$19,944.7	$44,268.0	55%	45%	100%

Average AUM for period	$23,884.2	$19,106.0	$42,990.2

As of December 31, 2010	$22,935.1	$15,906.6	$38,841.7	59%	41%	100%
Gross client inflows	3,678.4	7,426.1	11,104.5
Gross client outflows	(2,598.6)	(3,294.9)	(5,893.5)
Market depreciation	(2,463.2)	(2,820.7)	(5,283.9)

As of September 30, 2011	$21,551.7	$17,217.1	$38,768.8	56%	44%	100%

Average AUM for period	$24,111.0	$18,326.1	$42,437.1

Assets Under Management. The following tables reflect the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2012 and 2011.

AUM – by portfolio (for the three months ended September 30, 2012 and 2011)	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2012	$19,450.7	$21,695.9	$1,224.9	$42,371.5	46%	51%	3%	100%
Gross client inflows	857.7	922.5	33.3	1,813.5
Gross client outflows	(816.5)	(1,551.2)	(59.8)	(2,427.5)
Market appreciation	1,005.9	1,485.7	18.9	2,510.5

As of September 30, 2012	$20,497.8	$22,552.9	$1,217.3	$44,268.0	46%	51%	3%	100%

Average AUM for period	$19,943.0	$22,086.7	$1,220.2	$43,249.9

As of June 30, 2011	$18,791.3	$24,573.6	$1,258.2	$44,623.1	42%	55%	3%	100%
Gross client inflows	1,222.1	2,832.2	26.9	4,081.2
Gross client outflows	(926.6)	(1,677.2)	(30.1)	(2,633.9)
Market depreciation	(1,903.7)	(5,372.2)	(25.7)	(7,301.6)

As of September 30, 2011	$17,183.1	$20,356.4	$1,229.3	$38,768.8	44%	53%	3%	100%

Average AUM for period	$18,188.4	$23,294.5	$1,230.6	$42,713.5

AUM – by portfolio (for the nine months ended September 30, 2012 and 2011)	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2011	$18,122.5	$20,812.0	$1,265.6	$40,200.1	45%	52%	3%	100%
Gross client inflows	2,904.6	3,901.8	162.1	6,968.5
Gross client outflows	(2,530.7)	(4,672.2)	(252.3)	(7,455.2)
Market appreciation	2,001.4	2,511.3	41.9	4,554.6

As of September 30, 2012	$20,497.8	$22,552.9	$1,217.3	$44,268.0	46%	51%	3%	100%

Average AUM for period	$19,467.4	$22,283.4	$1,239.4	$42,990.2

As of December 31, 2010	$17,280.5	$20,256.9	$1,304.3	$38,841.7	45%	52%	3%	100%
Gross client inflows	3,423.6	7,580.5	100.4	11,104.5
Gross client outflows	(2,400.1)	(3,310.1)	(183.3)	(5,893.5)
Market (depreciation) appreciation	(1,120.9)	(4,170.9)	7.9	(5,283.9)

As of September 30, 2011	$17,183.1	$20,356.4	$1,229.3	$38,768.8	44%	53%	3%	100%

Average AUM for period	$18,261.0	$22,915.5	$1,260.6	$42,437.1

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

Manning & Napier Advisors, LLC (“MNA”), our subsidiary, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is currently a family of 36 open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $19.9 billion, or 45%, of our AUM as of September 30, 2012, and investment management fees from these mutual funds and collective investment trusts were $43.6 million, or 51%, of our revenues for the three months ended September 30, 2012, and were $128.6 million, or 51%, of our revenues for the nine months ended September 30, 2012.

MNA also serves as the investment advisor to all of our separately managed accounts, managing $24.3 billion, or 55%, of our AUM as of September 30, 2012, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund. Investment management fees from separately managed accounts were $37.8 million, or 44%, of our revenues for the three months ended September 30, 2012, and were $111.0 million, or 44%, of our revenues for the nine months ended September 30, 2012.

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

•

Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals and reorganization-related share-based compensation. These costs are affected by changes in the employee headcount, mix of existing job descriptions, competitive factors, the addition of new skill sets and/or changes in our stock price reflected in share-based compensation.

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

Non-Operating Income (Loss). Non-operating income (loss) includes interest expense, interest and dividend income, and gains (losses) related to investment securities sales and changes in values of those designated as trading. Prior to the consummation of our initial public offering, interest expense included charges related to the agreement with William Manning, our Chairman and controlling stockholder. Prior to being publicly traded, we had a mandatory redemption obligation upon the death of William Manning to pay his estate his pro rata share of net revenue for the four quarters immediately preceding his death. Our liability related to this mandatory redemption obligation was calculated each fiscal quarter, and the change in the liability was reflected as non-cash interest expense. Upon the consummation of our initial public offering, such mandatory redemption obligation terminated and we no longer reflect non-cash interest expense or the liability related to such agreement.

Provision for Income Taxes. Historically, we have not had a significant provision for income taxes due to the fact that the combined entity is generally made up of S-Corporations and limited liability companies. However, following our initial public offering, we reported an increase in the provision for income taxes due to the requirement to include provisions for federal and state income taxes as a result of Manning & Napier’s C-Corporation status.

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

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2011 AUM	$21,732	$18,462	$6	$40,200
September 30, 2012 AUM	$26,480	$17,766	$22	$44,268

As substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM, as discussed under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Part II. Item 1A. Risk Factors.”

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Assets Under Management

The following table reflects changes in our AUM for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Period-to-Period
	2012	2011	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$23,550.5	$24,910.8	$(1,360.3)	(5%)
Gross client inflows	507.0	1,454.3	(947.3)	(65%)
Gross client outflows	(1,084.1)	(1,139.0)	54.9	(5%)
Market appreciation/(depreciation)	1,349.9	(3,674.4)	5,024.3	(137%)

Ending assets under management	$24,323.3	$21,551.7	$2,771.6	13%

Mutual funds and collective investment trusts
Beginning assets under management	$18,821.0	$19,712.3	$(891.3)	(5%)
Gross client inflows	1,306.5	2,626.9	(1,320.4)	(50%)
Gross client outflows	(1,343.4)	(1,494.9)	151.5	(10%)
Market appreciation/(depreciation)	1,160.6	(3,627.2)	4,787.8	(132%)

Ending assets under management	$19,944.7	$17,217.1	$2,727.6	16%

Total assets under management
Beginning assets under management	$42,371.5	$44,623.1	$(2,251.6)	(5%)
Gross client inflows	1,813.5	4,081.2	(2,267.7)	(56%)
Gross client outflows	(2,427.5)	(2,633.9)	206.4	(8%)
Market appreciation/(depreciation)	2,510.5	(7,301.6)	9,812.1	(134%)

Ending assets under management	$44,268.0	$38,768.8	$5,499.2	14%

Our total AUM increased by $5.5 billion, or 14%, to $44.3 billion as of September 30, 2012 from $38.8 billion as of September 30, 2011. Compared to the three months ended September 30, 2011, gross client inflows decreased by $2.3 billion for the three months ended September 30, 2012, while gross client outflows decreased by $0.2 billion for the same period. Additionally, we experienced market depreciation of $7.3 billion for the three months ended September 30, 2011 compared to market appreciation of $2.5 billion for the three months ended September 30, 2012.

For the three months ended September 30, 2012, our total AUM increased by $1.9 billion from $42.4 billion at June 30, 2012 to $44.3 billion. Of the $1.9 billion increase, $2.5 billion came from investment gains during the period, which was partially offset by net client outflows of $0.6 billion. Net client outflows were comprised of $0.6 billion from our separate accounts, primarily caused by withdrawals from existing client accounts, and relatively flat mutual funds and collective investment trusts net client flows.

Market appreciation during the three months ended September 30, 2012 constituted a 5.9% rate of increase in our total AUM. The investment gain was 5.7% in separately managed accounts and 6.2% in mutual funds and collective investment trusts.

The rates of change in AUM during the three months ended September 30, 2012 were most significant in our blended asset and equity portfolios, with increases of 5% and 4%, respectively, while our fixed income portfolio decreased by 1%. The rates of change in AUM were also most significant in our blended asset and equity portfolios from September 30, 2011 to September 30, 2012, as these portfolios experienced increases of 19% and 11%, respectively, over this period, while our fixed income portfolio decreased by 1%.

As of September 30, 2012, the composition of our AUM was 45% in mutual funds and collective investment trusts and 55% in separate accounts, compared to 44% in mutual funds and collective investment trusts and 56% in separate accounts at June 30, 2012 and September 30, 2011. The composition of our AUM across portfolios at September 30, 2012 and June 30, 2012 was 46% in blended assets, 51% in equity, and 3% in fixed income, compared to 44% in blended assets, 53% in equity, and 3% in fixed income at September 30, 2011.

The following table sets forth our results of operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Period-to-Period
	2012	2011	$	%
	(in thousands, except share data)
Statements of operations data:
Revenues
Investment management services revenue	$85,382	$85,789	$(407)	(0%)
Expenses
Compensation and related costs	40,922	20,890	20,032	96%
Sub-transfer agent and shareholder service costs	12,830	12,496	334	3%
Other operating costs	9,941	9,300	641	7%

Total operating expenses	63,693	42,686	21,007	49%

Operating income	21,689	43,103	(21,414)	(50%)

Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	(13,339)	13,339	(100%)
Other non-operating income	595	192	403	210%

Total non-operating income (loss)	595	(13,147)	13,742	105%

Income before provision for income taxes	22,284	29,956	(7,672)	(26%)
Provision for income taxes	1,220	253	967	382%

Net income attributable to controlling and noncontrolling interests	21,064	29,703	(8,639)	(29%)
Less: net income attributable to noncontrolling interests	19,410	29,703	(10,293)	(35%)

Net income attributable to Manning & Napier, Inc.	$1,654	$—

Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.12

Weighted average basic and diluted shares of Class A common stock outstanding	13,583,873

Cash dividends declared per share of Class A common stock	$0.16

Revenues

Our investment management services revenue decreased by $0.4 million, or less than 1%, to $85.4 million for the three months ended September 30, 2012 from $85.8 million for the three months ended September 30, 2011. This change in revenue is generally consistent with the $0.5 billion, or 1%, increase in our average AUM to $43.2 billion for the three months ended September 30, 2012 from $42.7 billion for the three months ended September 30, 2011.

Our average separately managed account fee decreased to 63 basis points for the three months ended September 30, 2012 from 65 basis points for the three months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, separately managed account standard fees ranged from 15 basis points to 125 basis points, which was consistent with prior periods. The concentration of investments in our separately managed account assets was 48% blended assets, 47% equity and 5% fixed income at both September 30, 2012 and September 30, 2011.

Our average fee on mutual fund and collective investment trust products decreased to 89 basis points for the three months ended September 30, 2012 from 92 basis points for the three months ended September 30, 2011. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For the three months ended September 30, 2012, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points, and ranged from 45 basis points to 100 basis points for the three months ended September 30, 2011.

Operating Expenses

Our operating expenses increased by $21.0 million, or 49%, to $63.7 million for the three months ended September 30, 2012 from $42.7 million for the three months ended September 30, 2011.

Compensation and related costs increased by $20.0 million, or 96%, to $40.9 million for the three months ended September 30, 2012 from $20.9 million for the three months ended September 30, 2011. This increase was primarily attributable to a non-cash reorganization-related share-based compensation charge of $17.3 million. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges increased to 28% for the three months ended September 30, 2012 from 24% for the three months ended September 30, 2011. This increase in compensation as a percentage of revenue resulted from an increase in incentive compensation costs resulting from the strong absolute and relative investment performance during the three months ended September 30, 2012, coupled with a 13% increase in headcount compared to September 30, 2011.

Sub-transfer agent and shareholder service costs increased by $0.3 million, or 3%, to $12.8 million for the three months ended September 30, 2012 from $12.5 million for the three months ended September 30, 2011. The increase was generally attributable to a 3% increase in mutual funds and collective investment trusts average AUM for the three months ended September 30, 2012 compared to September 30, 2011. As a percentage of mutual fund and collective investment trust revenue, sub-transfer agent and shareholder service fees remained generally consistent at 29% for the three months ended September 30, 2012 and September 30, 2011.

Other operating costs increased by $0.6 million, or 7%, to $9.9 million for the three months ended September 30, 2012 from $9.3 million for the three months ended September 30, 2011. The increase was primarily attributable to increases in fee waivers and 12b-1 fees associated with our mutual fund offerings.

Non-Operating Income (Loss)

Non-operating income increased by $13.7 million, or 105%, to income of $0.6 million for the three months ended September 30, 2012 from a loss of $13.1 million for the three months ended September 30, 2011. The increase was primarily due to the elimination of the non-cash interest expense on the shares subject to mandatory redemption. Non-cash interest expense on shares subject to mandatory redemption was eliminated due to the termination of the mandatory redemption obligation upon the consummation of our initial public offering.

Provision for Income Taxes

The Company’s tax provision increased by $1.0 million, or 382%, to $1.2 million for the three months ended September 30, 2012 from $0.3 million for the three months ended September 30, 2011. The increase is primarily driven by our reorganization and, following our initial public offering, an increase in the provision for income taxes as a result of our C-corporation status. For the three months ended September 30, 2011, the Company operated primarily as a series of flow-through entities which are generally not subject to U.S federal or most state and local income tax.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Assets Under Management

The following table reflects changes in our AUM for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Period-to-Period
	2012	2011	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$22,658.1	$22,935.1	$(277.0)	(1%)
Gross client inflows	2,365.4	3,678.4	(1,313.0)	(36%)
Gross client outflows	(3,217.2)	(2,598.6)	(618.6)	24%
Market appreciation/(depreciation)	2,517.0	(2,463.2)	4,980.2	(202%)

Ending assets under management	$24,323.3	$21,551.7	$2,771.6	13%

Mutual funds and collective investment trusts
Beginning assets under management	$17,542.0	$15,906.6	$1,635.4	10%
Gross client inflows	4,603.1	7,426.1	(2,823.0)	(38%)
Gross client outflows	(4,238.0)	(3,294.9)	(943.1)	29%
Market appreciation/(depreciation)	2,037.6	(2,820.7)	4,858.3	(172%)

Ending assets under management	$19,944.7	$17,217.1	$2,727.6	16%

Total assets under management
Beginning assets under management	$40,200.1	$38,841.7	$1,358.4	3%
Gross client inflows	6,968.5	11,104.5	(4,136.0)	(37%)
Gross client outflows	(7,455.2)	(5,893.5)	(1,561.7)	26%
Market appreciation/(depreciation)	4,554.6	(5,283.9)	9,838.5	(186%)

Ending assets under management	$44,268.0	$38,768.8	$5,499.2	14%

Our total AUM increased by $5.5 billion, or 14%, to $44.3 billion as of September 30, 2012 from $38.8 billion as of September 30, 2011. Compared to the nine months ended September 30, 2011, gross client inflows decreased by $4.1 billion for the nine months ended September 30, 2012, while gross client outflows increased by $1.6 billion for the same periods. Additionally, we experienced market depreciation of $5.3 billion for the nine months ended September 30, 2011 compared to market appreciation of $4.6 billion for the nine months ended September 30, 2012.

For the nine months ended September 30, 2012, our total AUM increased by $4.1 billion from $40.2 billion at December 31, 2011 to $44.3 billion at September 30, 2012. Of the $4.1 billion increase, $4.6 billion came from investment gains during the period, which was partially offset by net client outflows of $0.5 billion. Our net client outflows were comprised of separate accounts net client outflows of $0.9 billion, primarily caused by withdrawals from existing client accounts, offset by $0.4 billion of net client inflows to our mutual funds and collective investment trusts. The annualized separate account retention rate was approximately 95% during the nine months ended September 30, 2012.

Market appreciation during the nine months ended September 30, 2012 constituted an 11.3% rate of increase in our total AUM. The investment gain was 11.1% in separately managed accounts and 11.6% in mutual funds and collective investment trusts.

The rates of change in AUM during the nine months ended September 30, 2012 were most significant in our blended asset and equity portfolios, with increases of 13% and 8%, respectively, while our fixed income portfolio decreased by 4%. The rates of change in AUM were also most significant in our blended asset and equity portfolios from September 30, 2011 to September 30, 2012, as these portfolios experienced increases of 19% and 11%, respectively, over this period, while our fixed income portfolio decreased by 1%.

As of September 30, 2012, the composition of our AUM was 45% in mutual funds and collective investment trusts and 55% in separate accounts, compared to 44% in mutual funds and collective investment trusts and 56% in separate accounts at December 31, 2011 and September 30, 2011. The composition of our AUM across portfolios at September 30, 2012 was 46% in blended assets, 51% in equity, and 3% in fixed income, compared to 45% in blended assets, 52% in equity, and 3% in fixed income at December 31, 2011, and 44% in blended assets, 53% in equity, and 3% in fixed income at September 30, 2011.

The following table sets forth our results of operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Period-to-Period
	2012	2011	$	%
	(in thousands, except share data)
Statements of operations data:
Revenues
Investment management services revenue	$251,925	$249,634	$2,291	1%
Expenses
Compensation and related costs	115,224	70,845	44,379	63%
Sub-transfer agent and shareholder service costs	37,975	36,859	1,116	3%
Other operating costs	27,789	25,225	2,564	10%

Total operating expenses	180,988	132,929	48,059	36%

Operating income	70,937	116,705	(45,768)	(39%)

Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	(42,722)	42,722	(100%)
Other non-operating income	416	45	371	824%

Total non-operating income (loss)	416	(42,677)	43,093	101%

Income before provision for income taxes	71,353	74,028	(2,675)	(4%)
Provision for income taxes	6,409	792	5,617	709%

Net income attributable to controlling and noncontrolling interests	64,944	73,236	(8,292)	(11%)
Less: net income attributable to noncontrolling interests	62,223	73,236	(11,013)	(15%)

Net income attributable to Manning & Napier, Inc.	$2,721	$—

Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.20

Weighted average basic and diluted shares of Class A common stock outstanding	13,583,873

Cash dividends declared per share of Class A common stock	$0.48

Revenues

Our investment management services revenue increased by $2.3 million, or 1%, to $251.9 million for the nine months ended September 30, 2012 from $249.6 million for the nine months ended September 30, 2011. This increase was driven primarily by a $0.6 billion, or 1%, increase in our average AUM to $43.0 billion for the nine months ended September 30, 2012 from $42.4 billion for the nine months ended September 30, 2011.

Our average separately managed account fee was 62 basis points for the nine months ended September 30, 2012 and September 30, 2011. For the nine months ended September 30, 2012 and 2011, separately managed account management fees ranged from 15 basis points to 125 basis points, which was consistent with prior periods. The concentration of investments in our separately managed account assets was 48% blended assets, 47% equity and 5% fixed income at both September 30, 2012 and September 30, 2011.

Our average fee on mutual fund and collective investment trust products decreased to 90 basis points for the nine months ended September 30, 2012 from 92 basis points for the nine months ended September 30, 2011. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For the nine months ended September 30, 2012, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points, and ranged from 45 basis points to 100 basis points for the nine months ended September 30, 2011.

Operating Expenses

Our operating expenses increased by $48.1 million, or 36%, to $181.0 million for the nine months ended September 30, 2012 from $132.9 million for the nine months ended September 30, 2011.

Compensation and related costs increased by $44.4 million, or 63%, to $115.2 million for the nine months ended September 30, 2012 from $70.8 million for the nine months ended September 30, 2011. This increase was primarily attributable to a non-cash reorganization-related share-based compensation charge of $45.0 million. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges remained consistent at 28% for the nine months ended September 30, 2012 and 2011. The increase in compensation attributed to a 13% increase in headcount was offset by lower incentive compensation during the nine months ended September 30, 2012 than for the nine months ended September 30, 2011. Incentive compensation grew at a slower pace due to a decrease in analyst bonuses caused by the impact of market depreciation during the second half of 2011, and the second quarter of 2012.

Sub-transfer agent and shareholder service costs increased by $1.1 million, or 3%, to $38.0 million for the nine months ended September 30, 2012 from $36.9 million for the nine months ended September 30, 2011. The increase was generally attributable to a 4% increase in mutual funds and collective investment trusts average AUM for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As a percentage of mutual fund and collective investment trust revenue, sub-transfer agent and shareholder service fees remained generally consistent at 30% for the nine months ended September 30, 2012, compared to 29% for the nine months ended September 30, 2011.

Other operating costs increased by $2.6 million, or 10%, to $27.8 million for the nine months ended September 30, 2011 from $25.2 million for the nine months ended September 30, 2011. The increase was primarily attributable to increases in fee waivers and 12b-1 fees associated with our mutual fund offerings.

Non-Operating Income (Loss)

Non-operating income increased by $43.1 million, or 101%, to income of $0.4 million for the nine months ended September 30, 2012 from a loss of $42.7 million for the nine months ended September 30, 2011. The increase was primarily attributable to the elimination of the non-cash interest expense on the shares subject to mandatory redemption. Non-cash interest expense on shares subject to mandatory redemption was eliminated because the mandatory redemption obligation terminated upon the consummation of our initial public offering in 2011.

Provision for Income Taxes

The Company’s tax provision increased by $5.6 million, or 709%, to $6.4 million for the nine months ended September 30, 2012 from $0.8 million for the nine months ended September 30, 2011. The increase is primarily driven by our reorganization and, following our initial public offering, an increase in the provision for income taxes as a result of our C-corporation status. For the nine months ended September 30, 2011, the Company operated primarily as a series of flow-through entities which are generally not subject to U.S federal or most state and local income tax.

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

The following table sets forth our other financial and operating data for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Period-to- Period		Nine Months Ended September 30,		Period-to-Period
(in thousands, except share data)	2012	2011	$	%	2012	2011	$	%
Other Non-GAAP financial and operating data
Economic income	$39,574	$43,295	$(3,721)	(9%)	$116,389	$116,750	$(361)	(0%)

Economic net income	$24,437	$26,735	$(2,298)	(9%)	$71,870	$72,093	$(223)	(0%)

Economic net income per adjusted share	$0.27				$0.80

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands, except share data)
Reconciliation of non-GAAP financial measures:
Net income attributable to Manning & Napier, Inc.	$1,654	$—	$2,721	$—
Plus: net income attributable to noncontrolling interests	19,410	29,703	62,223	73,236

Net income attributable to controlling and noncontrolling interests	21,064	29,703	64,944	73,236
Provision for income taxes	1,220	253	6,409	792

Income before provision for income taxes	22,284	29,956	71,353	74,028
Interest expense on shares subject to mandatory redemption	—	13,339	—	42,722
Reorganization-related share-based compensation	17,290	—	45,036	—

Economic income	39,574	43,295	116,389	116,750
Adjusted income taxes	15,137	16,560	44,519	44,657

Economic net income	$24,437	$26,735	$71,870	$72,093

Net income available to Class A common stock per basic and diluted share	$0.12		$0.20
Plus: net income attributable to noncontrolling interests per basic and diluted share	1.43		4.58

Net income attributable to controlling and noncontrolling interests per basic and diluted share	1.55		4.78
Provision for income taxes per basic and diluted share	0.09		0.47

Income before provision for income taxes per basic and diluted share	1.64		5.25
Interest expense on shares subject to mandatory redemption per basic share	—		—
Reorganization-related share-based compensation per basic and diluted share	1.27		3.32

Economic income per basic and diluted share	2.91		8.57
Adjusted income taxes per basic and diluted share	1.11		3.28

Economic net income per basic and diluted share	1.80		5.29
Less: Impact of Manning & Napier Group, LLC units converted to publicly traded shares	(1.53)		(4.49)

Economic net income per adjusted share	$0.27		$0.80

Total basic and diluted shares of Class A common stock outstanding	13,583,873		13,583,873
Total exchangeable units of Manning & Napier Group, LLC	76,400,000		76,400,000

Total adjusted Class A common stock outstanding	89,983,873		89,983,873

Liquidity and Capital Resources

Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
	(unaudited)
	(in thousands)
Cash and cash equivalents	$96,957	$81,208
Accounts receivable	$34,568	$31,259
Amounts payable under tax receivable agreement (1)	$45,917	$46,205

(1)

In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2012 and December 31, 2011, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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

Cash Flows

The following table sets forth our cash flows for the nine months ended September 30, 2012 and 2011. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, and change in shares liability subject to mandatory redemption, deferred income tax expense and depreciation. Investing activities consist primarily of the purchase and sale of investments, as well as the purchases of property and equipment. Financing activities consist primarily of distributions, dividends paid and contributions.

	Nine Months Ended September 30,
	2012	2011
	(unaudited) (in thousands)
Net cash provided by operating activities	$111,468	$110,851
Net cash used in investing activities	(9,655)	(504)
Net cash used in financing activities	(86,064)	(114,456)

Net change in cash and cash equivalents	$15,749	$(4,109)

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Operating Activities

Operating activities provided $111.5 million and $110.9 million of net cash for the nine months ended September 30, 2012 and 2011, respectively. This overall $0.6 million increase in net cash provided by operating activities was driven primarily by an increase in operating assets and liabilities, primarily accrued expenses and other current liabilities, of approximately $5.1 million, partially offset by a decrease in net income after adjustment for non-cash items of approximately $4.5 million.

Investing Activities

Investing activities used $9.7 million and $0.5 million of net cash for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash used in investing activities was primarily due to an increase in purchases of investments of $10.3 million, driven largely by the seeding of new products, and in property and equipment purchases of $1.4 million, partially offset by increases in sales of investments of $2.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Financing Activities

Financing activities used $86.1 million and $114.5 million of net cash for the nine months ended September 30, 2012 and 2011, respectively. The decrease in net cash used in financing activities was primarily the result of a decrease in distributions of $37.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, partially offset by an increase in dividends paid on our class A common stock during the nine months ended September 30, 2012.

Dividends

On March 20, 2012, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2012 to shareholders of record as of April 13, 2012.

On May 11, 2012, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on August 1, 2012 to shareholders of record as of July 16, 2012.

On August 8, 2012, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on November 1, 2012 to shareholders of record as of October 15, 2012.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

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

The value of our AUM was $44.3 billion as of September 30, 2012. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.4 billion, which would cause an annualized increase or decrease in revenues of approximately $34.6 million at our current weighted average fee rate of 0.78%.

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

We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of short-term investments, equity securities and investment in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $12.6 million as of September 30, 2012. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $1.3 million at September 30, 2012. Due to the nature of our business, we believe that we do not face any material risk from inflation.

Exchange Rate Risk

A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $44.3 billion as of September 30, 2012. As of September 30, 2012, approximately 30% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.

We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 30% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.3 billion, which would cause an annualized increase or decrease in revenues of approximately $10.4 million at our current weighted average fee rate of 0.78%.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

In addition, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes in our risk factors since those published in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Combined Consolidated Statements of Financial Condition, (ii) Combined Consolidated Statements of Operations, (iii) Combined Consolidated Statements of Comprehensive Income, (iv) Combined Consolidated Statement of Shareholders’ Equity, (v) Combined Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Combined Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: November 13, 2012	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)