Form 10-K
period 2012-12-31
Manning & Napier, Inc.
filed 2013-03-15
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35355
___________________________________
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
None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $192.5 million based on the closing price of $14.23 for one share of common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2013
Class A common stock, $0.01 par value per share	13,583,873
Class B common stock, $0.01 par value per share	1,000
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be held June 19, 2013 are incorporated by reference into Part III of this Form 10-K.

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
The Company was incorporated on June 22, 2011 for the purpose of facilitating an initial public offering ("IPO") of 13,583,873 shares of its Class A common stock and to become the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. Prior to the series of transactions to reorganize our capital structure in advance of the initial public offering, we were a group of privately-held, affiliated companies, which we refer to as the “Manning & Napier Companies”. The diagram below depicts our organization structure as of the date of this annual report.

_________________________

(1)
Manning & Napier, Inc. is the managing member of Manning & Napier Group. The operating subsidiaries of Manning & Napier Group are Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Advisory Advantage Company, LLC ("AAC"), Exeter Advisors I, LLC ("EAI"), Manning & Napier Alternative Opportunities, LLC ("MNAO"), Perspective Partners, LLC ("PPI"), Manning & Napier Information Services, LLC ("MNIS"), Manning & Napier Benefits, LLC ("MNB"), Manning & Napier Investor Services, Inc. ("MNBD") and Exeter Trust Company.

(2)
Prior to the initial public offering, Manning & Napier Group granted Class B units to each of Patrick Cunningham and James Mikolaichik. These units represent approximately 0.1% of the outstanding voting and economic rights of Manning & Napier Group.

As illustrated in the chart below, since 1999, we have achieved strong growth in discretionary assets under management, or AUM. From December 31, 1999 through December 31, 2012, our AUM has increased from $6.9 billion to $45.2 billion, representing a compound annual growth rate of 15.6% during a period that included two significant bear markets. Our growth in AUM resulted in an increase in our revenues from $50.2 million for the year ended December 31, 1999 to $339.1 million for the year ended December 31, 2012. We believe this growth is the result of our consultative, total-solutions approach to working with clients and our investment process that has yielded strong long-term investment results.

__________________________
Note: Reflects our AUM over the periods indicated. Data as of December 31 of each respective year.
Since our inception, we have taken the view that an active, team-based approach to portfolio management is the best way to manage risk for clients as market conditions change. Across our variety of equity, fixed income and blended asset portfolios, the goal of our investment process is to provide competitive absolute returns over full market cycles. We employ a disciplined process that seeks to avoid areas of speculation by focusing on investments with strong fundamentals at reasonable prices or stable fundamentals at attractive prices. To ensure a focus on absolute returns, we employ a compensation structure for our research team that rewards positive and above benchmark results and penalizes negative and below benchmark results. This active, absolute-returns based approach requires flexibility to invest where opportunities are and avoid speculation, regardless of the allocations within a comparative benchmark.
Initially, this approach helped us build a strong client base of high net worth individuals, small business owners and middle market institutions, and we maintain these relationships in many targeted geographic regions. This foundation allowed us to expand our business to serve the needs of larger institutions, investment consultants and other intermediaries, which has been a strong driver of the growth reflected in the chart above.
In addition to a strong, team-based research engine, we have an internal organization of specialists to provide additional consultative services beyond investment management, which we believe helps us build close relationships with our clients through multiple service touch points and a solutions-oriented approach. We have designed solutions that are specific to our clients’ needs, including: 401(k) plan design and participant education; family wealth management and trust services; and group health and ancillary benefits advisory services. Taken together with strong long-term investment performance across portfolios, our consultative, total-solutions approach has allowed us to achieve a high average annual separate account retention rate. For the ten-year period ending December 31, 2012, our average annual separate account retention rate was approximately 95%.
Our commitment to team-based research, an absolute return focus and a flexible process that is benchmark-agnostic have been central to our success, and we believe are distinctive within the industry. Our mutual funds have earned a number of industry accolades over time, including a finalist ranking for Morningstar’s international manager of the decade, multiple Lipper awards and a Gold Morningstar Analyst rating for several of our equity, life style and target date mutual funds. As of December 31, 2012 approximately 71% of our total mutual fund AUM that is rated by Morningstar, were in funds that were rated at least four stars. From January 1, 2000 through December 31, 2012, a period of time that included two significant bear markets, many of our mutual funds experienced strong cumulative returns well in excess of the returns earned by broad equity market indexes.

__________________________
Note: Represents cumulative returns, net of fees, for the mutual funds set forth above from January 1, 2000 to December 31, 2012. Percentages in parentheses represent allowable equity range for each mutual fund.
We offer our investment management capabilities primarily through direct sales to high net worth individuals and institutions, as well as through third-party intermediaries, platforms and institutional investment consultants. Our AUM as of December 31, 2012 by investment vehicle and portfolio were as follows:

As of December 31, 2012, we had 502 employees, including William Manning, our Chairman and controlling stockholder, and other employee-owners, most of whom are based in Fairport, New York. Collectively, these employee-owners directly and indirectly own approximately 86.2% of our operating subsidiary, Manning & Napier Group, through which we conduct all of our business. Our culture of employee ownership strongly aligns our interests with those of our clients by delivering strong long-term investment performance and solutions.
Our Strategy
Our approach for continued success is focused on the strategies described below.
Maintain a Strong, Team-Based Research Engine
With a research department of 85 people, we are committed to a team-based approach to portfolio management to ensure that success can be repeated over time. All of our investment products are managed by a team of individuals, so that stability of process takes precedence over any individual personality. Our Senior Research Group of 12 Managing Directors within our research department, has oversight for all team-based decisions. This group averages 18 years tenure with our firm. We take a home-grown approach to maintaining this strong research engine. Analysts begin their employment with us as Research Assistants or Associates, and progress to the Analyst level only after learning our process and disciplines in a role that supports the portfolio management teams. This ensures consistency with our time-tested philosophies and also provides a strong supply of future analysts to address growth and turnover. This home-grown, team-based approach to portfolio management has been key to our success over time, and we will continue to invest in the growth and development of the research department as growth in AUM and/or product development warrants.
Expand Distribution
We continue to focus on the depth of our multi-channel distribution structure. We believe our high-touch, direct distribution has allowed us to build strong relationships with our clients over time. Historically, our Direct Channel has been concentrated around New York, Pennsylvania and Ohio. In 2012, we added six new U.S.-based hires to our Direct Channel, filling new regions along the east coast and further west. We continue to integrate those new hires into the organization. In 2013, we plan to continue this expansion with a focus on the west coast. In addition, we added two Service Representatives to our Direct Channel to enhance service levels with high net worth individuals while providing more time for Sales Representatives to proactively engage with current and future clients. Regarding third party distribution, we remain focused on identifying retirement plan advisors as well as platform and sub-advisory opportunities. During 2012, we added two key accounts positions, which we expect to strengthen our relationships with targeted brokers and retirement platforms. At the end of 2012, we also added a dedicated platform sales position which we expect to drive new sub-advisory and platform relationships. Beyond deepening these current channels, we continue to look at ways to expand our global distribution, including leveraging our current relationships in Europe and expanding into new markets.
Innovative Product Development
Our on-going development of products and consultative services in response to current and prospective client needs historically has been a source of significant growth. Today's market environment presents new challenges for investors. Heightened stock market volatility, the popularity of exchange traded funds ("ETF") and historically low yields on fixed income securities have created an investing landscape that requires new solutions to meeting objectives. We understand that we must stay relevant and competitive by ensuring that we are consistently providing innovative solutions to the marketplace that address today's challenges. Our launch of ETF-based target date collective investment trust funds last year, along with our Strategic Income mutual funds, are examples of newer products that can meet the needs of investors in today's challenging environment. In addition to these new products, we continue to incubate new strategies in the alternatives space along with reviewing potential acquisition targets. We also recently launched a global fixed income mutual fund and global equity collective investment trust fund and have incubated a track record for a non-U.S. fixed income strategy. Today, we have more than 180 people dedicated to sales, service and product development and we will continue to add resources where solving key problems can strengthen our relationships with clients.
Enhanced Consultative Services
Offering consultative services alongside our team-based, process-driven investment management has been a source of both new business and client retention over our history. Currently, we offer a variety of consultative services to individual and institutional clients, including estate and tax planning, asset/liability modeling for defined benefit pension plans, and retirement and health plan design analysis for employers. We plan to add new consultative services to address the needs of endowment and foundation clients and to address current health care reform legislation.
Many of these services are offered through our Client Analytics Group, which consists more than 20 internal consultants whose primary responsibilities include working with prospective and current clients to solve investment and planning-related problems. The group includes several chartered financial analysts, certified financial planners, an accredited investment fiduciary and professionals with law and masters degrees.
We have also developed several technology-driven products and services aimed at the middle-market employer marketplace to assist both employers and employees with their health and wealth planning. Specifically, we have developed technology that assists employers in offering and administering health benefit plans, including a web-based platform to educate employees about high deductible health benefit plans. We have also developed technology that will help employers provide financial guidance to employees in a one-on-one setting to assist in both health and wealth planning. We expect to continue to develop and potentially acquire products and services to help employers best address key issues regarding retirement and health benefit plans.
Products and Services
We manage a variety of equity, fixed income and blended asset strategies, using primarily traditional asset classes such as stocks and bonds. These strategies may include a mix of the different vehicles we offer, including separate accounts, mutual funds, and collective investment trusts. Our goal is to help our clients meet their investment objectives by providing competitive positive returns over full stock market cycles, including both bull and bear market environments. Three key elements of our investment process keep us focused on that goal:

•
Team-Based Research. Our analysts and economists work together to understand market opportunities from both a broad, macro level and a more detailed industry and company level. This combination of both "top-down" and "bottom-up" research allows us to identify trends, themes and company specific investment opportunities across the globe, and has been a key factor in our success. The use of a team rather than an individual to manage strategies means we emphasize repeatable processes over personalities.

•
A Focus on Absolute Returns. Whether investing in a country, industry or individual company, we hold a strong belief that price matters. We are focused on helping our clients avoid permanent loss of capital over their time horizon, which is different than day-to-day volatility, which could in fact present opportunities. To that end, we have aligned the incentives of our analysts with the goals of our clients by structuring our analyst compensation system such that returns that are both negative and below benchmarks produce a negative bonus the analyst has to offset before earning a positive bonus. The analysts earn their largest bonus, which could be multiples of their salary and the largest part of their total compensation, when they earn returns that are both positive and above benchmarks for our clients. We believe this focus on price has provided strong capital preservation in many valuation-based bear markets during our history, and reduces the risk of permanent, downside price fluctuation from our buy price.

•
Flexibility to be Benchmark Agnostic. The flexibility to invest across sectors, countries and asset classes based on individual company opportunities allows us to focus on companies we view as having greater upside potential than downside risk, and allows us to have a broad enough opportunity set to freely navigate away from areas of excess or speculation without limiting the number of investment opportunities. While this approach may often result in our strategies having meaningfully different allocations and exposures when compared to market benchmarks we believe this type of differentiation is necessary to manage risk in many environments.

All strategies are managed under the oversight of our Senior Research Group. In total, we have 85 full-time employees in our research department, including 31 equity analysts/economists and four fixed income analysts/economists.
The table below summarizes the cumulative excess returns against benchmark for our key investment strategies as of December 31, 2012. These strategies are used across separate account, mutual fund, and collective investment trust vehicles, and represent approximately 84% of our total AUM as of December 31, 2012.

Key Strategies	AUM as of December 31, 2012 (in thousands)	Inception Date	Cumulative Portfolio Return Since Inception	Benchmark Return Since Inception of Portfolio (1)		Cumulative Excess Return Since Inception
Long-Term Growth 30%-80% Equity Exposure	$9,229,688	1/1/1973	4,186.3%	3,378.7%	(2)	807.7%
Growth with Reduced Volatility 20%-60% Equity Exposure	$4,068,126	1/1/1973	3,275.7%	3,008.9%	(3)	266.8%
Aggregate Fixed Income	$462,003	1/1/1984	883.8%	855.5%	(4)	28.3%
Equity-Oriented	$3,723,529	1/1/1993	574.0%	363.6%	(5)	210.4%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,695,524	1/1/1995	550.1%	304.7%	(6)	245.4%
Core Non-U.S. Equity	$15,270,522	10/1/1996	277.7%	127.0%	(7)	150.7%
Core U.S. Equity	$3,666,326	7/1/2000	95.1%	33.5%	(8)	61.7%

__________________________

(1)	These benchmarks are based on the average equity exposure of the portfolio as well as the market for the underlying securities.

(2)	Represents 55% from the S&P 500 Index and 45% from the Barclays U.S. Government/Credit Bond Index, or BGCB Index.

(3)	Represents 40% from the S&P 500 Index and 60% from the BGCB Index.

(4)	Represents the Barclays U.S. Aggregate Bond Index, or BAB Index.

(5)	Represents 65% from the Russell 3000® Index, 20% from the MSCI ACWI ex USA Index, or the ACWIxUS Index, and 15% from the BAB Index.

(6)	Represents 80% from the Russell 3000® Index and 20% from the ACWIxUS Index.

(7)	Represents the ACWIxUS Index.

(8)	Represents the Russell 3000® Index.
Sales and Distribution
We distribute our products and services through direct sales to prospective high net worth individuals, middle market institutions and larger institutional clients that are working with consultants. In addition, we have dedicated efforts to sell through financial intermediaries and platforms. In identifying prospective new business, we are focused on individuals and institutions that have long-term objectives and needs, and that are looking for a partner in addressing those objectives. We believe our problem-solving approach fosters strong relationships, and our focus on communicating our investment process helps to manage long-term expectations and minimize turnover.
We currently have 50 sales and distribution professionals, with an average of over 18 years of industry experience. Our Managing Director of Sales, who has been with MNA since 1993, oversees a staff of 28 direct sales representatives and two regional service representatives. Our Managing Director of Intermediary Distribution, who has been with MNA since 2009, reports to our Managing Director of Sales and oversees 12 internal and external wholesale professionals, two key account representatives and one platform sales representative. Our Managing Director of Portfolio Strategies Group, who has been with the firm since 1989, reports to our Managing Director of Sales and oversees six consultant relationship specialists. Sales representatives have different areas of focus in terms of client type, product and vehicle, but are highly knowledgeable about the markets, our investment process and our product and service offerings, so as to lessen the need for our research department personnel to assist in bringing new relationships on board. Our sales representatives are responsible for generating new business as well as maintaining existing business. Referrals are a strong source of new business in both our direct and intermediary marketing efforts. To assist in the service responsibilities of the field representatives, we have 50 internal service professionals that are responsible for responding to client requests and questions.
Our separate accounts are primarily distributed by direct sales representatives that market to individuals and institutions in defined territories within North America. These individuals form separate account relationships with high net worth individuals that own businesses, sit on boards of endowments or foundations, or are generally well-connected in their communities, and leverage those relationships to obtain middle market, institutional separate account business. Our high net worth and middle market separate account clients also often use the consultative services of our Client Analytics Group, which includes a variety of planning services. Certain of our direct sales representatives focus more on large institutional mandates across the U.S. We obtain a smaller portion of our separate account business through intermediaries, including national brokerage firm representatives and independent financial advisors working with high net worth individuals, and unaffiliated registered investment advisor platforms that select our strategies for inclusion in their investment programs.
Our mutual funds and collective investment trusts are distributed through intermediaries, platforms and investment consultants, as well as direct to institutional clients. Our internal and external wholesale professionals are focused on distributing through retirement plan advisors that work with 401(k) plans, as well as through brokers and advisors that work with retail clients. We have six consultant relations specialists dedicated to building relationships with investment consultants and one platform sales representative focused on identifying new platform or sub-advisory opportunities. The primary responsibilities of these individuals are to educate consultants, platform providers and advisors on our investment products and process and to ensure our products are among those considered for placement within mutual fund advisory programs, on platforms’ approved lists and in active searches conducted by consultants. Our direct sales representatives also contribute to mutual fund and collective investment trust distribution through sales and servicing of fund vehicles to 401(k) plan sponsors and middle market and large market institutions.
Competition
Historically, we have competed to attract assets to our management principally on the basis of:

•	a broad portfolio and service offering that provides solutions for our clients;

•	the disciplined and repeatable nature of our team-based investment process;

•	the quality of the service we provide to our clients and the duration of our relationships with them;

•	the tenure and continuity of our management and team-based investment professionals; and

•	our track record of long-term investment excellence.
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
Regulation
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as by self-regulatory organizations, and regulations outside the United States. Under certain of these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.
SEC Regulation
MNA, AAC and EAI are registered with the U.S. Securities and Exchange Commission, or SEC, as investment advisers under the U.S. Investment Advisers Act of 1940, as amended, ("the Advisers Act"). Additionally, the Manning & Napier Fund, Inc., or the Fund, and several of the third-party investment companies we sub-advise are registered under the U.S. Investment Company Act of 1940, ("the 1940 Act"). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration.
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things:

•	trading for proprietary, personal and client accounts;

•	allocations of investment opportunities among clients;

•	use of soft dollars;

•	execution of transactions; and

•	recommendations to clients.
We manage accounts for all of our clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the U.S. Securities Exchange Act of 1934, as amended, ("the Exchange Act".) If our ability to use soft dollars were reduced or eliminated as a result of the implementation of statutory amendments or new regulations, our operating expenses would increase.
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
For the year ended December 31, 2012, 41% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 41% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of the Fund and the investment portfolios of the Fund and the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with these funds may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the fund’s board after the initial term of one to two years.
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
MNBD, our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. As of December 31, 2012, MNBD was in compliance with its net capital requirements.

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
Insurance-Related Regulation
Manning & Napier Benefits, LLC is a registered insurance broker in multiple states including the District of Columbia and, as such, is subject to various state insurance and health-related rules and regulations.
Non-U.S. Regulation
In addition to the extensive regulation our investment management industry is subject to in the United States, we are also subject to regulation internationally by various Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. We are authorized to act as a non-resident sub-advisory investment manager to collective investment vehicles in Ireland. Our business is also subject to the rules and regulations of the more than 30 countries in which we currently buy and sell portfolio investments.
Employees
As of December 31, 2012, we had 502 employees, most of whom are based in Fairport, New York. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees are good. We strive to attract and retain the best talent in the industry.
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

•
Redemptions and other withdrawals. Our clients generally may withdraw their funds at any time, on very short notice and without any significant penalty. A substantial portion of our revenue is derived from investment advisory agreements that are terminable by clients upon short notice or no notice and investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice. Our growth in AUM in recent years has included new clients and portfolios that may not have the same client retention characteristics as we have experienced in the past. In addition, in a declining stock market, the pace of redemptions could accelerate.

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
Any of our investment or management professionals may resign at any time, subject to various covenants not to compete with us. In addition, employee-owners are subject to additional covenants not to compete. We do not carry key man insurance on any employees at this time.
Competition for qualified investment, management, marketing and client service professionals is intense and we may fail to attract and retain qualified personnel in the future. Our ability to attract and retain these personnel will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. We intend to implement a compensation structure that uses a combination of cash and equity-based incentives as appropriate. We intend for overall compensation levels to remain commensurate with amounts paid to our named executive officers and other key employees in the past. However, our compensation may not be effective to recruit and retain the personnel we need, especially if our equity-based compensation does not return significant value to employees. Any cost-reduction initiative or adjustments or reductions to compensation could negatively impact our ability to retain key personnel. In addition, changes to our management structure, corporate culture and corporate governance arrangements, including the changes associated with, and resulting from, our reorganization and initial public offering, could negatively impact our ability to retain key personnel.
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
Our current fee structure may be subject to downward pressure due to a variety of factors, including a trend in recent years toward lower fees in the investment management industry. We may be required to reduce fees with respect to both the separate accounts we manage and the mutual funds and collective trust funds we advise. In addition, we may charge lower fees to attract future new business as compared to our existing business, which may result in us having to reduce our fees with respect to our existing business accordingly. The investment management agreements pursuant to which we advise mutual funds are terminable on short notice and, after an initial term, are subject to an annual process of review and renewal by the funds’ boards. As part of that annual review process, the fund board considers, among other things, the level of compensation that the fund has been paying us for our services, and that process may result in the renegotiation of our fee structure or increase our obligations, thus increasing the cost of our performance. Any fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

Several of our portfolios involve investing principally in the securities of non-U.S. companies, which involve foreign currency exchange risk, and tax, political, social and economic uncertainties and risks.
As of December 31, 2012, approximately 43% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
As of December 31, 2012, approximately 34% of our AUM were invested in our Core Non-U.S. Equity portfolios. The World Opportunities Series alone represented approximately 15% of our total AUM as of December 31, 2012. As a result, a substantial portion of our operating results depends upon the performance of our Core Non-U.S. Equity portfolios, and our ability to retain client assets in such portfolios. If a significant portion of the investors in our Core Non-U.S. Equity portfolios decide to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from these portfolios would decline, which could have an adverse effect on our earnings and financial condition.
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
The rapid growth in our AUM has been and may continue to be difficult to sustain. In particular, as the absolute amount of our AUM increases, it will be more difficult to maintain levels of growth similar to those we have experienced in the past. The future growth of our business will depend on, among other things:

•	our ability to retain key investment professionals;

•	our ability to attract investment professionals as necessary;

•	our ability to devote sufficient resources to maintaining existing portfolios and to selectively develop new portfolios;

•	our success in achieving desired investment performance from our portfolios;

•	our ability to maintain and extend our distribution capabilities;

•	our ability to deal with changing market conditions;

•	our ability to maintain adequate financial and business controls; and

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
The goal of our investment process is to provide competitive absolute returns over full market cycles. Accordingly, our portfolios may not perform well compared to benchmarks or other investment managers’ strategies during certain periods of time or under certain market conditions. Short-term underperformance may negatively affect our ability to retain clients and attract new clients. We are likely to be most out of favor when the markets are running on positive or negative price momentum and market prices become disconnected from underlying investment fundamentals, as was the case during the late 1990s as the technology market and mega cap stocks fueled the broad market upward. During and shortly following such periods of relative under performance, we are likely to see our highest levels of client turnover, even if our absolute returns are positive. Loss of client assets and the failure to attract new clients could adversely affect our revenues and growth.
The historical returns of our existing portfolios may not be indicative of their future results or of the portfolios we may develop in the future.
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have received in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have received are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2012 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings received at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, such as in 2008 and the third quarter of 2011, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
We depend on third-party distribution sources to market our portfolios and access our client base.
Our ability to attract additional assets to manage is in part dependent on our access to third-party intermediaries. We gain access to mutual fund investors and some retail and institutional clients through third parties, including mutual fund platforms and financial intermediaries. As of December 31, 2012, the largest relationship we have with a third party represents 3.0% of our total AUM and the mutual fund platform representing the largest portion of our fund assets represents an additional 2.9% of our total AUM. We compensate most of the intermediaries through which we gain access to investors in our mutual funds by paying fees, most of which are based on a percentage of assets invested in our mutual funds through that intermediary and with respect to which that intermediary provides services. These distribution sources and client bases may not continue to be accessible to us on terms we consider commercially reasonable, or at all. Limiting or the total absence of such access could have an adverse effect on our results of operations. Many of these consultants review and evaluate our products and our firm from time to time. Poor reviews or evaluations of a particular product, portfolio or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these intermediaries. In addition, the industry trends toward consolidation in the broker-dealer industry may lead to reduced distribution access and increases in fees we are required to pay to intermediaries. If such increased fees should be required, refusal to pay them could restrict our access to those client bases while paying them could adversely affect our profitability.
Our efforts to establish new portfolios or new products or services may be unsuccessful and could negatively impact our results of operations and our reputation.

As part of our growth strategy, we may seek to take advantage of opportunities to develop new portfolios consistent with our philosophy of managing portfolios to meet our clients’ objectives and using a team-based investment approach. The costs associated with establishing a new portfolio initially likely will exceed the revenues that the portfolio generates. If any such new portfolio performs poorly or fails to attract sufficient assets to manage, our results of operations could be negatively impacted. Further, a new portfolio’s poor performance may negatively impact our reputation and the reputation of our other portfolios within the investment community. In addition, we have developed and may seek from time to time to develop new products and services to take advantage of opportunities involving technology, insurance, participant and plan sponsor education and other products beyond investment management. The development of these products and services could involve investment of financial and management resources and may not be successful in developing client relationships, which could have an adverse effect on our business. The cost to develop these products initially will likely exceed the revenue they generate. If establishing new portfolios or offering new products or services requires hiring new personnel, to the extent we are unable to recruit and retain sufficient personnel, we may not be successful in further diversifying our portfolios, client assets and business, which could have an adverse effect on our business and future prospects.
Our failure to comply with investment guidelines set by our clients and limitations imposed by applicable law, could result in damage awards against us and a loss of our AUM, either of which could adversely affect our reputation, results of operations or financial condition.
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
Further, acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our business. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.
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
William Manning holds a majority of the combined voting power of our capital stock through his ownership of 100% of our outstanding Class B common stock. Accordingly, William Manning, acting alone, has the ability to approve or disapprove substantially all transactions and other matters submitted to a vote of shareholders, including those relating to the tax receivable agreement, the exchange agreement and other material corporate transactions, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. These voting and class approval rights could enable William Manning to consummate transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. In addition, although he has voting control of Manning & Napier, all of William Manning’s economic interests in us is in the form of his indirect interests in Manning & Napier Group, the payments he may receive from Manning & Napier under the tax receivable agreement we entered into with him at the time of the reorganization transactions and the proceeds he may receive as a result of Manning & Napier Group Holdings, LLC ("M&N Group Holdings") and Manning & Napier Capital Company, LLC ("MNCC") exchanging the interests attributable to him in Manning & Napier Group for cash or, at our election, shares of our Class A common stock and, in the case of exchanges for shares of our Class A common stock, from selling such Class A common stock. As a result, William Manning’s economic interests may conflict with the interests of Manning & Napier and its public stockholders.
Our employee owners, including William Manning, directly and through their ownership of M&N Group Holdings and MNCC, indirectly hold approximately 86.2% of the ownership interests in Manning & Napier Group which, as discussed elsewhere, is our sole source of revenue. M&N Group Holdings and MNCC are entities controlled by William Manning, who, through his ownership of M&N Group Holdings and MNCC indirectly owns a total of 67.5% of the ownership interests in Manning & Napier Group. All of the other owners of interests in M&N Group Holdings and MNCC are current employees of ours, including our executive officers. Further, such employees have the right to cause M&N Group Holdings and MNCC to exchange their indirect interests in Manning & Napier Group for cash or shares of our Class A common stock. If they exercise this right in sufficient amounts, receive shares of our Class A common stock and do not resell such shares, it is possible that after the cancellation of our Class B common stock, these employees may control us. The interests of these employee owners may conflict with our interests and the interests of the holders of our Class A common stock. Decisions of our employee owners with respect to Manning & Napier Group, including those relating to the tax receivable agreement, the exchange agreement and the structuring of future transactions, may take into consideration these employee owners’ tax or other considerations even where no similar benefit would accrue to us or the holders of our Class A common stock.
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

We will continue to recognize substantial non-cash compensation expense through 2014
Certain Manning & Napier Companies adopted new vesting terms related to the ownership interests of our employees, including our named executive officers, other than William Manning. As a result, we have recognized and will continue to recognize substantial non-cash compensation expense in 2013 and 2014. Further, additional ownership interests in M&N Group Holdings were granted to William Manning in connection with the reorganization transactions pursuant to the amended and restated limited liability company agreement of M&N Group Holdings, as part of the overall agreement among William Manning and the other owners of the Manning & Napier Companies to consummate the reorganization and are fully vested. These expenses have significantly reduced our reported GAAP net income for 2011 and 2012 and will significantly reduce our reported GAAP net income over the remaining vesting periods.
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
Because William Manning holds a majority of the combined voting power of our capital stock through his ownership of 100% of our outstanding Class B common stock, we are considered a “controlled company” for the purposes of the New York Stock Exchange ("the NYSE") listing requirements. As such, we are permitted to, and may, opt out of the corporate governance requirements that our board of directors, our compensation committee and our nominating and corporate governance committee meet the standard of independence established by the NYSE. As a result, our board of directors and compensation committee may have more directors who do not meet the independence standards than they would if those standards were to apply. In particular, so long as we are a “controlled company,” we are exempt from the NYSE rule that requires that a board be comprised of a majority of “independent directors.” Although we have a majority independent board at December 31, 2012, William Manning has a controlling influence over our board, and has sufficient voting power to elect the entire board, and our certificate of incorporation permits stockholders to remove directors at any time with or without cause. In addition, although we have established a nominating and corporate governance committee, we may opt out of the NYSE’s requirement that such committee contain independent directors. Our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE, and circumstances may occur in which the interests of William Manning could conflict with the interests of our other stockholders.
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
We entered into a tax receivable agreement with M&N Group Holdings, MNCC and the other holders of Class A units of Manning & Napier Group, pursuant to which we are required to pay to such holder of such Class A units 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize, or are deemed to realize in certain circumstances, as a result of any step-up in tax basis in Manning & Napier Group’s assets resulting from (i) our purchase of such Class A units from M&N Group Holdings with a portion of the net proceeds of the initial public offering, (ii) our purchases or exchanges of such Class A units from M&N Group Holdings and MNCC, respectively, for cash or, at our election, shares of our Class A common stock and (iii) payments under the tax receivable agreement, including any tax benefits related to imputed interest deemed to be paid by us as a result of such agreement.
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, that the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with the purchase of the Class A units held by M&N Group Holdings aggregated approximately $51.4 million as of December 31, 2012 over a 15-year period. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $45.9 million over the same 15-year period. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
Payments under the tax receivable agreement, if any, will be made pro rata among all tax receivable agreement holders entitled to payments on an annual basis to the extent we have sufficient taxable income to utilize the increased depreciation and amortization expense. The availability of sufficient taxable income to utilize the increased depreciation and amortization expense will not be determined until such time as the financial results for the year in question are known and tax estimates prepared.

In certain cases, payments under the tax receivable agreement to holders of Manning & Napier Group units may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our, or our successor’s, obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2012, we estimate that we would be required to pay $43.0 million in the aggregate under the tax receivable agreement.
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
Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the market’s earnings expectations;

•	publication of research reports about us or the investment management industry, or the failure of securities analysts to cover our Class A common stock;

•	a limited float and low average daily trading volume, which may result in illiquidity as investors try to buy and sell and thereby exacerbating positive or negative pressure on our stock;

•	departures of any members of our senior management team or additions or departures of other key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	changes in market valuations of similar companies;

•	actual or anticipated poor performance in one or more of the portfolios we offer;

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
Fulfilling our public company financial reporting and other regulatory obligation has been and will be expensive and time consuming, may strain our resources and if we fail to comply with such obligation, our business, operating results and stock price could be adversely affected.
As a public company, we are subject to the reporting requirements of the Exchange Act, and have implemented specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange (the ''NYSE'').
Commencing with this annual report on Form 10-K, our management is required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we are required to have our independent registered public accounting firm attest to and report on the effectiveness of our internal controls over financial reporting.
Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management's attention. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
Further, the Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition. Compliance with these requirements places significant additional demands on our legal, accounting and finance staff and on our accounting, financial and information systems and increases our legal and accounting compliance costs as well as our compensation expense as we may be required to hire additional accounting, tax, finance or legal staff with the requisite technical knowledge.
As a public company, we have enhanced our investor relations, legal and corporate communications functions. These additional efforts may strain our resources and divert management's attention from other business concerns, which could have an adverse effect on our business, financial condition and results of operations.
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
Item 1B.     Unresolved Staff Comments.
None.
Item 2.         Properties.
Our corporate headquarters is located in Fairport, New York, and we have regional offices in St. Petersburg, Florida and Dublin, Ohio. We also lease office space in various other locations throughout the United States. We do not own any facilities. The table below lists our current leased facilities.

Location	Lease Expiration	Approximate Square Footage
Fairport, New York	December 31, 2022	138,567
St. Petersburg, Florida	October 31, 2016	10,438
Dublin, Ohio	September 30, 2015	8,309
Amherst, New York	June 22, 2013	4,123
Northfield, Illinois	May 31, 2017	883
Portsmouth, New Hampshire	March 31, 2013	600
Pepper Pike, Ohio	August 31, 2013	458
Wexford, Pennsylvania	October 31, 2013	170
Dallas, Texas	July 31, 2013	162
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
Item 4.         Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases and Equity Securities.
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
The following table presents information on the high and low sales prices per share as reported on the New York Stock Exchange for our Class A common stock for the periods indicated and dividends declared during such periods:

	2012			2011
	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
First quarter	$15.00	$12.48	$0.16	N/A	N/A	N/A
Second quarter	$15.00	$12.96	$0.16	N/A	N/A	N/A
Third quarter	$14.40	$11.80	$0.16	N/A	N/A	N/A
Fourth quarter (1)	$13.25	$11.95	$0.16	$13.24	$11.76	$—
__________________________
(1) The period reported for the fourth quarter of 2011 is from November 18, 2011 through December 31, 2011.
Holders
As of March 11, 2013 there were 3 holders of record of our Class A common stock and one holder of record of our Class B common stock. A substantially greater number of holders of our Class A common stock are held in “street name” and held of record by banks, brokers, and other financial institutions.
Dividends
We pay and intend to continue paying quarterly cash dividends of our Class A common stock. We intend to fund such dividends from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. William Manning, as the holder of our Class B common stock, will not be entitled to any cash dividends in his capacity as a Class B stockholder, but will, in his capacity as an indirect holder of Class A units of Manning & Napier Group, generally participate on a pro rata basis in distributions by Manning & Napier Group. Distributions to members upon a liquidation of Manning & Napier Group or a capital transaction, such as a sale of all or substantially all of its assets or any financing or refinancing of all or substantially all of its assets or debt, generally will be made to its members pro rata in proportion to their capital account balances, subject to the claims of creditors.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the period ended December 31, 2012.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	—		—		13,142,813	(1)
Equity compensation plans not approved by security holders	76,400,000	(2)	$—	(3)	—
Total	76,400,000		$—		13,142,813
__________________________

(1)
The 2011 Equity Compensation Plan was adopted by our board of directors and approved by the Company’s stockholders prior to the consummation of the initial public offering. A total of 13,142,813 equity interests are available for issuance under the 2011 Equity Compensation Plan.

(2)
Represents units of Manning & Napier Group which may be exchangeable for shares of our Class A common stock. Pursuant to the initial public offering, certain Manning & Napier Companies adopted new vesting terms related to the pre-IPO ownership interests of our employees, other than William Manning. Such individuals were entitled to 15% of their pre-IPO interests upon the consummation of the initial public offering, and an additional 5% of such pre-IPO ownership interests vest annually through 2014, provided such individuals are employees of the Company as of such date. Such individuals remaining ownership interests vest annually through 2014, subject to performance-based vesting.

(3)	Reflects an exercise price of $0 with respect to each unit outstanding as of December 31, 2012.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from November 18, 2011 (the date our Class A common stock first began trading on the New York Stock Exchange) through December 31, 2012, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Manager Index is a composite of 34 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on November 18, 2011 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $12.00 per share.

Company/Index	11/18/2011	12/30/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Manning & Napier, Inc.	$100.00	$104.08	$122.50	$119.94	$103.92	$108.80
S&P 500® Index	$100.00	$103.72	$116.78	$113.57	$120.78	$120.32
SNL Asset Manager Index	$100.00	$104.42	$125.74	$115.14	$123.91	$133.97
In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.
Item 6.         Selected Financial Data.
The following tables set forth selected combined consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010, and the combined consolidated statements of financial condition data as of December 31, 2012 and 2011 included elsewhere in this report.
The selected combined consolidated statements of operations data for the years ended December 31, 2009 and December 31, 2008 and the selected combined consolidated statements of financial condition data as of December 31, 2010 and December 31, 2009 have been derived from the Manning & Napier Companies’ audited combined consolidated financial statements not included in this report. The selected combined consolidated statement of financial condition data as of December 31, 2008 has been derived from the Manning & Napier Companies’ unaudited combined consolidated financial statements not included in this report.
You should read the following selected historical combined consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical combined consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except share data)

Statements of operations data:
Revenues
Investment management services revenue	$339.1	$330.0	$255.5	$162.7	$145.6
Expenses
Compensation and related costs	165.7	306.0	78.4	55.6	46.3
Sub-transfer agent and shareholder service costs	51.2	49.1	36.8	19.9	13.1
Other operating costs	38.0	33.7	25.3	22.3	20.7
Total operating expenses	254.9	388.8	140.5	97.8	80.1
Operating income (loss)	84.2	(58.8)	115.0	64.9	65.5
Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	(45.8)	(61.2)	(10.0)	(6.7)
Other non-operating income (loss)	0.5	0.2	—	(0.1)	0.6
Total non-operating income (loss)	0.5	(45.6)	(61.2)	(10.1)	(6.1)
Income (loss) before provision for income taxes	84.7	(104.4)	53.8	54.8	59.4
Provision for income taxes	8.2	2.0	0.7	0.4	0.4
Net income (loss) attributable to controlling and noncontrolling interests	76.5	(106.4)	53.1	54.4	59.0
Less: net income (loss) attributable to noncontrolling interests	74.0	(79.2)	53.1	54.4	59.0
Net income (loss) attributable to Manning & Napier, Inc.	$2.5	$(27.2)	—	—	—
Net income (loss) available to Class A common stock per basic and diluted share (1)	$0.18	$(2.11)
Weighted average basic and diluted shares of Class A common stock outstanding (2)	13,583,873	12,894,136
Cash dividends declared per share of Class A common stock	$0.64	$—

__________________________

(1)
We consummated the initial public offering on November 18, 2011. Since that date, we have consolidated the results of Manning & Napier Group, LLC due to our role as its managing member. Therefore, all income for the period prior to November 18, 2011 is entirely attributable to the noncontrolling interest which existed prior to the initial public offering. As a result, in the computation of GAAP earnings per share, only the net income attributable to our controlling interest from the period subsequent to the initial public offering is considered.

(2)
The computation of weighted average basic and diluted shares of Class A common stock outstanding considers the outstanding shares from the date of the initial public offering, November 18, 2011 through December 31, 2011.

	As of December 31,
	2012	2011	2010	2009	2008 (unaudited)
	(in millions)
Statements of financial condition data:
Cash and cash equivalents	$108.3	$81.2	$27.5	$24.8	$23.3
Total assets	$218.2	$178.8	$68.3	$53.4	$41.1
Shares liability subject to mandatory redemption (1)	$—	$—	$170.3	$109.1	$99.1
Total liabilities	$94.4	$87.0	$212.1	$136.7	$120.8

__________________________

(1)
Prior to the initial public offering, we had a mandatory redemption obligation upon the death of William Manning to pay his estate his pro rata share of net revenue for the four quarters immediately preceding his death. As part of the overall agreement among William Manning and the other owners of the Manning & Napier Companies prior to consummating the initial public offering, such mandatory redemption obligation terminated upon the consummation of the initial public offering and we no longer reflect in our financial statements the liability related to such obligation.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except share data)
Selected unaudited financial and operating data:
Assets under management (1)	$45,208.9	$40,200.1	$38,841.7	$28,271.3	$16,231.4
Economic income (2)	$156.9	$156.7	$115.1	$64.8	$66.1
Economic net income (2)	$96.9	$96.8	$71.0	$40.0	$40.8
Economic net income per adjusted share (2)	$1.08	$1.08	—	—	—

__________________________

(1)	Reflects the amount of money we managed for our clients as of the last day of the period.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share data)
Reconciliation of non-GAAP financial measures:
Net income (loss) attributable to Manning & Napier, Inc.	$2,469	$(27,167)	$—	$—	$—
Plus: net income (loss) attributable to the noncontrollling interests	73,950	(79,249)	53,098	54,425	58,992
Net income (loss) attributable to the controlling and the noncontrolling interests	76,419	(106,416)	53,098	54,425	58,992
Provision for income taxes	8,160	1,982	712	360	374
Income (loss) before provision for income taxes	84,579	(104,434)	53,810	54,785	59,366
Interest expense on shares subject to mandatory redemption	—	45,833	61,243	9,991	6,707
Reorganization-related share-based compensation	72,274	215,324	—	—	—
Economic income	156,853	156,723	115,053	64,776	66,073
Adjusted income taxes	59,996	59,947	44,008	24,777	25,273
Economic net income	$96,857	$96,776	$71,045	$39,999	$40,800
Net income (loss) available to Class A common stock per basic share	$0.18	$(2.11)
Plus: net income (loss) attributable to noncontrolling interests per basic share	5.45	(6.14)
Net income (loss) attributable to controlling and noncontrolling interests per basic share	5.63	(8.25)
Provision for income taxes per basic share	0.60	0.15
Income (loss) before provision for income taxes per basic share	6.23	(8.10)
Interest expense on shares subject to mandatory redemption per basic share	—	3.55
Reorganization-related share-based compensation per basic share	5.32	16.70
Economic income per basic share	11.55	12.15
Adjusted income taxes per basic share	4.42	4.65
Economic net income per basic share	7.13	7.50
Less: Impact of Manning & Napier Group, LLC units converted to publicly traded shares	(6.05)	(6.42)
Economic net income per adjusted share	$1.08	$1.08
Total basic shares of Class A common stock outstanding	13,583,873	13,583,873
Total exchangeable units of Manning & Napier Group, LLC	76,400,000	76,400,000
Total adjusted Class A common stock outstanding	89,983,873	89,983,873
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

•
Our mutual funds and collective investment trusts are primarily distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also obtain a portion of our mutual fund and collective investment trust distribution through our direct sales representatives, in particular within the defined contribution and institutional marketplace. Our mutual fund and collective investment trust products are an important driver of our blended asset class portfolios, in particular with 401(k) plan sponsors, advisors and recordkeepers that select our funds as default options for participants. In addition, financial intermediaries, mutual fund advisory programs and retail platforms are a driver of equity strategies within our mutual fund offerings.

Our assets under management ("AUM") was $45.2 billion as of December 31, 2012, as illustrated in the table below.

	As of December 31, 2012
AUM - by investment vehicle and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$11,407.8	$12,065.8	$1,210.0	$24,683.6
Mutual funds and collective investment trusts	9,062.9	11,406.7	55.7	20,525.3
Total	$20,470.7	$23,472.5	$1,265.7	$45,208.9

The composition of our separately managed accounts as of December 31, 2012, by channel and portfolio, is set forth in the table below:

	As of December 31, 2012
Separate Account AUM - by Channel and Portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separate account AUM
Direct Channel	$8,128.1	$9,182.8	$966.0	$18,276.9
Intermediary Channel	3,279.7	892.6	244.0	4,416.3
Platform/Sub-advisor Channel	—	1,990.4	—	1,990.4
Total	$11,407.8	$12,065.8	$1,210.0	$24,683.6
Percentage of separate account AUM
Direct Channel	33%	37%	4%	74%
Intermediary Channel	13%	4%	1%	18%
Platform/Sub-advisor Channel	—%	8%	—%	8%
Total	46%	49%	5%	100%
Percentage of portfolio by channel
Direct Channel	71%	77%	80%	74%
Intermediary Channel	29%	7%	20%	18%
Platform/Sub-advisor Channel	—%	16%	—%	8%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	44%	51%	5%	100%
Intermediary Channel	74%	20%	6%	100%
Platform/Sub-advisor Channel	—%	100%	—%	100%
Our separate accounts contributed 35% of our total gross client inflows for the year ended December 31, 2012 and represented 55% of our total AUM as of December 31, 2012.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 75% of the total gross client inflows for our separate account business for the year ended December 31, 2012 and represented 74% of our total separate account AUM as of December 31, 2012. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.
During 2012, equity and blended asset portfolios represented 65% and 29% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 6%. As of December 31, 2012, equity and blended asset portfolios represented 51% and 44% of total Direct Channel separate account AUM, while our fixed income portfolios were 5%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. However, relationships with larger institutions have resulted in strong growth in equity portfolios as a percentage of total AUM, which will likely continue given the breadth of our offerings, including domestic, international and global equity portfolios.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During 2012, 15% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 10% came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 26% of our total separate account AUM as of December 31, 2012.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During 2012, blended asset and equity portfolios represented 58% and 38%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 4%. As of

December 31, 2012, 74% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 20% allocated to equity and 6% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During 2012, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios, and we expect this will continue going forward. As of December 31, 2012, equity portfolios represented 100% of total Platform/Sub-Advisory Channel separate account AUM.
Our annualized separate account retention rate across all channels was approximately 95% during the calendar year 2012, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
For the year ended December 31, 2012, market appreciation for our separate account AUM was 13.7%, including 12.1% in our blended assets and 16.3% in equity portfolios.
The composition of our mutual fund and collective investment trust AUM as of December 31, 2012, by portfolio, is set forth in the table below:

	As of December 31, 2012
Mutual fund and collective investment trust AUM - by portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$9,062.9	$11,406.7	$55.7	$20,525.3
Our mutual funds and collective investment trusts contributed 65% of our total gross client inflows for the year ended December 31, 2012 and represented 45% of our total AUM as of December 31, 2012. As of December 31, 2012, our mutual funds and collective investment trusts AUM consisted of 44% from blended asset portfolios and 56% from equity portfolios, compared to 43% and 57% for blended asset and equity portfolios as of December 31, 2011. During the year ended December 31, 2012, 46% and 53% of the gross client inflows were attributable to blended asset and equity portfolios, respectively, and the remaining 1% came into fixed income portfolios. For the year ended December 31, 2012, market appreciation for our mutual funds and collective investment trust AUM was 15.2%, including 12.8% in our blended assets and 16.9% in equity portfolios.
Mutual fund and collective investment trust business is driven by financial intermediaries and to a lesser extent, our direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers, retirement plan advisors and approval of our funds within mutual fund platforms. Through our Intermediary Channel, we are increasingly focused on our blended asset life cycle fund vehicles given our emphasis on advisors that work with retirement plans. We anticipate greater use of our blended asset portfolios by advisors seeking a multi-asset class solution for their retail clients. In addition, our allocation to equity portfolios within the Intermediary Channel may also increase due to interest from national brokerage firm representatives who wish to use our mutual funds as a sleeve within a larger portfolio.
Through our Platform/Sub-advisor Channel, we have relationships with consultants and advisors at platforms. We derive equity portfolio assets in this channel through the selection of our funds within advisory programs where our mutual funds are used within a multi-strategy portfolio, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have more than 280 dealer relationships. The continued increase in financial intermediaries offering our mutual funds and collective investment trusts to clients will afford us the opportunity for continued growth across distribution channels. These relationships are an important component in expanding our retail business as well as our 401(k) life cycle and institutional business.
Our Direct Sales Representatives distribute our equity portfolios, in particular our non-U.S. portfolios, to large institutional clients for which we have direct relationships with the client and often, the client’s consultant. Through the Direct Channel, we also form relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. We expect this channel to be focused on distributing blended asset and equity portfolio funds, particularly as the breadth of our mutual fund and collective investment trust offerings expands.
Results of Operations
Below is a discussion of our combined consolidated results of operations for the years ended December 31, 2012, 2011 and 2010.

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

Assets Under Management. The following tables reflect the indicated components of our AUM for our investment vehicles for the years ended December 31, 2012, 2011, and 2010.

AUM—by investment vehicle:	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
As of December 31, 2009	$17,234.2	$11,037.1	$28,271.3	61%	39%	100%
Gross client inflows	5,237.7	7,310.7	12,548.4
Gross client outflows	(2,213.5)	(3,870.4)	(6,083.9)
Market appreciation	2,676.7	1,429.2	4,105.9
As of December 31, 2010	$22,935.1	$15,906.6	$38,841.7	59%	41%	100%
Gross client inflows	4,456.3	9,328.4	13,784.7
Gross client outflows	(3,496.2)	(5,578.3)	(9,074.5)
Market depreciation	(1,237.1)	(2,114.7)	(3,351.8)
As of December 31, 2011	$22,658.1	$17,542.0	$40,200.1	56%	44%	100%
Gross client inflows	3,327.8	6,172.0	9,499.8
Gross client outflows	(4,399.2)	(5,858.3)	(10,257.5)
Market appreciation	3,096.9	2,669.6	5,766.5
As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%

Average AUM:	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)

For the year ended December 31, 2010	$19,268.2	$13,070.5	$32,338.7
For the year ended December 31, 2011	$23,850.1	$18,331.5	$42,181.6
For the year ended December 31, 2012	$24,016.3	$19,565.6	$43,581.9

Assets Under Management. The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2012, 2011, and 2010:

AUM—by portfolio:	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2009	$13,949.4	$13,014.6	$1,307.3	$28,271.3	49%	46%	5%	100%
Gross client inflows	4,131.2	8,270.5	146.7	12,548.4
Gross client outflows	(2,517.5)	(3,370.2)	(196.2)	(6,083.9)
Market appreciation	1,717.4	2,342.0	46.5	4,105.9
As of December 31, 2010	$17,280.5	$20,256.9	$1,304.3	$38,841.7	45%	52%	3%	100%
Gross client inflows	4,263.4	9,361.6	159.7	13,784.7
Gross client outflows	(3,231.0)	(5,608.0)	(235.5)	(9,074.5)
Market appreciation/(depreciation)	(190.4)	(3,198.5)	37.1	(3,351.8)
As of December 31, 2011	$18,122.5	$20,812.0	$1,265.6	$40,200.1	45%	52%	3%	100%
Gross client inflows	3,847.7	5,431.2	220.9	9,499.8
Gross client outflows	(3,750.0)	(6,222.7)	(284.8)	(10,257.5)
Market appreciation	2,250.5	3,452.0	64.0	5,766.5
As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%

Average AUM:	Blended Asset	Equity	Fixed Income	Total
	(in millions)

For the year ended December 31, 2010	$15,193.7	$15,805.3	$1,339.7	$32,338.7
For the year ended December 31, 2011	$18,276.2	$22,649.9	$1,255.5	$42,181.6
For the year ended December 31, 2012	$19,671.4	$22,668.0	$1,242.5	$43,581.9
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
Manning & Napier Advisors, LLC ("MNA"), our subsidiary, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $20.5 billion, or 45%, of our AUM as of December 31, 2012, and investment management fees from these mutual funds and collective investment trusts were $173.4 million for the year ended December 31, 2012. MNA also serves as the investment advisor to all of our separately managed accounts, managing $24.7 billion, or 55%, of our AUM as of December 31, 2012, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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

•
Other operating expenses. Other operating expenses include costs for custodial services, asset-based distribution fees including 12b-1 distribution and servicing fees and fund fee waiver and/or expense reimbursement, professional fees, including accounting and legal fees, occupancy and facility costs, as well as other costs related to travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.

Non-Operating Income (Loss). Non-operating income (loss) includes interest expense, interest and dividend income, and gains (losses) related to investment securities sales and changes in values of those investment securities designated as trading. Prior to being publicly traded, we had a mandatory redemption obligation upon the death of William Manning to pay his estate his pro rata share of net revenue for the four quarters immediately preceding his death. Our liability related to this mandatory redemption obligation was calculated each fiscal quarter, and the change in the liability was reflected as non-cash interest expense. Upon the consummation of the initial public offering, such mandatory redemption obligation terminated and we no longer reflect non-cash interest expense or the liability related to such agreement.
Provision for Income Taxes. The Company is comprised of entities that have elected to be treated as either an “S-Corporation”, a limited liability company ("LLC"), or a “C-Corporation”. As such, the entities functioning as S-Corporations or LLC’s are not liable for or able to benefit from U.S. federal or most state and local income taxes on their earnings; as such earnings (losses) will be included in the personal income tax returns of each entity’s shareholders or unit holders. The entities functioning as C-Corporations are liable for or able to benefit from U.S. federal or state and local income taxes on their earnings and losses, respectively.
Noncontrolling Interests. Manning & Napier, Inc. holds approximately 13.8% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our combined consolidated financial statements. Net income (loss) attributable to noncontrolling interest on the combined consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling members.
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
The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2011 AUM	$21,732	$18,462	$6	$40,200
December 31, 2012 AUM	$26,826	$18,371	$12	$45,209
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
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2012, we have not recorded a valuation allowance on deferred tax assets, which were primarily attributable to an increase in the tax basis of the tangible and intangible assets of Manning & Napier Group’s election under Section 754 of the Internal Revenue Code. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
Upon consummation of the initial public offering during the period ended December 31, 2011, the company entered into a tax receivable agreement (“TRA”) with M&N Group Holdings, MNCC and the other holders of Class A units of Manning & Napier Group, under which we are required to pay to the holders of such Class A units 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize, or are deemed to realize in certain circumstances as a result of any step-up in tax basis in Manning & Napier Group’s assets resulting from (i) the Company’s purchase of such Class A units from M&N Group Holdings with a portion of the net proceeds of the initial public offering, (ii) the Company’s purchases or exchanges of such Class A units from M&N Group Holdings and MNCC, respectively, for cash or shares of our Class A common stock and (iii) payments under the tax receivable agreement, including any tax benefits related to imputed interest deemed to be paid by us as a result of such agreement.
As of December 31, 2012, the Company recorded a liability of $45.9 million, representing the payments due to the selling unitholders. The amount and timing of any payments vary based on a number of factors, including no material change in the relevant tax law, the Company continues to earn sufficient taxable income to realize all tax benefits, and assuming no additional uncertain tax positions that are subject to the tax receivable agreement; depending upon the outcome of these factors, we may be obligated to make substantial payments pursuant to the TRA. The actual payment amounts may differ from these estimated amounts, as the liability will reflect changes in prevailing tax rates as well as the actual benefit it realized on the tax return.
Within the next 12 month period, the Company expects to pay approximately $1.9 million of the total amount. The basis for determining the current portion of the payments under the TRA is the expected amount of payments to be made within the next 12 months. The long-term portion of the payments is the remainder. To determine the current amount of the payments due, the Company estimated the amount of taxable income that Manning & Napier generated during 2012 and the estimated amount of the specified TRA deductions for the respective period. This was used as a basis for determining the amount of tax deduction that generates a TRA obligation which was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months. These calculations are performed in accordance with the terms of the TRA.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued an amendment to this standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The adoption of these amendments on January 1, 2012 did not have a material impact on our combined consolidated financial statements and related disclosures.
In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of these amendments on January 1, 2012 did not have a material impact on our combined consolidated financial statements and related disclosures.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Period-to-Period
	2012	2011	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$22,658.1	$22,935.1	$(277.0)	(1)%
Gross client inflows	3,327.8	4,456.3	(1,128.5)	(25)%
Gross client outflows	(4,399.2)	(3,496.2)	(903.0)	26%
Market appreciation (depreciation)	3,096.9	(1,237.1)	4,334.0	350%
Ending assets under management	$24,683.6	$22,658.1	$2,025.5	9%
Mutual funds and collective investment trusts
Beginning assets under management	$17,542.0	$15,906.6	$1,635.4	10%
Gross client inflows	6,172.0	9,328.4	(3,156.4)	(34)%
Gross client outflows	(5,858.3)	(5,578.3)	(280.0)	5%
Market appreciation (depreciation)	2,669.6	(2,114.7)	4,784.3	226%
Ending assets under management	$20,525.3	$17,542.0	$2,983.3	17%
Total assets under management
Beginning assets under management	$40,200.1	$38,841.7	$1,358.4	3%
Gross client inflows	9,499.8	13,784.7	(4,284.9)	(31)%
Gross client outflows	(10,257.5)	(9,074.5)	(1,183.0)	13%
Market appreciation (depreciation)	5,766.5	(3,351.8)	9,118.3	272%
Ending assets under management	$45,208.9	$40,200.1	$5,008.8	12%
Our total AUM increased by $5.0 billion, or 12%, to $45.2 billion as of December 31, 2012 from $40.2 billion as of December 31, 2011. Compared to the twelve months ended December 31, 2011, gross client inflows decreased by $4.3 billion for the twelve months ended December 31, 2012, while gross client outflows increased by $1.2 billion over the same period. Additionally, we experienced market appreciation of $5.8 billion for the twelve months ended December 31, 2012, compared to market depreciation of $3.4 billion for the twelve months ended December 31, 2011.
Of the $5.0 billion increase in our total AUM from December 31, 2011 to December 31, 2012, $5.8 billion came from investment gains during the period, which was partially offset by net client outflows of $0.8 billion. Our net client outflows were comprised of separate accounts net client outflows of $1.1 billion, primarily caused by withdrawals from existing client accounts, offset by $0.3 billion of net client inflows to our mutual funds and collective investment trusts. The annualized separate account retention rate was approximately 95% for the twelve months ended December 31, 2012.
Market appreciation during the year ended December 31, 2012 constituted a 14.3% rate of increase in our total AUM. The investment gain was 13.7% in separately managed accounts and 15.2% in mutual funds and collective investment trusts.
The rates of change in AUM during the year ended December 31, 2012 were most significant in our blended asset and equity portfolios, with both portfolios increasing 13% each, while our fixed income portfolio remained generally flat.
As of December 31, 2012, the composition of our AUM was 45% in mutual funds and collective investment trusts and 55% in separate accounts as compared to 44% in mutual funds and collective investment trusts and 56% in separate accounts as of December 31, 2011.
The following table sets forth our results of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Period-to-Period
Statements of operations data:	2012	2011	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$339,055	$329,992	$9,063	3%
Expenses
Compensation and related costs	165,698	305,957	(140,259)	(46)%
Sub-transfer agent and shareholder service costs	51,206	49,115	2,091	4%
Other operating costs	38,031	33,704	4,327	13%
Total operating expenses	254,935	388,776	(133,841)	(34)%
Operating income (loss)	84,120	(58,784)	142,904	243%
Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	(45,833)	45,833	(100)%
Other non-operating gain	459	183	276	151%
Total non-operating income (loss)	459	(45,650)	46,109	101%
Income (loss) before provision for income taxes	84,579	(104,434)	189,013	181%
Provision for income taxes	8,160	1,982	6,178	312%
Net income (loss) attributable to controlling and noncontrolling interests	76,419	(106,416)	182,835	172%
Less: net income (loss) attributable to noncontrolling interests	73,950	(79,249)	153,199	193%
Net income (loss) attributable to Manning & Napier, Inc.	$2,469	$(27,167)	$29,636	109%
Per Share Data
Net income (loss) available to Class A common stock per basic and diluted share	$0.18	$(2.11)
Weighted average basic and diluted shares of Class A common stock outstanding.	13,583,873	12,894,136

Other financial and operating data
Economic income (1)	$156,853	$156,723	$130	—%
Economic net income (1)	$96,857	$96,776	$81	—%
Economic net income per adjusted share (1)	$1.08	$1.08	$—	—%
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue increased by $9.1 million, or 3%, to $339.1 million for the year ended December 31, 2012 from $330.0 million for the year ended December 31, 2011. This increase was driven primarily by a $1.4 billion or 3%, increase in our average AUM to $43.6 billion for the year ended December 31, 2012 from $42.2 billion for the year ended December 31, 2011.
Our average separately managed account fee remained consistent at 62 basis points for each of the years ending December 31, 2012 and December 31, 2011. For the years ended December 31, 2012 and 2011, separately managed account standard fees ranged from 15 basis points to 125 basis points. As of December 31, 2012, the concentration of investments in our separately managed account assets was 46% blended assets, 49% equity and 5% fixed income, compared to 47% blended assets, 47% equity and 6% fixed income as of December 31, 2011.
Our average fee on mutual fund and collective investment trust products decreased to 89 basis points for the year ended December 31, 2012 from 92 basis points for the year ended December 31, 2011. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual fund and collective investments trusts to those with lower fees. The management fees earned on our mutual funds and collective investment trusts ranged from 34 basis points to 100 basis points for the years ending December 31, 2012 and 2011.
Operating Expenses
Our operating expenses decreased by $133.8 million, or 34%, to $254.9 million for the year ended December 31, 2012 from $388.8 million for the year ended December 31, 2011.
Compensation and related costs decreased by $140.3 million, or 46%, to $165.7 million for the year ended December 31, 2012 from $306.0 million for the year ended December 31, 2011. This decrease was primarily attributable to a decrease in non-cash reorganization-related share-based compensation charge of $143.1 million, resulting from a $213.0 million one-time non-cash compensation charge related to the Class B Units of M&N Group Holdings granted to William Manning in the year ended December 31, 2011 offset by current year non-cash compensation charges of $72.3 million. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges increased to 28% for the year ended December 31, 2012 from 27% for the year ended December 31, 2011. The increase in compensation and related costs is primarily attributed to an investment in personnel related to distribution and infrastructure during the twelve months ended December 31, 2012.
Sub-transfer agent and shareholder service costs increased by $2.1 million, or 4%, to $51.2 million for the year ended December 31, 2012 from $49.1 million for the year ended December 31, 2011. The increase was generally attributable to a 7% increase in mutual funds and collective investment trusts average AUM for the year ended December 31, 2012 compared to December 31, 2011. As a percentage of mutual fund and collective investment trust revenue, sub-transfer agent and shareholder service fees increased slightly to 30% for the year ended December 31, 2012 from 29% for the year ended December 31, 2011.
Other operating costs increased by $4.3 million, or 13%, to $38.0 million for the year ended December 31, 2012 from $33.7 million for the year ended December 31, 2011. The increase was primarily attributable to higher asset-based costs including 12b-1 distribution and servicing fees and fund fee waiver and/or expense reimbursements resulting from an increase in mutual fund AUM.
Non-Operating Income (Loss)
Non-operating income increased by $46.1 million, or 101%, to $0.5 million for the year ended December 31, 2012 from a loss of $45.7 million for the year ended December 31, 2011. The increase was due to the decrease in non-cash interest expense on shares subject to mandatory redemption. Non-cash interest expense on shares subject to mandatory redemption decreased due to the termination of the mandatory redemption obligation upon the consummation of the initial public offering and we no longer reflect non-cash interest expense or the related liability as of December 31, 2012.
Provision for Income Taxes
The Company’s tax provision increased by $6.2 million, or 312%, to $8.2 million for the year ended December 31, 2012 from $2.0 million for the year ended December 31, 2011. The increase is primarily driven by our reorganization and, following the initial public offering, an increase in the provision for income taxes as a result of a full year of our C-Corporation status. For a majority of the year ended December 31, 2011, the Company operated primarily as a series of flow-through entities which are generally not subject to U.S. federal or most state and local income tax.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Period-to-Period
	2011	2010	$	%
Separately managed accounts	(in millions)
Beginning assets under management	$22,935.1	$17,234.2	$5,700.9	33%
Gross client inflows	4,456.3	5,237.7	(781.4)	(15)%
Gross client outflows	(3,496.2)	(2,213.5)	(1,282.7)	58%
Market appreciation (depreciation)	(1,237.1)	2,676.7	(3,913.8)	(146)%
Ending assets under management	$22,658.1	$22,935.1	$(277.0)	(1)%
Mutual funds and collective investment trusts
Beginning assets under management	$15,906.6	$11,037.1	$4,869.5	44%
Gross client inflows	9,328.4	7,310.7	2,017.7	28%
Gross client outflows	(5,578.3)	(3,870.4)	(1,707.9)	44%
Market appreciation (depreciation)	(2,114.7)	1,429.2	(3,543.9)	(248)%
Ending assets under management	$17,542.0	$15,906.6	$1,635.4	10%
Total assets under management
Beginning assets under management	$38,841.7	$28,271.3	$10,570.4	37%
Gross client inflows	13,784.7	12,548.4	1,236.3	10%
Gross client outflows	(9,074.5)	(6,083.9)	(2,990.6)	49%
Market appreciation (depreciation)	(3,351.8)	4,105.9	(7,457.7)	(182)%
Ending assets under management	$40,200.1	$38,841.7	$1,358.4	4%
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

The following table sets forth our results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Period-to-Period
Statements of operations data:	2011	2010	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$329,992	$255,472	$74,520	29%
Expenses
Compensation and related costs	305,957	78,416	227,541	290%
Sub-transfer agent and shareholder service costs	49,115	36,830	12,285	33%
Other operating costs	33,704	25,284	8,420	33%
Total operating expenses	388,776	140,530	248,246	177%
Operating (loss) income	(58,784)	114,942	(173,726)	(151)%
Non-operating loss
Interest expense on shares subject to mandatory redemption	(45,833)	(61,243)	15,410	(25)%
Other non-operating gain	183	111	72	65%
Total non-operating loss	(45,650)	(61,132)	15,482	(25)%
(Loss) income before provision for income taxes	(104,434)	53,810	(158,244)	(294)%
Provision for income taxes	1,982	712	1,270	178%
Net (loss) income attributable to controlling and noncontrolling interests	(106,416)	53,098	(159,514)	(300)%
Less: net (loss) income attributable to noncontrolling interests	(79,249)	53,098	(132,347)	(249)%
Net loss attributable to Manning & Napier, Inc.	$(27,167)	$—	(27,167)	(100)%
Per Share Data
Net loss available to Class A common stock per basic and diluted share	$(2.11)
Weighted average basic and dilute shares of Class A common stock outstanding.	12,894,136

Other financial and operating data
Economic income (1)	$156,723	$115,053	$41,670	36%
Economic net income (1)	$96,776	$71,045	$25,731	36%
Economic net income per adjusted share (1)	$1.08	N/A
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

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
Other operating costs increased by $8.4 million, or 33%, to $33.7 million for the year ended December 31, 2011 from $25.3 million for the year ended December 31, 2010. The increase was primarily attributable to professional services fees associated with the initial public offering consummated during the year ended December 31, 2011, as well as higher 12b-1 distribution and servicing fees resulting from an increase in mutual fund AUM.
Non-Operating Loss
Non-operating loss decreased by $15.5 million, or 25%, to $45.7 million for the year ended December 31, 2011 from $61.1 million for the year ended December 31, 2010. The decrease was due to the decrease in non-cash interest expense on shares subject to mandatory redemption. Non-cash interest expense on shares subject to mandatory redemption decreased because the mandatory redemption obligation terminated upon the consummation of the initial public offering and we no longer reflect non-cash interest expense or the related liability as of December 31, 2011.
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
Management uses economic income, economic net income, and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of its business model. Economic income and economic net income are not presented in accordance with GAAP. Economic income excludes from income before provision for income taxes:

•
the non-cash interest expense associated with the liability for shares subject to mandatory redemption. Upon consummation of the initial public offering, such mandatory redemption obligation terminated and the Company no longer reflects in its combined consolidated financial statements non-cash interest expense or the liability related to such obligation; and

•
the reorganization-related share-based compensation, which results in non-cash compensation expense reported over the vesting period. In addition, upon the consummation of the initial public offering, the vesting terms related to the ownership of our employees were modified, including our named executive officers, other than William Manning.

Such individuals were entitled to 15% of their pre-IPO ownership interests upon the consummation of the initial public offering, and 15% of their pre-IPO ownership interests over the subsequent three years. The remaining ownership interests are subject to performance-based vesting over such three-year period. Such new vesting terms will not result in dilution to the number of outstanding shares of the Company’s Class A common stock. As a result of such vesting requirements, the Company will recognize non-cash compensation charges through 2014.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to the Company and represents an estimate of income tax expense at an effective rate of 38.25% on economic income for each respective period, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the total number of adjusted Class A common shares outstanding. The number of adjusted Class A common shares outstanding for all periods presented is determined by assuming that all exchangeable units of Manning & Napier Group are converted into our outstanding Class A common stock as of December 31, 2012, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Period-to-Period
Other financial and operating data:	2012	2011	$	%
	(in thousands, except share data)
Economic income	$156,853	$156,723	$130	—%
Economic net income	$96,857	$96,776	$81	—%
Economic net income per adjusted share	$1.08	$1.08	$—	—%

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,		Period-to-Period
Reconciliation of non-GAAP financial measures:	2012	2011	$	%
	(in thousands, except share data)
Net income (loss) attributable to Manning & Napier, Inc.	$2,469	$(27,167)	$29,636	109%
Plus: net income (loss) attributable to noncontrolling interests	73,950	(79,249)	153,199	193%
Net income (loss) attributable to controlling and noncontrolling interests	76,419	(106,416)	182,835	172%
Provision for income taxes	8,160	1,982	6,178	312%
Income (loss) before provision for income taxes	84,579	(104,434)	189,013	181%
Interest expense on shares subject to mandatory redemption	—	45,833	(45,833)	(100)%
Reorganization-related share-based compensation	72,274	215,324	(143,050)	(66)%
Economic income	156,853	156,723	130	—%
Adjusted income taxes	59,996	59,947	49	—%
Economic net income	$96,857	$96,776	$81	—%
Net income (loss) available to Class A common stock per basic share	$0.18	$(2.11)
Plus: net income (loss) attributable to noncontrolling interests per basic share	5.45	(6.14)
Net income (loss) attributable to controlling and noncontrolling interests per basic share	5.63	(8.25)
Provision for income taxes per basic share	0.60	0.15
Income (loss) before provision for income taxes per basic share	6.23	(8.10)
Interest expense on shares subject to mandatory redemption per basic share	—	3.55
Reorganization-related share-based compensation per basic share	5.32	16.70
Economic income per basic share	11.55	12.15
Adjusted income taxes per basic share	4.42	4.65
Economic net income per basic share	7.13	7.50
Less: Impact of Manning & Napier Group, LLC units converted to publicly traded shares	(6.05)	(6.42)
Economic net income per adjusted share	$1.08	$1.08
Total basic shares of Class A common stock outstanding	13,583,873	13,583,873
Total units of Manning & Napier Group, LLC	76,400,000	76,400,000
Total adjusted Class A common stock outstanding	89,983,873	89,983,873
The following table sets forth our results of our other financial and operating data for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Period-to-Period
Other financial and operating data:	2011	2010	$	%
	(in thousands, except share data)
Economic income	$156,723	$115,053	$41,670	36%
Economic net income	$96,776	$71,045	$25,731	36%
Economic net income per adjusted share	$1.08	N/A

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,		Period-to-Period
Reconciliation of non-GAAP financial measures:	2011	2010	$	%
	(in thousands, except share data)
Net loss attributable to Manning & Napier, Inc.	$(27,167)	$—	$(27,167)	100%
Plus: net (loss) income attributable to noncontrolling interests	(79,249)	53,098	(132,347)	(249)%
Net (loss) income attributable to controlling and noncontrolling interests	(106,416)	53,098	(159,514)	(300)%
Provision for income taxes	1,982	712	1,270	178%
Loss (income) before provision for income taxes	(104,434)	53,810	(158,244)	(294)%
Interest expense on shares subject to mandatory redemption	45,833	61,243	(15,410)	(25)%
Reorganization-related share-based compensation	215,324	—	215,324	100%
Economic income	156,723	115,053	41,670	36%
Adjusted income taxes	59,947	44,008	15,939	36%
Economic net income	$96,776	$71,045	$25,731	36%
Net loss available to Class A common stock per basic share	$(2.11)
Plus: net loss attributable to noncontrolling interests per basic share	(6.14)
Net loss attributable to controlling and noncontrolling interests per basic share	(8.25)
Provision for income taxes per basic share	0.15
Loss before provision for income taxes per basic share	(8.10)
Interest expense on shares subject to mandatory redemption per basic share	3.55
Reorganization-related share-based compensation per basic share	16.70
Economic income per basic share	12.15
Adjusted income taxes per basic share	4.65
Economic net income per basic share	7.50
Less: Impact of Manning & Napier Group, LLC units converted to publicly traded shares	(6.42)
Economic net income per adjusted share	$1.08
Total basic shares of Class A common stock outstanding	13,583,873
Total units of Manning & Napier Group, LLC	76,400,000
Total adjusted Class A common stock outstanding	89,983,873
Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable.

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash and cash equivalents	$108,324	$81,208	$27,543
Accounts receivable	$36,729	$31,259	$30,799
Amounts payable under tax receivable agreement (1)	$45,917	$46,206	$—

__________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on the Company’s best estimate as of December 31, 2012, including the Company’s ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Critical Accounting Policies – Payments under the Tax Receivable Agreement” for more information.

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
Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2012, 2011 and 2010. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, deferred income taxes, depreciation and changes in shares liability subject to mandatory redemption prior to the initial public offering. Investing activities consist primarily of the purchase and sale of investments, as well as purchases of property and equipment. Financing activities consist primarily of distributions, dividends paid on our Class A common stock, contributions and net proceeds from the initial public offering.

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$152,854	$153,862	$119,972
Net cash used in investing activities	(10,378)	(2,028)	(2,489)
Net cash used in financing activities	(115,360)	(98,169)	(114,742)
Net change in cash flows	$27,116	$53,665	$2,741
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Operating Activities
Operating activities provided $152.9 million and $153.9 million of net cash for the years ended December 31, 2012 and 2011, respectively. This decrease in net cash provided by operating activities was driven primarily by a decrease in net income after adjustment for non-cash items of approximately $3.9 million, which was offset by a $2.8 million increase in working capital.
Investing Activities
Investing activities used $10.4 million and $2.0 million of net cash for the years ended December 31, 2012 and 2011, respectively. The increase in net cash used in investing activities was primarily due to a $10.6 million increase in purchases of investments for the year ended December 31, 2012 as compared to the year ended December 31, 2011, driven largely by the seeding of new products. This increase in purchases of investments was partially offset by an increase of $2.3 million in sales of investments for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Financing Activities
Financing activities used $115.4 million and $98.2 million of net cash for the years ended December 31, 2012 and 2011, respectively. The net cash used in 2012 was due to the $114.6 million in distributions and dividends paid to our shareholders during the year. The increase in net cash used in financing activities for 2012 as compared to 2011 was primarily the result of 2011 cash inflows of $46.6 million from our 2011 initial public offering and $4.0 million from capital contributions prior to our

2011 reorganization. In addition, during 2012 Manning & Napier paid $6.5 million in dividends on Class A common stock. This overall increase in cash used for financing activities during 2012 was partially offset by a decrease in distributions of $40.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Operating Activities
Operating activities provided $153.9 million and $120.0 million of net cash for the years ended December 31, 2011 and 2010, respectively. This increase in net cash provided by operating activities was driven primarily by an increase in net income after adjustment for non-cash items of approximately $40.2 million, which was offset by a $6.3 million decrease in working capital.
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
Financing Activities
Financing activities used $98.2 million and $114.7 million of net cash for the years ended December 31, 2011 and 2010, respectively. The decrease in net cash used in financing activities was primarily the result of $46.6 million of cash inflows resulting from the initial public offering, which represents net proceeds from the issuance of Class A common stock of $154.4 million less payments of costs directly associated with the issuance of Class A common stock of $2.1 million and the purchase of Class A Units of Manning & Napier Group of $105.7 million. This was partially offset by an increase in distributions of $29.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.
Certain Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2012:

	Payment Due By Period
Contractual obligations:	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$3,233	$6,521	$6,061	$14,549	$30,364
Capital lease obligations	146	102	—	—	248
Amounts payable under tax receivable agreement (1)	1,928	4,001	4,774	35,214	45,917
Total	$5,307	$10,624	$10,835	$49,763	$76,529

__________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on the Company’s best estimate as of December 31, 2012, including the Company’s ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Critical Accounting Policies – Payments under the Tax Receivable Agreement” for more information.

Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2012.
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
The value of our AUM was $45.2 billion as of December 31, 2012. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.5 billion, which would cause an annualized increase or decrease in revenues of approximately $35.2 million at our current weighted average fee rate of 0.78%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed income securities, and investment in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $13.1 million as of December 31, 2012 of which $12.5 million is classified as trading, and $0.6 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by $1.3 million. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $45.2 billion as of December 31, 2012. As of December 31, 2012, approximately 32% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 32% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $1.4 billion, which would cause an annualized increase or decrease in revenues of approximately $11.3 million at our current weighted average fee rate of 0.78%.
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
Item 8.         Financial Statements and Supplementary Data.
Our combined consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-27 and are incorporated by reference in this Item 8.
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
Based on the assessment using those criteria, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
Our independent registered public accounting firm, which has audited the financial statements included in this Annual Report, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012. This report appears on page F-2 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on June 19, 2013, which will be filed within 120 days of the end of our fiscal year ended December 31, 2012 (“2013 Proxy Statement”) and is incorporated herein by reference.
Item 11.     Executive Compensation
Information required by this item will be in the 2013 Proxy Statement and is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be in the 2013 Proxy Statement and is incorporated herein by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be in the 2013 Proxy Statement and is incorporated herein by reference.
Item 14.     Principal Accounting Fees and Services
Information required by this item will be in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Combined Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

(ii)	Combined Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

(iii)	Combined Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

(iv)	Combined Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

(v)	Combined Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(vi)	Notes to Combined Consolidated Financial Statements

(2)	Financial Statement Schedules
There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is included in our combined consolidated financial statements and in the notes thereto.

(b)	Exhibit Index:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Manning & Napier, Inc.(4)
3.2	Amended and Restated Bylaws of Manning & Napier, Inc.(4)
4.1	Form of specimen certificate representing Manning & Napier, Inc.’s Class A common stock(1)
10.1	Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC(4)
10.2	Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC(4)
10.3	Exchange Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(4)
10.4	Tax Receivable Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(4)
10.5	Registration Rights Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(4)
10.6*	Manning & Napier, Inc. 2011 Equity Compensation Plan(4)
10.7*	Form of Award Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan(2)
10.8*	Form of Stock Option Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan(2)
10.9	Amended and Restated Shareholders Agreement of MNA Advisors, Inc.(4)
10.10	Amended and Restated Shareholders Agreement of M&N Advisory Advantage Corporation(4)
10.11	Amended and Restated Shareholders Agreement of M&N Alternative Opportunities, Inc.(4)

Exhibit No.	Description
10.12	Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C.(4)
10.13*	Form of Indemnification Agreement(2)
10.14*	Employment Agreement, dated September 8, 1992, of Patrick Cunningham(2)
10.15*	Employment Agreement, dated August 1, 1993, of Jeff Coons(2)
10.16*	Employment Agreement, dated June 28, 1993, of Charles Stamey(2)
10.17*	Employment Agreement, effective September 12, 2011, by and between Manning & Napier Advisors, Inc. and James Mikolaichik(2)
10.18	Purchase Agreement, by and between Manning & Napier, Inc. and Manning & Napier Group, LLC(4)
10.19	Purchase Agreement, by and between Manning & Napier, Inc. and M&N Group Holdings, LLC(4)
10.20*	Letter, dated October 31, 2011, by and between Manning & Napier Group, LLC and James Mikolaichik(4)
10.21*	Letter, dated October 27, 2011, by and between Manning & Napier Group, LLC and Patrick Cunningham(4)
10.22	Form of Daily Adjusting LIBOR Revolving Line Note executed on February 13, 2013(5)
10.23	First Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC
10.24	First Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.
21.1	Subsidiaries of Manning & Napier, Inc.(3)
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL); (i) Combined Consolidated Statements of Financial Condition, (ii) Combined Consolidated Statements of Operations, (iii) Combined Consolidated Statements of Comprehensive Income, (iv) Combined Consolidated Statements of Shareholders' Equity, (v) Combined Consolidated Statements of Cash Flows, and (iv) related Notes to Combined Consolidated Financial Statements.

 __________________________
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

(4)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2011.

(5)	Incorporated by reference to Exhibit 10.1 of the Form 8-K of Manning & Napier, Inc., which was filed with the Securities and Exchange Commission on February 13, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fairport, State of New York, on March 15, 2013

MANNING & NAPIER, INC.

By:	/s/ Patrick Cunningham
	Name:	Patrick Cunningham
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Patrick Cunningham	Chief Executive Officer and Director	March 15, 2013
Patrick Cunningham	(principal executive officer)

/s/ James Mikolaichik	Chief Financial Officer	March 15, 2013
James Mikolaichik	(principal financial and accounting officer)

/s/ William Manning	Chairman of the Board of Directors	March 15, 2013
Williams Manning

/s/ B. Reuben Auspitz	Vice-Chairman of the Board of Directors	March 15, 2013
B. Reuben Auspitz

/s/ Richard Hurwitz	Director	March 15, 2013
Richard Hurwitz

/s/ Edward J. Pettinella	Director	March 15, 2013
Edward J. Pettinella

/s/ Robert M. Zak	Director	March 15, 2013
Robert M. Zak

/s/ Barbara Goodstein	Director	March 15, 2013
Barbara Goodstein

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Manning & Napier, Inc.

In our opinion, the accompanying combined consolidated statements of financial condition and the related combined consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Manning & Napier, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Rochester, New York
March 15, 2013

Manning & Napier, Inc.
Combined Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$108,324	$81,208
Accounts receivable	22,962	18,409
Accounts receivable—Manning & Napier Fund, Inc.	13,767	12,850
Investment securities, at fair value	13,082	4,642
Prepaid expenses and other assets	7,014	4,126
Total current assets	165,149	121,235
Property and equipment, net	4,460	3,812
Net deferred tax assets, non-current	48,571	53,786
Total non-current assets	53,031	57,598
Total assets	$218,180	$178,833
Liabilities
Accounts payable	$1,231	$1,139
Accrued expenses and other liabilities	38,872	30,099
Deferred revenue	10,342	9,902
Total current liabilities	50,445	41,140
Amounts payable under tax receivable agreement, non-current	43,989	45,885
Total non-current liabilities	43,989	45,885
Total liabilities	94,434	87,025
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 13,583,873 issued and outstanding at December 31, 2012 and December 31, 2011	$136	$136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	198,117	188,133
Retained deficit	(33,392)	(27,167)
Accumulated other comprehensive income	—	2
Total shareholders’ equity	164,861	161,104
Noncontrolling interest	(41,115)	(69,296)
Total shareholders’ equity and noncontrolling interest	123,746	91,808
Total liabilities, shareholders’ equity and noncontrolling interest	$218,180	$178,833
The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.
Combined Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Investment management service revenue	$339,055	$329,992	$255,472
Expenses
Compensation and related costs	165,698	305,957	78,416
Sub-transfer agent and shareholder service costs	51,206	49,115	36,830
Other operating costs	38,031	33,704	25,284
Total operating expenses	254,935	388,776	140,530
Operating income (loss)	84,120	(58,784)	114,942
Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	(45,833)	(61,243)
Interest expense	(38)	(31)	(16)
Interest and dividend income	149	67	126
Net gains on investments	348	147	1
Total non-operating income (loss)	459	(45,650)	(61,132)
Income (loss) before provision for income taxes	84,579	(104,434)	53,810
Provision for income taxes	8,160	1,982	712
Net income (loss) attributable to controlling and noncontrolling interests	76,419	(106,416)	53,098
Less: net income (loss) attributable to noncontrolling interests	73,950	(79,249)	53,098
Net income (loss) attributable to Manning & Napier, Inc.	$2,469	$(27,167)	$—

	Year Ended December 31, 2012	November 18, 2011 through December 31, 2011
Net income (loss) per share available to Class A common stock
Basic	$0.18	$(2.11)
Diluted	$0.18	$(2.11)
Weighted average shares of Class A common stock outstanding
Basic	13,583,873	12,894,136
Diluted	13,583,873	12,894,136
Cash dividends declared per share of Class A common stock	$0.64	$—
The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.
Combined Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to controlling and noncontrolling interests	$76,419	$(106,416)	$53,098
Net unrealized holding gain (loss) on investment securities, net of tax	(3)	(338)	302
Reclassification adjustment for realized gains on investment securities included in net income (loss)	1	147	1

Comprehensive income (loss)	76,417	(106,607)	53,401
Less: Comprehensive income (loss) attributable to noncontrolling interest	73,948	(79,440)	53,401
Comprehensive income (loss) attributable to Manning & Napier, Inc.	$2,469	$(27,167)	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc. Combined Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock - Pre-Reorganization		Common Stock- Class A		Common Stock-Class B		Additional Paid-In Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Partners' Capital (Deficit)	Non controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Retained Deficit				Total

Balance—January 1, 2010	2,491,688	$100	—	$—	—	$—	$1,626	9,263	$(102)	$(85,888)	$(110)	$1,028	$—	$(83,346)
Net income										57,957		(4,859)		53,098
S-Corporation distributions										(119,619)				(119,619)
Net changes in unrealized investment securities gains or losses											303			303
Common stock and treasury stock Transactions	41,422	1					2	(9,263)	5	(70)		(3)		(65)
Equity-based compensation									97	585				682
Partners’ contributions												5,141		5,141

Balance—December 31, 2010	2,533,110	$101	—	$—	—	$—	$1,628	—	$—	$(147,035)	$193	$1,307	—	$(143,806)
Net income										75,169		16,289		91,458
Distributions										(148,628)				(148,628)
Net changes in unrealized investment securities gains or losses											(305)			(305)
Common stock transactions	32,212	1					52			1				54
Equity-based compensation							929							929
Partners’ contributions												4,007		4,007
Conditional redemption										(348)				(348)
Elimination of shares subject to redemption	5,224,050	52					5,291			211,154		91		216,588
Reorganization and attribution of historical equity to partners’ capital	(7,789,372)	(154)					(7,900)			9,687		(1,633)		—

Balance—November 18, 2011	—	—	—	—	—	—	—	—	—	—	(112)	20,061	—	19,949

Manning & Napier, Inc. Combined Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock - Pre-Reorganization		Common Stock- Class A		Common Stock-Class B		Additional Paid-In Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Partners' Capital (Deficit)	Non controlling Interest
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Retained Deficit				Total

Issuance of Class A shares, net of offering costs			13,583,873	136			159,763							159,899
Issuance of Class B shares					1,000	—	—							—
Attribution of partners’ capital to noncontrolling interest												(20,061)	20,061	—
Purchase of Class A units of Manning & Napier Group, LLC held by Manning & Napier Group Holdings, LLC													(105,663)	(105,663)
Equity-based compensation							28,311						187,013	215,324
Net changes in unrealized investment securities gains or losses											114			114
Initial establishment of deferred tax balances							59							59
Net loss										(27,167)			(170,707)	(197,874)

Balance—December 31, 2011	—	$—	13,583,873	$136	1,000	$—	$188,133	—	$—	$(27,167)	$2	$—	$(69,296)	$91,808
Net income										2,469			73,950	76,419
Distributions												—	(108,059)	(108,059)
Net changes in unrealized investment securities gains or losses											(2)			(2)
Equity-based compensation							9,984					—	62,290	72,274
Dividends declared on Class A common stock										(8,694)				(8,694)

Balance—December 31, 2012	—	$—	13,583,873	$136	1,000	$—	$198,117	—	$—	$(33,392)	$—	$—	$(41,115)	$123,746

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc. Combined Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$76,419	$(106,416)	$53,098
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Interest expense related to change in mandatory redemption liability	—	45,833	61,243
Equity-based compensation	72,274	216,253	682
Depreciation	1,686	1,139	1,422
Change in amounts payable under tax receivable agreement	24	—	—
Net gain on investment securities	(348)	(147)	(1)
Deferred income taxes	2,776	20	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(4,553)	442	(6,454)
Accounts receivable—Manning & Napier Fund, Inc.	(917)	(902)	(2,971)
Prepaid expenses and other assets	(620)	(833)	(1,070)
Accounts payable	92	(694)	252
Accrued expenses and other liabilities	5,581	(761)	13,025
Deferred revenue	440	(72)	746
Net cash provided by operating activities	152,854	153,862	119,972
Cash flows from investing activities:
Purchase of property and equipment	(2,282)	(1,720)	(1,137)
Cash received from option exercises	—	—	48
Sale of investments	4,267	1,987	120
Purchase of investments	(12,868)	(2,295)	(2,025)
Proceeds from maturity of investments	505	—	505
Net cash used in investing activities	(10,378)	(2,028)	(2,489)
Cash flows from financing activities:
Distributions	(108,059)	(148,628)	(119,619)
Payment of stock purchase note payable	—	(201)	(120)
Dividends paid	(6,520)	—	—
Payment of capital lease obligations	(183)	(81)	(146)
Proceeds on issuance of stock	—	54	2
Capital contributions	—	4,007	5,141
Net proceeds from issuance of Class A common stock in initial public offering	—	154,449	—
Payments of costs directly associated with issuance of Class A common stock	(598)	(2,106)	—
Purchase of Class A Units of Manning & Napier Group, LLC	—	(105,663)	—
Net cash used in financing activities	(115,360)	(98,169)	(114,742)
Net increase in cash and cash equivalents	27,116	53,665	2,741
Cash and cash equivalents:
Beginning of period	81,208	27,543	24,802
End of period	$108,324	$81,208	$27,543

Manning & Napier, Inc. Combined Consolidated Statements of Cash Flows (In thousands)
Supplemental disclosures:
Cash paid during the period for interest	$25	$4	$16
Cash paid during the period for taxes	$6,984	$1,101	$661
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$122	$125	$240
Equipment acquired through capital lease obligation	$52	$120	$123
Accrued dividends	$2,173	$—	$—
Accrued costs directly associated with issuance of Class A common stock	$—	$598	$—

The accompanying notes are an integral part of these combined consolidated financial statements.

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. ("Manning & Napier", the "Company") provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trust funds, as well as a variety of consultative services that complement its investment process. Founded in 1970, the Company offers equity and fixed income portfolios as well as a range of blended asset portfolios, such as life cycle funds, that use a mix of stocks and bonds. Headquartered in Fairport, New York, the Company serves a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.
The Company was incorporated on June 22, 2011 for the purpose of facilitating an initial public offering ("IPO") of 13,583,873 shares of its Class A common stock and to become the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. Prior to the series of transactions to reorganize the capital structure in advance of the initial public offering, the Company was a group of privately-held, affiliated companies, which are referred to as the “Manning & Napier Companies”. The diagram below depicts the Company's organization structure as of December 31, 2012.

(1)
Manning & Napier, Inc. is the managing member of Manning & Napier Group. The operating subsidiaries of Manning & Napier Group are Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Advisory Advantage Company, LLC ("AAC"), Exeter Advisors I, LLC ("EAI"), Manning & Napier Alternative Opportunities, LLC ("MNAO"), Perspective Partners, LLC ("PPI"), Manning & Napier Information Services, LLC ("MNIS"), Manning & Napier Benefits, LLC ("MNB"), Manning & Napier Investor Services, Inc. ("MNBD") and Exeter Trust Company ("ETC").

(2)
Prior to the initial public offering, Manning & Napier Group granted Class B units to each of Patrick Cunningham and James Mikolaichik. These units represent approximately 0.1% of the outstanding voting and economic rights of Manning & Napier Group.

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying combined consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission, or SEC. All material intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the combined consolidated financial statements. Actual results could differ from these estimates or assumptions.
During the three months ended September 30, 2012, the Company recorded a correction of an immaterial error relating to the year 2011, and the first and second quarter of 2012 that increased net income by $0.2 million in the aggregate. The error relates to the number of Class A units of Manning & Napier Group that were subject to service vesting as opposed to performance vesting under the terms of the 2011 reorganization transactions. The error resulted in an understatement of $0.7 million and $1.4 million and an overstatement of $1.9 million non-cash component of compensation and related benefits for the periods ended December 31, 2011, March 31, 2012 and June 30, 2012, respectively. Approximately 1.5 million of such units were reclassified from performance-based to service-based awards. After evaluating the quantitative and qualitative aspects of the adjustment, the Company concluded that its prior period financial statements were not materially misstated.
Principles of Consolidation
Manning & Napier holds approximately 13.8% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its combined consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”), Manning & Napier Capital Company, LLC (“MNCC”) and the other members of Manning & Napier Group.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in operating accounts at major financial institutions and also in money market mutual funds, in which the Company is exposed to market and credit risk.
Investment Securities
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains on investments in the combined consolidated statements of operations. Realized gains and losses on sales of trading securities are computed on a specific identification basis. At December 31, 2012 and 2011, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes.
Investment securities classified as available-for-sale consist of U.S. Treasury Notes. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

specific identification basis and are recorded in net gains on investments in the combined consolidated statements of operations.
Accounts Receivable
Accounts receivable includes investment management and custodial fees receivable from clients. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2012, 2011 or 2010.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the applicable life of the asset class. Depreciation is calculated for computer software, office equipment, and furniture and fixtures using useful lives of 3, 5, and 7 years, respectively. Depreciation is calculated for leasehold improvements using a useful life equivalent to the lease term or expected useful life. Upon sale or other disposition of fixed assets, the resulting gain or loss is included in the combined consolidated statements of operations.
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
Revenue Recognition
The majority of the Company’s revenues are based on fees charged to manage customers’ portfolios. Investment management fees are generally computed as a percentage of assets under management ("AUM") and recognized as earned. Fees for providing investment advisory services are computed and billed in accordance with the provisions of the applicable investment management agreements. For the Company’s separately managed accounts, clients either pay investment management fees in advance, typically for a semi-annual or quarterly period, or in arrears, typically for a monthly or quarterly period. When investment management fees are paid in advance, the Company defers the revenue and recognizes it over the applicable period. When investment management fees are paid in arrears, the Company estimates revenues based on AUM market values as of the most recent month end date, and adjusts to actual when billed. Revenue is also earned for providing custodial services, sub-advisor services to mutual funds and collective investment trusts and other services. For mutual funds and collective investment trust vehicles, the Company’s fees are calculated and earned daily based on AUM.
All other revenue earned is recognized on a GAAP accounting basis as earned per the terms of the specific contract.
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
Income Taxes
The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
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

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying combined consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010.
Loss Contingencies
The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s combined consolidated financial statements. No loss accruals were recorded as of December 31, 2012, 2011 and 2010.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued an amendment to this standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The adoption of these amendments on January 1, 2012 did not have a material impact on the Company's combined consolidated financial statements and related disclosures.
In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. The amendments in this update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of these amendments on January 1, 2012 did not have a material impact on the Company's combined consolidated financial statements and related disclosures.
Note 3—Noncontrolling Interests
Manning & Napier holds approximately 13.8% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its balance sheet with respect to the remaining approximately 86.2% economic interest in Manning & Napier Group held by M&N Group Holdings, MNCC and the other members of Manning & Napier Group. Net income (loss) attributable to noncontrolling interest on the combined consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling members. Subsequent to the initial public offering, the Company has consolidated the results of Manning & Napier Group; therefore, all income for the period prior to the IPO is entirely attributable to noncontrolling interest.

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

A reconciliation from “Income (loss) before provision for income taxes” to “Net income (loss) attributable to Manning & Napier, Inc.” is detailed as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Income (loss) before provision for income taxes	$84,579	$(104,434)
Less: income before provision for income taxes prior to the initial public offering (a)	—	92,366
Less: loss before provision for income taxes of Manning & Napier, Inc. (b)	(1,773)	(298)
Income (loss) before provision for income taxes, as adjusted	86,352	(196,502)
Controlling interest percentage (c)	13.8%	13.1%
Net income (loss) attributable to controlling interest	11,929	(25,836)
Plus: loss before provision for income taxes of Manning & Napier, Inc. (b)	(1,773)	(298)
Income (loss) before income taxes attributable to Manning & Napier, Inc.	10,156	(26,134)
Less: provision (benefit) for income taxes of Manning & Napier, Inc. (d)	7,687	(1,033)
Net income (loss) attributable to Manning & Napier, Inc.	$2,469	$(27,167)
__________________________

a)	All income for the period prior to the initial public offering is entirely attributable to the noncontrolling interest which existed prior to the IPO.

b)	Manning & Napier, Inc. incurs certain expenses that are only attributable to it and are therefore excluded from the net income (loss) attributable to noncontrolling interests.

c)
Income (loss) before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. For the 2011 period, the amount of loss attributable to Manning & Napier, Inc. from the date of the initial public offering through December 31, 2011 represents the Company’s weighted ownership of Manning & Napier Group during that period. This weighted ownership reflects the December 16, 2011 overallotment option purchase of additional shares by the underwriters in the initial public offering.

d)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $8.2 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, the Company made approximately $108.1 million in distributions to noncontrolling members. None of these distributions were payments pursuant to the tax receivable agreement.
Pursuant to the exchange agreement (Note 11) and following the 2011 consummation of the initial public offering, Class A units of Manning & Napier Group were acquired from their holders in exchange for cash or shares of the Company’s Class A common stock. In addition, approximately $105.7 million of the net proceeds of the initial public offering were used to purchase Class A units of Manning & Napier Group held by M&N Group Holdings. Manning & Napier Group has elected Section 754 of the Internal Revenue Code, as amended, to be in effect for taxable years in which purchases or exchanges of the Class A units of Manning & Napier Group will occur. Pursuant to the Section 754 election, each future purchase or exchange of such Class A units is expected to result in the purchaser of such units receiving an increase in the tax basis of tangible and intangible assets of Manning & Napier Group. The basis adjustments will increase, for tax purposes, the tax basis in the Manning & Napier Group’s assets attributable to the Class A units acquired. The higher tax basis will increase depreciation and amortization deductions allocable to the Company from Manning & Napier Group and therefore reduce the amount of income tax that the Company would otherwise be required to pay in the future.
Upon the consummation of the initial public offering, a tax receivable agreement ("TRA") was entered into with M&N Group Holdings, MNCC and the other holders of Class A units of Manning & Napier Group, pursuant to which the Company is required to pay M&N Group Holdings and any other future holders of units of Manning & Napier Group 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes, or is deemed to realize in certain circumstances, as a result of any step-up in tax basis in Manning & Napier Group’s assets resulting from (i) the Company’s purchase of such Class A units from M&N Group Holdings with a portion of the net proceeds of the initial public offering, (ii) the Company’s purchases or exchanges of such Class A units from M&N Group Holdings and MNCC respectively, for cash or, at the Company’s election, shares of its Class A common stock and (iii) payments under the tax receivable agreement, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement.

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

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
At December 31, 2012 and 2011, the Company had recorded a liability of $45.9 million and $46.2 million, respectively, representing the payments due to the selling unit holders under the TRA. Within the next 12 month period, the Company expects to pay approximately $1.9 million of the total amount. The basis for determining the current portion of the payments under the TRA is the expected amount of payments to be made within the next 12 months. The long-term portion of the payments under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the 2011 initial public offering. The payments are made in accordance with the terms of the TRA. The timing of the payments is subject to certain contingencies including Manning & Napier having sufficient taxable income to utilize all of the tax benefits defined in the TRA. Payments pursuant to the TRA totaled $0.3 million for the year ended December 31, 2012, while the Company made no payments for the year ended December 31, 2011.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interest. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income (loss).
Note 4—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2012 and December 31, 2011:

As of December 31, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities	(in thousands)
US treasury note (0.25%, 8/31/2014)	$505	$1	$—	$506
US treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	1	—	608
Trading securities
Equity securities				7,293
Fixed income securities				4,970
Managed mutual funds				211
				12,474
Total investment securities				$13,082

As of December 31, 2011	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities	(in thousands)
US treasury note (0.375%, 9/30/2012)	$504	$2	$—	$506
US treasury note (1.75%, 1/31/2014)	102	2	—	104
	606	4	—	610
Trading securities
Equity securities				2,656
Short-term securities				636
Managed mutual funds				740
				4,032
Total investment securities				$4,642
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. At December 31, 2012 and 2011, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes. For the year ended December 31, 2012, the Company recognized less than $0.1 million of net unrealized losses related to investments classified as trading securities, while less than $0.1 million of net unrealized gains were recognized for the year ended December 31, 2011.
Investment securities classified as available-for-sale consist of U.S. Treasury Notes, which are held by ETC in order to comply with New Hampshire state regulations. As of December 31, 2012 and 2011, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2012, 2011, or 2010. Unrealized losses on available-for-sale securities that had been in a continuous loss position for twelve months or longer were immaterial as of the end of each reporting period.

The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Gross realized investment gains	$718	$384	$5
Gross realized investment losses	(350)	(247)	(4)
Net realized gains	$368	$137	$1
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

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Totals
	(in thousands)
As of December 31, 2012
Equity securities	$7,293	$—	$—	$7,293
Fixed income securities	—	4,970	—	4,970
Managed mutual funds	211	—	—	211
U.S. Treasury Notes	—	608	—	608
	$7,504	$5,578	$—	$13,082
As of December 31, 2011
Equity securities	$2,656	$—	$—	$2,656
Short-term securities	636	—	—	636
Managed mutual funds	740	—	—	740
U.S. Treasury Notes	—	610	—	610
	$4,032	$610	$—	$4,642
There were no Level 3 securities held by the Company as of December 31, 2012 or 2011.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.
Note 6—Property and Equipment
Property and equipment as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Furniture and fixtures	$1,180	$1,607
Office equipment	3,593	3,617
Computer software	1,758	1,356
Leasehold improvements	2,447	1,702
	8,978	8,282
Less: Accumulated depreciation	(4,518)	(4,470)
Property and Equipment, net	$4,460	$3,812
Depreciation expense is included in other operating costs and totaled $1.7 million, $1.1 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company has evaluated its long-lived assets for impairment under the current accounting standards and has concluded that no impairment loss has occurred as of December 31, 2012 and 2011.

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Accrued bonuses and sales commissions	$20,070	$15,706
Accrued payroll and benefits	2,960	2,156
Accrued sub-transfer agent fees	7,455	6,492
Accrued professional service fees	1,080	3,055
Dividends payable	2,173	—
Amounts payable under tax receivable agreement	1,928	321
Other accruals and liabilities	3,206	2,369
	$38,872	$30,099
Note 8—Shares Subject to Redemption
Prior to the 2011 IPO, the Company was party to an agreement that upon the death of the majority shareholder, the Company would have a mandatory obligation to pay the majority shareholder his pro rata share of net revenue for the four quarters immediately preceding the holder’s death. As discussed further below, effective upon the consummation of the IPO, the Company had no obligation under this agreement. Changes in the liability associated with this obligation have been recorded as interest expense on shares subject to mandatory redemption in the combined consolidated statements of operations. The Company recorded no interest expense for the year ended December 31, 2012 and interest expense of $45.8 million and $61.2 million for the years ended December 31, 2011 and 2010, respectively.
On June 29, 2011, the Company entered into an Amended and Restated Shareholders Agreement relative to Manning & Napier Investor Services, Inc. that made the obligation to purchase the shares of the majority shareholder contingent. As a result of the conditionality established by this amendment, the obligation to purchase the shares of the majority shareholder no longer met the criteria to be classified as a liability, and $1.5 million was reclassified to temporary equity in accordance with the requirements of accounting for contracts in an entity’s own equity. The Company did not recognize any gains or losses as a result of the aforementioned reclassification. Subsequent changes to the contingent obligation were recorded to equity.
As part of the overall agreement among the majority shareholder and the legacy owners of the Manning & Napier Companies to consummate the initial public offering, such mandatory and conditional obligations terminated upon the consummation of the IPO and the Company no longer reflects interest expense, or the liability and temporary equity related to such obligation. As a result, the carrying amounts of the instruments were reclassified to permanent equity at the date of the initial public offering.
Note 9—Commitments and Contingencies
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
As an investment adviser to a variety of investment products, the Company is subject to routine reviews and inspections by the SEC and Financial Industry Regulatory Authority, Inc., or FINRA. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its combined consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending or to the Company’s knowledge threatened against it. As of December 31, 2012 and 2011, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Lease Commitments
The Company has several operating leases for office space, and leases its primary office facilities in Fairport, New York under an operating lease expiring December 31, 2022. The Company also rents additional office space in various other locations throughout the United States. Total rental expense for all leases amounted to $3.6 million, $3.1 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Minimum rent payments relating to the office leases for years subsequent to 2012, are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2013	$3,233
2014	3,268
2015	3,253
2016	3,143
2017	2,918
Thereafter	14,549
$30,364
Under the agreement for its primary office facilities, the Company is required to pay a minimum of approximately $2.9 million annually for the use of the facility.
As of December 31, 2012 and 2011, the Company had approximately $0.2 million of total capital lease obligations.
As detailed in Note 3, the Company is committed to obligations pursuant to the TRA. The timing of payments is subject to certain contingencies including Manning & Napier having sufficient taxable income to utilize all of the tax benefits defined in the TRA.
Note 10—Advisory Agreements
The Company derives significant revenue from its role as advisor to the Manning & Napier Fund series of mutual funds (“Fund”) and the Exeter Collective Investment Trust (“CIT”) investment vehicles.
Investments in the Fund amounted to approximately $0.2 million and $0.7 million at December 31, 2012 and 2011, respectively.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $173.4 million, $167.8 million and $120.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, which represents greater than 10% of revenue in each period.
Note 11—Shareholders’ Equity and Capital Structure
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

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

In the event the holder of the Company’s Class B common stock transfers any shares of Class B common stock to any person or entity, such shares will be deemed automatically to convert into the same number of shares of Class A common stock.
Upon the earlier to occur of: (i) the death of William Manning, the holder of the Company’s Class B common stock, (ii) the date that the aggregate direct and indirect ownership of William Manning of Class A units and Class B units of Manning & Napier Group constitutes less than 25% of the total number of Class A units and Class B units of Manning & Napier Group and (iii) the sixth anniversary of the original date of issuance of the Class B common stock, all outstanding shares of the Company’s Class B common stock will be automatically, without any further action on the Company’s part or the holder of the shares of the Company’s Class B common stock, canceled and will revert to the status of authorized but unissued shares of Class B common stock.
The holder of the Company’s Class B common stock does not have any preemptive, subscription or conversion rights.
Voting
Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast by all shares of Class A common stock and Class B common stock, voting together as a single class.
Shares Eligible for Future Sale
Upon the initial public offering, the Company entered into an exchange agreement with M&N Group Holding, MNCC and the other direct holders of all of the units of Manning & Napier Group that are not held by the Company.
Pursuant to the terms of an exchange agreement, subject to certain restrictions, such units may be exchangeable for an aggregate of up to 76,400,000 shares of the Company’s Class A common stock, subject to customary adjustments. In addition, the holders of any subsequent units issued of Manning & Napier Group will also become parties to the exchange agreement and such units, pursuant to the terms of the exchange agreement, will also be exchangeable for shares of the Company’s Class A common stock.
Subject to certain restrictions set forth in the exchange agreement:

•
with respect to the approximately 59.1 million Class A units of Manning & Napier Group held by M&N Group Holdings that are attributable to the interests of William Manning in M&N Group Holdings, commencing on the first anniversary of the initial public offering, M&N Group Holdings may exchange up to 15% of such units per year on behalf of William Manning; and

•	with respect to the approximately 16.0 million Class A units of Manning & Napier Group held by M&N Group Holdings that are attributable to the interests of the other holders of M&N Group Holdings,

•	commencing on the first anniversary of the consummation of the initial public offering, M&N Group Holdings may exchange up to 5% of such Class A units on behalf of such holders; and

•
commencing on the second anniversary of the consummation of the initial public offering, M&N Group Holdings may exchange the remaining Class A units, subject to the vesting requirements and selling restrictions;

•
with respect to the approximately 0.7 million Class A units of Manning & Napier Group held by MNCC attributable to the interests of William Manning in MNCC, commencing on the second anniversary of the initial public offering, MNCC may exchange up to 15% of such units per year on behalf of William Manning; and

•
with respect to the approximately 0.4 million Class A units of Manning & Napier Group held by MNCC attributable to the interests of the other members of MNCC, other than William Manning, commencing on the second anniversary of the consummation of the initial public offering, MNCC may exchange such Class A units, subject to the vesting requirements and selling restrictions, on behalf of such holders;

•
with respect to the approximately 0.2 million Class A units of Manning & Napier Group held by the other direct and indirect members, commencing on the second anniversary of the consummation of the initial public offering, these members may exchange such Class A units, subject to the vesting requirements and selling restrictions.

For any units of Manning & Napier Group exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company’s Class A common stock less a market discount and expected expenses, or, at the Company’s election, (ii) issue shares of the Company’s Class A common stock on a one-for-one basis, subject, in each case, to customary adjustments for stock splits, stock dividends and reclassifications and other similar transactions. As the Company receives units of Manning & Napier Group that are exchanged, the Company’s ownership of Manning & Napier Group will increase. The decision whether to pay cash or issue shares will be made by the independent members of the Company’s board of directors.

Note 12—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards. The following table sets forth the calculation of basic and diluted earnings per share for the year ended December 31, 2012 and for the period from November 18, 2011 through December 31, 2011:

	Year Ended December 31, 2012	November 18, 2011 through December 31, 2011
	(in thousands, except share data)
Net income (loss) attributable to controlling and noncontrolling interests	$76,419	$(197,874)
Less: net income (loss) attributable to noncontrolling interests	73,950	(170,707)
Net income (loss) attributable to Manning & Napier, Inc.	$2,469	$(27,167)
Net income (loss) available to Class A common stock per basic and diluted share	$0.18	$(2.11)
Weighted average basic and diluted shares of Class A common stock outstanding	13,583,873	12,894,136
At December 31, 2012 and 2011, there were outstanding 76,400,000 Class A Units of Manning & Napier Group which, subject to certain restrictions, may be exchangeable for up to 76,400,000 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the periods ended December 31, 2012 and 2011.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock.
Note 13—Equity Based Compensation
2011 Equity Compensation Plan
The 2011 Equity Compensation Plan (the “2011 Plan”) was adopted by the Company’s board of directors and approved by the Company’s stockholders prior to the consummation of the 2011 IPO. A total of 13,142,813 equity interests are available for issuance under the 2011 Plan. The equity interests may be issued in the form of the Company’s Class A common stock, units of Manning & Napier Group, or LTIP units. As of December 31, 2012, no such interests had been awarded under the 2011 Plan.
2011 Reorganization-Related Transactions
Prior to the initial public offering, the Company and certain affiliates had awarded certain employees equity shares in the Company and those affiliates. Equity-based compensation for these shares was determined based on the grant-date fair value less the cash consideration for such shares paid by the employee. Shares granted on January 1, 2011 and 2010 had a weighted average grant-date fair value per share of $117.85 and $27.01, respectively, with the total estimated compensation cost associated with such shares being recognized over the required service term of 3 years.
In connection with the 2011 reorganization transactions, Class B units of M&N Group Holdings were granted to William Manning as part of the overall agreement among William Manning and the other owners of the Manning & Napier Companies to consummate the reorganization. These Class B units were vested immediately upon the consummation of the IPO. As such, a one-time compensation charge of $213.0 million was recognized by the Company, based on the value of these units.
Also upon the consummation of the initial public offering, the Company adopted new vesting terms related to the pre-IPO ownership interests of certain employees of the Company other than William Manning. Such individuals were entitled to 15% of their pre-reorganization ownership interests upon the consummation of the initial public offering, with an additional 5% of such ownership interests vesting annually through 2014, provided such individuals are employees of the Company as of such date (service-based vesting). The remaining ownership interests will be subject to performance-based vesting annually through 2014, to be determined by a vesting committee, and subject to an initial two-year lockup period as well as other selling restrictions (performance-based vesting). Notwithstanding these vesting requirements, in the event William Manning sells any portion of his interests in the Manning & Napier Companies following the consummation of the initial public offering, the other pre-IPO employee-owners will have the right to sell a pro rata amount of such individuals’ indirect ownership interest in Manning & Napier Group, and if any individual does not at such time have fully vested ownership interests sufficient to allow such participation, an amount of their ownership interests will vest to the extent necessary to allow them to participate in the pro rata sale. In connection with the reorganization and the related amendment to the limited liability company agreement of Manning & Napier Group, these pre-IPO ownership interests were reclassified as Class A Units of Manning & Napier Group. As such, fully vested ownership interests may be exchangeable for shares of the Company’s Class A common stock (Note 11).

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

Reorganization-Related Equity Compensation
During 2012, the Company recorded compensation expense for the performance-based awards eligible to vest on December 31, 2012 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards is contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient has met such performance criteria will be made by a vesting committee at the end of the annual service period. In accordance with Accounting Standards Codification Topic 718, Stock Compensation, the grant date for these performance-based awards will occur at the end of the service period. Until the grant date, compensation expense was re-measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period. No expense is being recognized for the performance-based awards eligible to vest on December 31, 2013 and 2014 in connection with the 2011 reorganization transactions, as the performance conditions have not yet been defined.
The following table summarizes performance-based stock unit activity for the year ended December 31, 2012 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2012	40,480	$12.00
Granted	4,237,042	$12.65
Vested	(4,248,608)	$12.64
Forfeited	—	$—
Stock unit awards outstanding at December 31, 2012	28,914	$12.00

The following table summarizes service-based stock unit activity for the year ended December 31, 2012 specific to the 2011 reorganization transactions:

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2012	2,899,917	$12.00
Allocation of units from performance to service-based (Note 2)	1,548,427	$12.00
Granted	65,643	$13.45
Vested	(1,528,124)	$12.00
Forfeited	(60,901)	$12.00
Stock unit awards outstanding at December 31, 2012	2,924,962	$12.00

For service-based and performance-based awards granted during the year ended December 31, 2012, the weighted average fair value of the awards granted was $13.45 and $12.65, respectively, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on the New York Stock Exchange on the date of grant.
For the year ended December 31, 2012, the Company recorded approximately $72.3 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the year ended December 31, 2012, approximately $18.4 million is attributable to the service-based awards. For the same period, the remaining expense of approximately $53.8 million is attributable to performance-based awards. For the year ended December 31, 2012, $53.1 million of the expense attributable to performance-based awards is related to awards that vested on December 31, 2012 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on December 31, 2012.
For the year ended December 31, 2011, the Company recorded approximately $0.9 million of compensation expense related to shares granted prior to the IPO as well as $215.3 million of compensation expense related to the amended vesting terms of ownership interests described above. Of this amount, $213.0 million was a one-time compensation charge related to the fully vested Class B Units of M&N Group Holdings granted to William Manning. For the year ended December 31, 2010, the Company recorded compensation expense related to shares granted of approximately $0.7 million.
The aggregate intrinsic value of service-based and performance-based stock units that vested during the year ended December 31, 2012 was approximately $19.3 million and $53.7 million, respectively. The aggregate intrinsic value of stock

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

units that vested during the year ended December 31, 2011 was approximately $213.9 million. The aggregate intrinsic value of legacy S-Corp share awards that vested during the year ended December 31, 2010 was approximately $0.7 million.
As of December 31, 2012, there was unrecognized compensation expense related to unvested service-based awards of approximately $33.7 million. The Company expects to recognize this expense over a weighted average period of 1.5 years.
As of December 31, 2012, there was unrecognized compensation expense related to unvested performance-based awards of approximately $96.2 million, which the Company expects to recognize over a weighted average period of 1.5 years. Included in this total is an estimate of $95.0 million of unrecognized compensation expense related to the approximately 7.6 million unvested performance-based awards under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on December 31, 2012, and includes performance awards eligible to vest through 2014.
Stock unit awards forfeited during the year ended December 31, 2012 were redistributed amongst the legacy owners, including William Manning. Of the stock units forfeited, 65,643 were granted to William Manning which vested immediately. The remaining units were awarded to the legacy owners and are subject to performance criteria. This award does not result in dilution to the number of outstanding shares of Class A common stock. The aggregate intrinsic value of these stock units that vested during the year ended December 31, 2012 was approximately $0.9 million .
Note 14—Income Taxes
The Company is comprised of entities that have elected to be treated as either an “S-Corporation”, a limited liability company ("LLC"), or a “C-Corporation”. As such, the entities functioning as S-Corporations or LLC’s are not liable for or able to benefit from U.S. federal or most state and local income taxes on their earnings; as such earnings (losses) will be included in the personal income tax returns of each entity’s shareholders or unit holders. The entities functioning as C-Corporations are liable for or able to benefit from U.S. federal or state and local income taxes on their earnings and (losses), respectively.
Components of the provision for income taxes consist of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current
Federal	$4,472	$1,050	$159
State and Local	912	912	549
Current tax expense	5,384	1,962	708
Deferred
Federal	2,603	18	3
State and Local	173	2	1
Deferred tax expense	2,776	20	4
Provision for income tax expense	$8,160	$1,982	$712

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Amount computed using the statutory rate	$29,603	$(36,552)	$18,834
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	820	852	534
Equity-based compensation	3,494	9,909	—
Other, net	74	(28)	2
(Benefit) provision from the flow-through entities	(25,831)	27,801	(18,658)
Provision for income taxes	$8,160	$1,982	$712
The provision for income taxes includes a (benefit) provision attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This (favorable) unfavorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes.
Deferred Tax Assets and Liabilities

	December 31,
	2012	2011
	(in thousands)
Deferred Tax Assets
Tax receivable agreement	$51,357	$53,925
Bonus and commissions	644	490
Consulting and professional	35	59
Tax loss carryforwards	—	29
Other	46	44
	52,082	54,547
Deferred Tax Liabilities
Depreciation and amortization	142	139
Prepaid items	308	—
	450	139
Total Deferred Tax Assets and Liabilities, net	$51,632	$54,408
The decrease in net deferred tax assets as of December 31, 2012 since December 31, 2011 was primarily attributable to amortization of the tangible and intangible assets of Manning & Napier Group. During the year ended December 31, 2011, the Company recorded the tax basis of the tangible and intangible assets of Manning & Napier Group in accordance with the Company’s election to be made under Section 754 of the Internal Revenue Code. Upon consummation of the initial public offering the Companies entered into an exchange agreement whereby interests of Manning & Napier Group were exchanged for Class A shares. This transaction resulted in an increase in the tax basis of the tangible and intangible assets of Manning & Napier Group, which triggered a liability under the tax receivable agreement that was entered into between the Company and the Manning & Napier Group selling unit holders. The agreement provides for a payment to the Manning & Napier Group Unit holders of 85% of the cash tax savings (if any), resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits. Accordingly, deferred tax assets, amounts payable under the tax receivable agreement and additional paid-in capital increased by $54.4 million, $46.2 million and $8.2 million, respectively, on the Company’s combined consolidated statements of financial condition as of December 31, 2011.
As of December 31, 2012, the Company had no available net operating loss carryforwards for income tax purposes. As of December 31, 2011, the Company had available net operating loss carryforwards for income tax purposes of less than $0.1 million.

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2012 and 2011.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of the Company’s liability for income taxes associated with unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning Balance	$3,144	$—
Additions	—	3,144
Ending Balance	$3,144	$3,144
The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded no interest or penalties in the combined consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations. If the unrecognized tax benefits of $3.1 million were subsequently recognized, it would favorably affect the effective income tax rate in the period recognized.
The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2009 through 2011 remain subject to examination by the respective tax authorities.
Note 15—Related Party Transactions
Aircraft
From time to time, the Company reimburses William Manning for business travel in connection with the use of a private plane owned by William Manning. The Company owns no direct or indirect interest in such private plane, and no such entity has provided any financing to William Manning for such plane. In the event William Manning, or other executives, use such plane in connection with the business of the Company, the Company reimburses William Manning based upon the amount of flight time per trip, which is a fraction of the total cost of the ownership and maintenance of such plane. Reimbursements with respect to each particular use of the plane for the years ended December 31, 2012, 2011 and 2010 have been approximately $0.1 million annually, and in the aggregate have equaled approximately $0.3 million.
Services Arrangement
Pursuant to an arrangement between MNIS and IP.com I, LLC ("IP.com"), an entity that is indirectly majority-owned by William Manning, MNIS provides to IP.com, and IP.com reimburses MNIS for central administrative services, including accounting, group health and other benefits, benefits management, payroll, occupancy of shared space and other office expenses. IP.com paid MNIS less than $0.1 million and approximately $0.2 million and $0.3 million for such services for the years ended December 31, 2012, 2011 and 2010, respectively.
Transactions with noncontrolling members
During 2012, the Company loaned approximately $1.0 million to certain noncontrolling members in order for the entities to make required tax payments. The amount was repaid in full as of March 31, 2012.
For the year ended December 31, 2011, the Company used approximately $105.7 million of the net proceeds from the sale of the Company’s Class A common stock in the initial public offering to purchase Class A units of Manning & Napier Group from M&N Group Holdings, which in turn transferred such net proceeds to its members. William Manning, the Company’s current employees, including certain of the Company’s executive officers, and Richard Goldberg, directly and indirectly, collectively own 100% of the outstanding membership interests of M&N Group Holdings. The purchase price for each Class A unit was equal to the price per share of the Company’s Class A common stock in the initial public offering. M&N Group Holdings transferred such net proceeds to its members.
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.

Note 16—Employee Benefit Plan
The Company previously offered two benefit plans across the combined consolidated companies. The Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) covers employees of MNA, AAC and ETC who meet the plan criteria. The Manning & Napier Information Services/Textwise 401(k) Plan (the "MNIS Plan") covered employees of MNIS and PPI who met the plan criteria. On April 2, 2012, the employees of MNIS and PPI transferred out of the MNIS Plan and into the MNA Plan and as a result, the Company now offers one benefit plan across the combined consolidated companies.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 50% of their regular salary subject to annual limitations determined by the IRS. The Company matches an amount equivalent to 50% of a participant’s contribution, not to exceed 2% of their total compensation. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
With respect to the Profit Sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who participate. These contributions by the Company amounted to $1.3 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Note 17—Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2012 and 2011.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$85,014	$81,529	$85,382	$87,130
Operating income (1)	$36,019	$13,229	$21,689	$13,183
Net income (loss) attributable to the controlling and noncontrolling interests (1)	$34,424	$9,456	$21,064	$11,475
Net income (loss) attributable to Manning & Napier, Inc.	$2,903	$(1,836)	$1,654	$(252)
Net income (loss) available to Class A common stock - basic and diluted	$0.21	$(0.14)	$0.12	$(0.02)
Weighted average shares of Class A common stock - basic and diluted	13,583,873	13,583,873	13,583,873	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.16

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$78,040	$85,805	$85,789	$80,358
Operating income (loss) (1)	$37,226	$36,376	$43,103	$(175,489)
Net income (loss) attributable to the controlling and noncontrolling interests (1)	$23,660	$19,873	$29,703	$(179,653)
Net income (loss) attributable to Manning & Napier, Inc. (2)				$(27,167)
Net income (loss) available to Class A common stock - basic and diluted (2)				$(2.11)
Weighted average shares of Class A common stock - basic and diluted (2)				12,894,136
Cash dividends declared per share of Class A common stock				$—

(1) Operating income and net income (loss) attributable to the controlling and noncontrolling interests for the fourth quarter of 2011 and the first, second, third and fourth quarters of 2012 included $215.3 million, $3.7 million, $24.0 million, $17.3 million and $27.2 million, respectively, of non-cash equity-based compensation charges.

Manning & Napier, Inc.
Notes to Combined Consolidated Financial Statements (Continued)

(2) The Company consummated its initial public offering on November 18, 2011. Since that date, the Company has consolidated the results of Manning & Napier Group due to the Company's role as its managing member. Therefore, all income for the period prior to November 18, 2011 is entirely attributable to the noncontrolling interest which existed prior to the initial public offering. As a result, in the computation of GAAP earnings per share, only the net income attributable to the Company's controlling interest from the period subsequent to the initial public offering is considered.
Note 18—Subsequent Events
Line of Credit
On February 13, 2013, the Company and Manning & Napier Group executed a Daily Adjusting LIBOR Revolving Line Note (the "Note") with M&T Bank. The Note has an original principal amount of $10.0 million and bears an interest rate of 1.50 percentage points above the greater of (a) one-month LIBOR, adjusting daily, or (b) one-day (i.e. overnight) LIBOR. The Note is unsecured and is payable on demand. If the Company fails to make payment when due under the Note, the default rate on the outstanding balance shall be 5 percentage points per year above the otherwise applicable rate per year. The Company has not drawn any loans under the Note.
Distribution and Dividend
On March 8, 2013, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling members of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on May 1, 2013 to shareholders of record as of April 15, 2013.
Exchange of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2013 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings may be tendered for exchange. In connection with the exchange, the Company will pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.