Form 10-Q
period 2013-03-31
Manning & Napier, Inc.
filed 2013-05-09
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-35355
 _____________________________________________________________
MANNING & NAPIER, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________________________

Delaware	45-2609100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

290 Woodcliff Drive Fairport, New York	14450
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(585) 325-6880
_____________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2013
Class A common stock, $0.01 par value per share	13,583,873
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$131,686	$108,324
Accounts receivable	23,818	22,962
Accounts receivable—Manning & Napier Fund, Inc.	14,576	13,767
Investment securities, at fair value	10,558	13,082
Prepaid expenses and other assets	6,452	7,014
Total current assets	187,090	165,149
Property and equipment, net	4,420	4,460
Net deferred tax assets, non-current	48,571	48,571
Total non-current assets	52,991	53,031
Total assets	$240,081	$218,180
Liabilities
Accounts payable	$1,325	$1,231
Accrued expenses and other liabilities	57,417	38,872
Deferred revenue	12,054	10,342
Total current liabilities	70,796	50,445
Amounts payable under tax receivable agreement, non-current	43,989	43,989
Total non-current liabilities	43,989	43,989
Total liabilities	$114,785	$94,434
Commitments and contingencies (Note 8)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 13,583,873 issued and outstanding at March 31, 2013 and December 31, 2012	$136	$136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	201,137	198,117
Retained deficit	(35,221)	(33,392)
Accumulated other comprehensive income	—	—
Total shareholders’ equity	166,052	164,861
Noncontrolling interest	(40,756)	(41,115)
Total shareholders’ equity and noncontrolling interest	125,296	123,746
Total liabilities, shareholders’ equity and noncontrolling interest	$240,081	$218,180
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Investment management services revenue	$90,256	$85,014
Expenses
Compensation and related costs	48,483	27,732
Distribution, servicing and custody expenses	15,915	14,230
Other operating costs	7,779	7,033
Total operating expenses	72,177	48,995
Operating income	18,079	36,019
Non-operating income (loss)
Interest expense	(3)	(4)
Interest and dividend income	63	19
Net capital gains on investments	250	380
Total non-operating income	310	395
Income before provision for income taxes	18,389	36,414
Provision for income taxes	1,997	1,990
Net income attributable to controlling and noncontrolling interests	16,392	34,424
Less: net income attributable to noncontrolling interests	16,048	31,521
Net income attributable to Manning & Napier, Inc.	$344	$2,903

Net income per share available to Class A common stock
Basic	$0.03	$0.21
Diluted	$0.03	$0.21
Weighted average shares of Class A common stock outstanding
Basic	13,583,873	13,583,873
Diluted	13,583,873	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income attributable to controlling and noncontrolling interests	$16,392	$34,424
Net unrealized holding gain on investment securities, net of tax	—	10
Comprehensive income	$16,392	$34,434
Less: Comprehensive income attributable to noncontrolling interest	16,048	31,531
Comprehensive income attributable to Manning & Napier, Inc.	$344	$2,903
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2012	13,583,873	$136	1,000	$—	$198,117	$(33,392)	$—	$(41,115)	$123,746
Net income	—	—	—	—	—	344	—	16,048	16,392
Distributions	—	—	—	—	—	—	—	(26,996)	(26,996)
Equity-based compensation	—	—	—	—	3,020	—	—	18,720	21,740
Dividends declared on Class A common stock	—	—	—	—	—	(2,173)	—	—	(2,173)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 3)	—	—	—	—	—	—	—	(7,413)	(7,413)
Balance—March 31, 2013	13,583,873	$136	1,000	$—	$201,137	$(35,221)	$—	$(40,756)	$125,296
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$16,392	$34,424
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	21,740	3,709
Depreciation	486	397
Change in amounts payable under tax receivable agreement	—	39
Net gain on investment securities	(250)	(380)
Deferred income taxes	393	532
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(856)	(3,189)
Accounts receivable—Manning & Napier Fund, Inc.	(809)	(1,257)
Prepaid expenses and other assets	169	(30)
Accounts payable	94	1,327
Accrued expenses and other liabilities	(8,489)	(4,630)
Deferred revenue	1,712	1,001
Net cash provided by operating activities	30,582	31,943
Cash flows from investing activities:
Purchase of property and equipment	(373)	(1,160)
Sale of investments	4,852	653
Purchase of investments	(2,077)	(3,541)
Net cash provided by (used in) investing activities	2,402	(4,048)
Cash flows from financing activities:
Distributions	—	(27,071)
Dividends paid	(2,173)	—
Payment of capital lease obligations	(36)	(24)
Payment of costs directly associated with issuance of Class A common stock	—	(598)
Purchase of Class A units of Manning & Napier Group, LLC	(7,413)	—
Net cash used in financing activities	(9,622)	(27,693)
Net increase in cash and cash equivalents	23,362	202
Cash and cash equivalents:
Beginning of period	108,324	81,208
End of period	$131,686	$81,410
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. ("Manning & Napier, the "Company") provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trust funds, as well as a variety of consultative services that complement our investment process. Founded in 1970, we offer equity and fixed income portfolios as well as a range of blended asset portfolios, such as life cycle funds, that use a mix of stocks and bonds. Headquartered in Fairport, New York, we serve a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.
The Company was incorporated on June 22, 2011 for the purpose of facilitating an initial public offering ("IPO") of 13,583,873 shares of its Class A common stock and to become the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. Prior to the series of transactions to reorganize the capital structure in advance of the IPO, the Company was a group of privately-held, affiliated companies, which we refer to as the “Manning & Napier Companies”. The diagram below depicts the Company's organization structure as of March 31, 2013.

(1)
Manning & Napier, Inc. is the managing member of Manning & Napier Group. The operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Advisory Advantage Company, LLC, Exeter Advisors I, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

(2)
Prior to the IPO, Manning & Napier Group granted Class B units to each of Patrick Cunningham and James Mikolaichik. These units represent approximately 0.1% of the outstanding voting and economic rights of Manning & Napier Group.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and include all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from these estimates or assumptions.
In the quarter ended March 31, 2013, the Company changed the presentation of certain items within its consolidated statements of operations. The Company incurs 12b-1 distribution and servicing fees ("12b-1 fees") that are due to third party distributors of the Manning & Napier Fund, Inc. series of mutual funds (the "Fund") based on the assets under management of designated share classes of the Fund. The Company incurs sub-custodian fees due to a third party that provides custodial services for those assets where Exeter Trust Company is the named custodian. The Company changed its presentation of 12b-1 fees and sub-custodian fees from "Other operating costs" to "Sub-transfer agent and shareholder service costs" to more appropriately reflect the nature of these costs as distribution and asset-based. The line was renamed "Distribution, servicing and custody expenses" to reflect the broader nature of the underlying expenses.
Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. This reclassification had no impact on previously reported total operating expenses, net income or financial position and do not represent a restatement of any previously published financial results. The impact is illustrated below:

Three months ended March 31, 2012
(in thousands)
Sub-transfer agent and shareholder service costs, as previously reported	$12,674
Reclassification	1,556
Distribution, servicing and custody expenses, as reclassified	$14,230

Other operating costs, as previously reported	$8,589
Reclassification	(1,556)
Other operating costs, as reclassified	$7,033

Principles of Consolidation
Manning & Napier holds approximately 13.9% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”), Manning & Napier Capital Company, LLC (“MNCC”) and the other members of Manning & Napier Group.
All material intercompany transactions have have been eliminated in consolidation.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Operating Segments
The Company operates in one segment, the investment management industry. The Company primarily provides investment management services to separately managed accounts, mutual funds and collective investment trust funds. Management assesses the financial performance of these vehicles on a combined basis.
Advisory Agreements
The Company derives significant revenue from its role as advisor to the Fund and the Exeter Trust Company Collective Investment Trust (“CIT”) investment vehicles.
Investments in the Fund amounted to approximately $0.2 million as of March 31, 2013 and December 31, 2012.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $46.6 million and $43.0 million for the three months ended March 31, 2013 and 2012, respectively, which represent greater than 10% of revenue in each period.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of Accumulated Other Comprehensive Income. The adoption of this amendment on January 1, 2013 did not have a material impact on the consolidated financial statements and related disclosures.
Note 3—Noncontrolling Interests
Manning & Napier holds an approximately 13.9% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 86.1% economic interest in Manning & Napier Group held by M&N Group Holdings, MNCC and the other members of Manning & Napier Group. Net income attributable to noncontrolling interest on the statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling members. A reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.” is detailed as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)
Income before provision for income taxes	$18,389	$36,414
Less: loss before provision for income taxes of Manning & Napier, Inc. (a)	(308)	(367)
Income before provision for income taxes, as adjusted	18,697	36,781
Controlling interest percentage (b)	13.9%	13.8%
Net income attributable to controlling interest	2,597	5,081
Plus: loss before provision for income taxes of Manning & Napier, Inc. (a)	(308)	(367)
Income before income taxes attributable to Manning & Napier, Inc.	2,289	4,714
Less: provision for income taxes of Manning & Napier, Inc. (c)	1,945	1,811
Net income attributable to Manning & Napier, Inc.	$344	$2,903
________________________

a)	Manning & Napier, Inc. incurs certain expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)	Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $2.0 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

On March 29, 2013, M&N Group Holdings exchanged 498,497 Class A units of Manning & Napier Group for approximately $7.4 million in cash. Subsequent to the exchange, the Class A units were retired. As a result, M&N Group Holdings, MNCC and the other direct holders may exchange 75,901,503 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the IPO. As a result of the purchase and subsequent retirement of Class A units of Manning & Napier Group, the Company's economic ownership interest in Manning & Napier Group increased to 13.9%.
During the three months ended March 31, 2013 and 2012, the Company declared approximately$27.0 million and $27.1 million in distributions to noncontrolling members, respectively. None of these distributions were payments pursuant to the tax receivable agreement (“TRA”).
At March 31, 2013 and December 31, 2012, the Company had recorded a liability of $45.9 million, representing the payments due to the selling unit holders under the TRA. The Company made no payments pursuant to the TRA during either of the three months ended March 31, 2013 and 2012. During the next twelve months, the Company expects to pay approximately $1.9 million of the total amount recorded at March 31, 2013. The basis for determining the current portion of the payments under the TRA is the expected amount of payments to be made within the next 12 months. The long-term portion of the payments under the TRA is the remainder. The Company recorded an adjustment of less than $0.1 million to the liability during the three months ended March 31, 2012 to account for changes in enacted tax rates in various states.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interest. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 4—Investment Securities
The following table represents the Company’s investment securities holdings as of March 31, 2013 and December 31, 2012:

March 31, 2013	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$1	$—	$506
U.S. Treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	1	—	608
Trading Securities
Equity securities				5,458
Fixed income securities				4,271
Managed mutual funds				221
				9,950
Total investment securities				$10,558

December 31, 2012	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$1	$—	$506
U.S. Treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	1	—	608
Trading Securities
Equity securities				7,293
Fixed income securities				4,970
Managed mutual funds				211
				12,474
Total investment securities				$13,082

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At March 31, 2013 and December 31, 2012, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes. The Company recognized approximately $0.4 million of net unrealized gains related to investments classified as trading during each of the three month periods ended March 31, 2013 and 2012.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, which are held by Exeter Trust Company for compliance with certain state regulations. As of March 31, 2013 and December 31, 2012, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three month periods ended March 31, 2013 and 2012.
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
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of March 31, 2013 and December 31, 2012:

March 31, 2013	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,458	$—	$—	$5,458
Fixed income securities	—	4,271	—	4,271
Managed mutual funds	221	—	—	221
U.S. Treasury notes	—	608	—	608
	$5,679	$4,879	$—	$10,558

December 31, 2012	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$7,293	$—	$—	$7,293
Fixed income securities	—	4,970	—	4,970
Managed mutual funds	211	—	—	211
U.S. Treasury notes	—	608	—	608
	$7,504	$5,578	$—	$13,082

Valuations of investments in fixed income securities and U.S. Treasury notes can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.
There were no Level 3 securities held by the Company at March 31, 2013 or December 31, 2012.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2013.
Note 6—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Accrued bonus and sales commissions	$13,703	$20,070
Accrued payroll and benefits	1,265	2,960
Accrued sub-transfer agent fees	7,688	7,455
Dividends payable	2,173	2,173
Accrued distributions	26,996	—
Amounts payable under tax receivable agreement	1,928	1,928
Other accruals and liabilities	3,664	4,286
	$57,417	$38,872
Note 7—Line of Credit
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

Note 8—Commitments and Contingencies
Regulation
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
As an investment adviser to a variety of investment products, the Company is subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending or to the Company’s knowledge threatened against it. As of March 31, 2013 and December 31, 2012, the Company has not accrued for any such claims, legal proceedings, or other contingencies.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 9—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards. The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$16,392	$34,424
Less: net income attributable to noncontrolling interests	16,048	31,521
Net income attributable to Manning & Napier, Inc.	$344	$2,903
Net income available to Class A common stock per basic and diluted share	$0.03	$0.21
Weighted average basic and diluted shares of Class A common stock outstanding	13,583,873	13,583,873
At March 31, 2013 there were 75,901,503 Class A Units of Manning & Napier Group which, subject to certain restrictions, may be exchangeable for up to 75,901,503 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2013.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.

Note 10—Equity Based Compensation
2011 Equity Compensation Plan
As of March 31, 2013, no interests had been awarded under the 2011 Equity Compensation Plan (the “2011 Plan”). A total of 13,142,813 equity interests are available under the 2011 Plan.
Reorganization-Related Equity Based Compensation
During the three months ended March 31, 2013, the Company commenced recognition of compensation expense for the approximately 3.8 million performance-based awards eligible to vest on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards is contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient has met such performance criteria will be made by a vesting committee at the end of the annual service period. In accordance with Accounting Standards Codification Topic 718, Stock Compensation, the grant date for these performance-based awards will occur at the end of the service period. Until the grant date, compensation expense will be re-measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period. No expense is being recognized for the performance-based awards eligible to vest on December 31, 2014 in connection with the 2011 reorganization transactions, as the performance conditions have not yet been defined.
The following table summarizes performance-based stock unit activity for the three months ended March 31, 2013 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Fair Value
Stock unit awards outstanding at January 1, 2013	28,914	$12.00
Granted	—	—
Vested	—	—
Forfeited	—	—
Stock unit awards outstanding at March 31, 2013	28,914	$12.00

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes service-based stock unit activity for the three months ended March 31, 2013 specific to the 2011 reorganization transactions:

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2013	2,924,962	$12.00
Granted	102,390	$16.54
Vested	(102,390)	$16.54
Forfeited	(8,849)	$12.00
Stock unit awards outstanding at March 31, 2013	2,916,113	$12.00
For service-based awards granted during the three months ended March 31, 2013, the weighted average fair value of the awards granted was $16.54, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on the New York Stock Exchange on the date of grant. For performance-based awards with a service inception date during the three months ended March 31, 2013, the weighted average value of the awards at the end of the reporting period was $16.54, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on March 28, 2013.
For the three months ended March 31, 2013, the Company recorded approximately $21.7 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three months ended March 31, 2013, approximately $6.2 million is attributable to the service-based awards. For the same period, the remaining expense of approximately $15.6 million is attributable to performance-based awards. For the three months ended March 31, 2013, $15.5 million of the expense attributable to performance-based awards is related to awards eligible to vest on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on March 28, 2013.
For the three months ended March 31, 2012, the Company recognized a total of approximately $3.7 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions, $0.1 million of which was related to performance-based awards, and $3.6 million to the service-based awards.
As of March 31, 2013, there was unrecognized compensation expense related to unvested service-based awards of approximately $29.1 million. The Company expects to recognize this expense over a weighted average period of 1.2 years .
As of March 31, 2013, there was unrecognized compensation expense related to unvested performance-based awards of approximately $110.2 million, which the Company expects to recognize over a weighted average period of 1.3 years. Included in this total is an estimate of $108.8 million of unrecognized compensation expense related to the approximately 7.6 million unvested performance-based awards under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on March 28, 2013, and includes performance awards eligible to vest through 2014.
Stock unit awards forfeited during the three months ended March 31, 2013 and during the fourth quarter of 2012 were redistributed amongst the legacy owners, including William Manning, during the three months ended March 31, 2013. Of the stock units forfeited, 102,390 were granted to William Manning which vested immediately. The remaining units were awarded to the legacy owners and are subject to performance criteria. This award does not result in dilution to the number of outstanding shares of our Class A common stock. The aggregate intrinsic value of stock units that vested during the three months ended March 31, 2013 was approximately $1.7 million.
Note 11—Income Taxes
The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC") or a “C" corporation. As such, the entities functioning as LLC’s are not liable for or able to benefit from U.S. federal and most state income taxes on their earnings, and earnings will be included in the personal income tax returns of each entity’s unit holders. The entities functioning as "C" corporations are liable for or able to benefit from U.S. federal and state and local income taxes on their earnings and losses, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s income tax provision and effective tax rate were as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)
Earnings from continuing operations before income taxes	$18,389	$36,414
Effective Tax Rate	10.9%	5.5%
Provision for income taxes	1,997	1,990
Provision for income taxes @ 35%	6,436	12,745
Difference between tax at effective vs. statutory rate	$(4,439)	$(10,755)
For the three months ended March 31, 2013 and 2012, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 12—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
Note 13—Subsequent Events
Distributions and dividends
On April 10, 2013, the Company distributed approximately $27.0 million to noncontrolling members. The distribution was included in accrued expenses and other liabilities as of March 31, 2013.
On May 6, 2013, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling members of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on August 1, 2013 to shareholders of record as of July 15, 2013.
2011 Equity Compensation Plan
On April 30, 2013, the Company authorized the issuance of 480,070 awards under the 2011 Plan. 40,480 of these awards relate to the conversion into Class A common stock of previously issued and outstanding profit participation units in Manning & Napier Group that were granted prior to the initial public offering. The remaining 439,590 awards represent newly issued awards, consisting of 9,893 shares of Class A common stock granted to our independent directors and Chief Executive Officer, and 429,697 of restricted stock units granted to management and employees of the Company. The Class A common stock awards will vest immediately and the restricted stock units will generally vest on the third anniversary of the grant date.

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
Our Products
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts and mutual funds and collective investment trusts—including those offered by the Manning & Napier Fund, Inc. (the "Fund") and Exeter Trust Company.

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

Our assets under management (“AUM”) was $48.1 billion as of March 31, 2013, as illustrated in the table below.

	March 31, 2013
AUM – by investment vehicle and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$12,114.0	$12,916.5	$1,200.7	$26,231.2
Mutual funds and collective investment trusts	9,794.6	12,017.1	37.5	21,849.2
Total	$21,908.6	$24,933.6	$1,238.2	$48,080.4

The composition of our separately managed accounts as of March 31, 2013, by channel and portfolio, is set forth in the table below.

	March 31, 2013
Separate account AUM - by channel and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,612.4	$9,919.7	$972.9	$19,505.0
Intermediary Channel	3,501.6	932.7	227.8	4,662.1
Platform/Sub-advisor Channel	—	2,064.1	—	2,064.1
Total	$12,114.0	$12,916.5	$1,200.7	$26,231.2
Percentage of separate account AUM
Direct Channel	32%	38%	4%	74%
Intermediary Channel	13%	4%	1%	18%
Platform/Sub-advisor Channel	—	8%	—	8%
Total	45%	50%	5%	100%
Percentage of portfolio by channel
Direct Channel	71%	77%	81%	74%
Intermediary Channel	29%	7%	19%	18%
Platform/Sub-advisor Channel	—	16%	—	8%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	44%	51%	5%	100%
Intermediary Channel	75%	20%	5%	100%
Platform/Sub-advisor Channel	—	100%	—	100%
Our separate accounts contributed 36% of our total gross client inflows for the three months ended March 31, 2013 and represented 55% of our total AUM as of March 31, 2013.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 74% of the total gross client inflows for our separate account business for the three months ended March 31, 2013 and represented 74% of our total separate account AUM as of March 31, 2013. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.
During the three months ended March 31, 2013, equity and blended asset portfolios represented 51% and 44% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 5%. As of March 31, 2013, equity and blended asset portfolios represented 51% and 44%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 5%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. However, relationships with larger institutions have resulted in strong growth in equity portfolios as a percentage of total AUM, which will likely continue given the breadth of our offerings, including domestic, international and global equity portfolios.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the three months ended March 31, 2013, 17% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 9% came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 26% of our total separate account AUM as of March 31, 2013.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the three months ended March 31, 2013, blended asset and equity portfolios represented 77% and 22%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 1%. As of March 31, 2013, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 20% allocated to equity and 5% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the three months ended March 31, 2013, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios, and we expect this will continue going forward. As of March 31, 2013, equity portfolios represented 100% of total Platform/Sub-Advisory Channel separate account AUM.
Our annualized separate account retention rate across all channels was approximately 97% during the three months ended March 31, 2013, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
During the three months ended March 31, 2013, market appreciation for our separate account AUM was 7.0%, including 6.2% in our blended assets and 8.4% in equity portfolios.
The composition of our mutual fund and collective investment trust AUM as of March 31, 2013, by portfolio, is set forth in the table below.

	March 31, 2013
Mutual fund and collective investment trust AUM - by portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$9,794.6	$12,017.1	$37.5	$21,849.2
Our mutual funds and collective investment trusts contributed 64% of our total gross client inflows for the three months ended March 31, 2013 and represented 45% of our total AUM as of March 31, 2013. As of March 31, 2013, our mutual fund and collective investment trust AUM consisted of 45% from blended asset portfolios and 55% from equity portfolios. During the three months ended March 31, 2013, 49% and 51% of the gross client inflows were attributable to blended assets and equity portfolios, respectively. For the three months ended March 31, 2013, market appreciation for our mutual fund and collective investment trust AUM was 5.7%, including 5.9% in our blended assets and 5.6% in our equity portfolios.
Our mutual fund and collective investment trust business is driven by financial intermediaries and to a lesser extent, our direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers, retirement plan advisors and approval of our funds within mutual fund platforms. Through our Intermediary Channel, we are increasingly focused on our blended asset life cycle fund vehicles given our emphasis on advisors that work with retirement plans. We anticipate greater use of our blended asset portfolios by advisors seeking a multi-asset class solution for their retail clients. In addition, our allocation to equity portfolios within the Intermediary Channel may also increase due to interest from national brokerage firm representatives who wish to use our mutual funds as a sleeve within a larger portfolio.
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
Our Direct Sales Representatives distribute our equity portfolios, in particular our non-U.S. portfolios, to large institutional clients for which we have direct relationships with the client, and often the client’s consultant. Through the Direct Channel, we also form relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. We expect this channel to be focused on distributing blended asset and equity portfolio funds, particularly as the breadth of our mutual fund and collective investment trust offerings expands.
Results of Operations
Below is a discussion of our consolidated results of operations for the three months ended March 31, 2013 and 2012.

Key Components of Results of Operations
Overview. Changes to our operating results over time are largely driven by net client asset flows and changes to the market value of our AUM.
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

Assets Under Management. The following tables reflect the indicated components of our AUM for our investment vehicles for the three months ended March 31, 2013 and 2012.

AUM – by investment vehicle:	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%
Gross client inflows	980.1	1,747.7	2,727.8
Gross client outflows	(1,154.9)	(1,592.7)	(2,747.6)
Market appreciation	1,722.4	1,168.9	2,891.3
As of March 31, 2013	$26,231.2	$21,849.2	$48,080.4	55%	45%	100%
Average AUM for period	$25,770.8	$21,417.4	$47,188.2
As of December 31, 2011	$22,658.1	$17,542.0	$40,200.1	56%	44%	100%
Gross client inflows	879.2	1,853.1	2,732.3
Gross client outflows	(939.3)	(1,472.2)	(2,411.5)
Market appreciation	2,229.7	1,981.4	4,211.1
As of March 31, 2012	$24,827.7	$19,904.3	$44,732.0	56%	44%	100%
Average AUM for period	$23,972.9	$19,103.7	$43,076.6

Assets Under Management. The following tables reflect the indicated components of our AUM for our portfolios for the three months ended March 31, 2013 and 2012.

AUM – by portfolio:	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%
Gross client inflows	1,299.9	1,385.9	42.0	2,727.8
Gross client outflows	(1,097.4)	(1,580.6)	(69.6)	(2,747.6)
Market appreciation	1,235.4	1,655.8	0.1	2,891.3
As of March 31, 2013	$21,908.6	$24,933.6	$1,238.2	$48,080.4	45%	52%	3%	100%
Average AUM for period	$21,371.6	$24,579.8	$1,236.8	$47,188.2
As of December 31, 2011	$18,122.5	$20,812.0	$1,265.6	$40,200.1	45%	52%	3%	100%
Gross client inflows	1,031.3	1,613.6	87.4	2,732.3
Gross client outflows	(820.2)	(1,494.5)	(96.8)	(2,411.5)
Market appreciation/(depreciation)	1,324.5	2,887.9	(1.3)	4,211.1
As of March 31, 2012	$19,658.1	$23,819.0	$1,254.9	$44,732.0	44%	53%	3%	100%
Average AUM for period	$19,134.9	$22,683.2	$1,258.5	$43,076.6
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
Manning & Napier Advisors, LLC ("MNA"), our subsidiary, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $21.8 billion, or 45%, of our AUM as of March 31, 2013, and investment management fees from these mutual funds and collective investment trusts were $46.6 million for the three months ended March 31, 2013. MNA also serves as the investment advisor to all of our separately managed accounts, managing $26.2 billion, or 55%, of our AUM as of March 31, 2013, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
Operating Expenses. Our largest operating expenses are employee compensation and distribution, servicing and custody expenses, discussed further below, with a significant portion of these expenses varying in a direct relationship to our AUM and revenues. We review our operating expenses in relation to the investment market environment and changes in our revenues. However, we are generally willing to make expenditures as necessary even in the face of declining rates of growth in revenues in order to support our investment products, our client service levels, strategic initiatives and our long-term value.

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

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various platforms that distribute our mutual fund and collective investment trust products as well as costs for custodial services and 12b-1 distribution and servicing fees. These expenses increase as the AUM in our mutual fund and collective investment trust products increase.

•
Other operating expenses. Other operating expenses include fund fee waiver and/or expense reimbursement, professional fees, including accounting and legal fees, occupancy and facility costs, as well as other costs related to travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.

Non-Operating Income (Loss). Non-operating income (loss) includes interest expense, interest and dividend income, and gains (losses) related to investment securities sales and changes in values of those investment securities designated as trading.
Provision for Income Taxes. The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC"), or a "C" corporation. As such, the entities functioning as LLC's are not liable for or able to benefit from U.S. federal or most state and local income taxes on their earnings; as such earnings (losses) will be included in the personal income tax returns of each entity's unit holders. The entities functioning as "C" corporations are liable for or able to benefit from U.S. federal and state and local income taxes on their earnings and losses, respectively.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.
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

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2012	$26,826	$18,371	$12	$45,209
March 31, 2013	$29,302	$18,767	$11	$48,080
As substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM, as discussed under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Part II. Item 1A. Risk Factors.”
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of Accumulated Other Comprehensive Income. The adoption of this amendment on January 1, 2013 did not have a material impact on the consolidated financial statements and related disclosures.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Assets Under Management
The following table reflects changes in our AUM for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Period-to-Period
	2013	2012	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$24,683.6	$22,658.1	$2,025.5	9%
Gross client inflows	980.1	879.2	100.9	11%
Gross client outflows	(1,154.9)	(939.3)	(215.6)	23%
Market appreciation	1,722.4	2,229.7	(507.3)	(23)%
Ending assets under management	$26,231.2	$24,827.7	$1,403.5	6%
Mutual funds and collective investment trusts
Beginning assets under management	$20,525.3	$17,542.0	$2,983.3	17%
Gross client inflows	1,747.7	1,853.1	(105.4)	(6)%
Gross client outflows	(1,592.7)	(1,472.2)	(120.5)	8%
Market appreciation	1,168.9	1,981.4	(812.5)	(41)%
Ending assets under management	$21,849.2	$19,904.3	$1,944.9	10%
Total assets under management
Beginning assets under management	$45,208.9	$40,200.1	$5,008.8	12%
Gross client inflows	2,727.8	2,732.3	(4.5)	—%
Gross client outflows	(2,747.6)	(2,411.5)	(336.1)	14%
Market appreciation	2,891.3	4,211.1	(1,319.8)	(31)%
Ending assets under management	$48,080.4	$44,732.0	$3,348.4	7%
Our total AUM increased by $3.3 billion, or 7%, to $48.1 billion as of March 31, 2013 from $44.7 billion as of March 31, 2012. For the three months ended March 31, 2013, gross client inflows remained generally consistent as compared to the three months ended March 31, 2012, while gross client outflows increased by $0.3 billion for the same period. Additionally, we experienced market appreciation of $2.9 billion for the three months ended March 31, 2013 compared to market appreciation of $4.2 billion for the three months ended March 31, 2012.
The total AUM increase of $2.9 billion, or 6%, from $45.2 billion at December 31, 2012 to $48.1 billion at March 31, 2013 was primarily attributable to market appreciation as our net client flows were generally flat. Our net client flows were comprised of separate accounts net client outflows of $0.2 billion, primarily caused by withdrawals from existing client accounts, offset by $0.2 billion of net client inflows to our mutual funds and collective investment trusts. The annualized separate account retention rate was 97% for the three months ended March 31, 2013.
Market appreciation during the three months ended March 31, 2013 constituted a 6.4% rate of increase in our total AUM. The investment gain was 7.0% in separately managed accounts and 5.7% in mutual funds and collective investment trusts.
The rates of change in AUM during the three months ended March 31, 2013 were most significant in our blended asset and equity portfolios, with increases of 7% and 6%, respectively, while our fixed income portfolio decreased by 2%. The rates of change in AUM were also most significant in our blended asset and equity portfolios from March 31, 2012 to March 31, 2013, as these portfolios experienced increases of 11% and 5%, respectively, over this period, while our fixed income portfolio decreased by 1%.
As of March 31, 2013, the composition of our AUM was 45% in mutual funds and collective investment trusts and 55% in separate accounts, compared to 44% in mutual funds and collective investment trusts and 56% in separate accounts at March 31, 2012. The composition of our AUM across portfolios at March 31, 2013 was 45% in blended assets, 52% in equity, and 3% in fixed income, compared to 44% in blended assets, 53% in equity, and 3% in fixed income at March 31, 2012.

The following table sets forth our results of operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Period-to-Period
Statements of operations data:	2013	2012	$	%
	(in thousands, except share data)

Revenues
Investment management services revenue	$90,256	$85,014	$5,242	6%
Expenses
Compensation and related costs	48,483	27,732	20,751	75%
Distribution, servicing and custody expenses	15,915	14,230	1,685	12%
Other operating costs	7,779	7,033	746	11%
Total operating expenses	72,177	48,995	23,182	47%
Operating income	18,079	36,019	(17,940)	(50)%
Non-operating income (loss)
Non-operating income, net	310	395	(85)	(22)%
Income before provision for income taxes	18,389	36,414	(18,025)	(50)%
Provision for income taxes	1,997	1,990	7	—%
Net income attributable to controlling and noncontrolling interests	16,392	34,424	(18,032)	(52)%
Less: net income attributable to noncontrolling interests	16,048	31,521	(15,473)	(49)%
Net income attributable to Manning & Napier, Inc.	$344	$2,903	$(2,559)	(88)%
Per Share Data
Net income available to Class A common stock per basic and diluted share	$0.03	$0.21
Weighted average basic and diluted shares of Class A common stock outstanding	13,583,873	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic income (1)	$40,129	$40,123	$6	—%
Economic net income (1)	$24,780	$24,776	$4	—%
Economic net income per adjusted share (1)	$0.28	$0.28
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue increased by $5.2 million, or 6%, to $90.3 million for the three months ended March 31, 2013 from $85.0 million for the three months ended March 31, 2012. This change in revenue is generally consistent with the $4.1 billion, or 10%, increase in our average AUM to $47.2 billion for the three months ended March 31, 2013 from $43.1 billion for the three months ended March 31, 2012.
Our average separately managed account fee decreased to 62 basis points for the three months ended March 31, 2013 from 63 basis points for the three months ended March 31, 2012. For the three months ended March 31, 2013 and 2012, separately managed account standard fees ranged from 15 basis points to 125 basis points.
Our average fee on mutual fund and collective investment trust products decreased to 88 basis points for the three months ended March 31, 2013 from 90 basis points for the three months ended March 31, 2012. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For the three months ended March 31, 2013, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points, and ranged from 45 basis points to 100 basis points for the three months ended March 31, 2012.
Operating Expenses
Our operating expenses increased by $23.2 million, or 47%, to $72.2 million for the three months ended March 31, 2013 from $49.0 million for the three months ended March 31, 2012.
Compensation and related costs increased by $20.8 million, or 75%, to $48.5 million for the three months ended March 31, 2013 from $27.7 million for the three months ended March 31, 2012. This increase was primarily attributable to an increase in non-cash reorganization-related share-based compensation charge of $18.0 million. This increase is due to the Company not recording non-cash reorganization-related share-based compensation charges during the three months ended March 31, 2012 for the performance-based awards eligible to vest under the vesting terms of ownership interests in connection with the 2011 reorganization transactions as the performance conditions had not yet been defined as of March 31, 2012. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges, increased to 30% for the three months ended March 31, 2013 from 28% for the three months ended March 31, 2012. This increase in compensation as a percentage of revenue resulted from an increase in incentive compensation costs resulting from the strong absolute and relative investment performance during the three months ended March 31, 2013, coupled with an investment in personnel related to distribution and infrastructure when compared to March 31, 2012.
Distribution, servicing and custody expenses increased by $1.7 million, or 12%, to $15.9 million for the three months ended March 31, 2013 from $14.2 million for the three months ended March 31, 2012. The increase was generally attributable to a 12% increase in mutual funds and collective investment trusts average AUM for the three months ended March 31, 2013 compared to March 31, 2012. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense remained generally consistent at 34% for the three months ended March 31, 2013 compared to 33% for the three months ended March 31, 2012.
Other operating costs increased by $0.7 million, or 11%, to $7.8 million for the three months ended March 31, 2013 from $7.0 million for the three months ended March 31, 2012. The increase was primarily attributable to increases in fee waivers associated with our mutual fund offerings.
Non-Operating Income (Loss)
Non-operating income decreased by $0.1 million, or 22%, to income of $0.3 million for the three months ended March 31, 2013 from income of $0.4 million for the three months ended March 31, 2012. The decrease was primarily due to lower changes in values of those investment securities designated as trading securities for the three months ended March 31, 2013 compared to 2012.
Provision for Income Taxes
The Company’s tax provision was $2.0 million for both the three months ended March 31, 2013 and 2012.

Supplemental Non-GAAP Financial Information
To provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated statements of operations presented on a GAAP basis with non-GAAP financial measures of earnings.
Management uses economic income, economic net income, and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of its business model.
Economic income and economic net income are not presented in accordance with GAAP. Economic income excludes from income before provision for income taxes the reorganization-related share-based compensation, which results in non-cash compensation expense reported over the vesting period. In addition, upon the consummation of our initial public offering, the vesting terms related to the ownership of our employees were modified, including our named executive officers, other than William Manning. Such individuals were entitled to 15% of their pre-IPO ownership interests upon the consummation of our initial public offering, and 15% of their pre-IPO ownership interests over the subsequent three years. The remaining ownership interests are subject to performance-based vesting over such three-year period. Such new vesting terms will not result in dilution to the number of outstanding shares of the Company’s Class A common stock. As a result of such vesting requirements, the Company will recognize non-cash compensation charges through 2014.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to the Company and represents an estimate of income tax expense at an effective rate of 38.25% on economic income for each respective period, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the total number of adjusted Class A common shares outstanding. The number of adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,		Period-to-Period
Other financial and operating data:	2013	2012	$	%
	(in thousands, except share data)
Economic income	$40,129	$40,123	$6	—%
Economic net income	$24,780	$24,776	$4	—%
Economic net income per adjusted share	$0.28	$0.28	$—	—%

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three Months Ended
Reconciliation of non-GAAP financial measures:	March 31, 2013	March 31, 2012
	(in thousands, except share data)

Net income attributable to Manning & Napier, Inc.	$344	$2,903
Plus: net income attributable to noncontrolling interests	16,048	31,521
Net income attributable to controlling and noncontrolling interests	16,392	34,424
Provision for income taxes	1,997	1,990
Income before provision for income taxes	18,389	36,414
Reorganization-related share-based compensation	21,740	3,709
Economic income	40,129	40,123
Adjusted income taxes	15,349	15,347
Economic net income	$24,780	$24,776

Net income available to Class A common stock per basic share	$0.03	$0.21
Plus: net income attributable to noncontrolling interests per basic share	1.17	2.32
Net income attributable to controlling and noncontrolling interests per basic share	1.20	2.53
Provision for income taxes per basic share	0.15	0.15
Income before provision for income taxes per basic share	1.35	2.68
Reorganization-related share-based compensation per basic share	1.60	0.27
Economic income per basic share	2.95	2.95
Adjusted income taxes per basic share	1.13	1.13
Economic net income per basic share	1.82	1.82
Less: Impact of Manning & Napier Group, LLC units converted to publicly traded shares	(1.54)	(1.54)
Economic net income per adjusted share	$0.28	$0.28
Weighted average shares of Class A common stock outstanding	13,583,873	13,583,873
Weighted average exchangeable units of Manning & Napier Group, LLC outstanding	76,383,383	76,400,000
Weighted average adjusted Class A common stock outstanding	89,967,256	89,983,873
Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(unaudited)
	(in thousands)
Cash and cash equivalents	$131,686	$108,324
Accounts receivable	$38,394	$36,729
Amounts payable under tax receivable agreement (1)	$45,917	$45,917
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of March 31, 2013 and December 31, 2012, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2013 and 2012. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, deferred income tax expense and depreciation. Investing activities consist primarily of the purchase and sale of investments, as well as the purchases of property and equipment. Financing activities consist primarily of distributions, dividends paid and purchases of Class A units held by noncontrolling members.

	Three Months Ended March 31,
	2013	2012
	(unaudited) (in thousands)
Net cash provided by operating activities	$30,582	$31,943
Net cash provided by (used in) investing activities	2,402	(4,048)
Net cash used in financing activities	(9,622)	(27,693)
Net change in cash and cash equivalents	$23,362	$202
Three months ended March 31, 2013 Compared to Three months ended March 31, 2012
Operating Activities
Operating activities provided $30.6 million and $31.9 million of net cash for the three months ended March 31, 2013 and 2012, respectively. This overall $1.4 million decrease in net cash provided by operating activities was driven primarily by a decrease of approximately $1.4 million in operating assets and liabilities, primarily accrued expenses and other current liabilities driven by higher incentive compensation costs resulting from the strong absolute and relative investment performance during the fourth quarter of 2012 compared to the fourth quarter of 2011. Net income after adjustment for non-cash items for the three months ended March 31, 2013 remained consistent with the three months ended March 31, 2012.
Investing Activities
Investing activities provided $2.4 million and used $4.0 million of net cash for the three months ended March 31, 2013 and 2012, respectively. This overall $6.5 million increase in net cash provided by investing activities was primarily due to increased sales and decreased purchases of investments for the three months ended March 31, 2013, driven largely by the timing of activity within our investment securities designated as trading for the seeding of new products and a decrease in property and equipment purchases of $0.8 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.
Financing Activities
Financing activities used $9.6 million and $27.7 million of net cash for the three months ended March 31, 2013 and 2012, respectively. This overall $18.1 million decrease in net cash used in financing activities was primarily the result of a decrease in distributions of $27.1 million, offset by the purchase of Class A units of Manning & Napier Group of $7.4 million and an increase in dividends paid on our class A common stock of $2.2 million during the three months ended March 31, 2013. The decrease in distributions is due to timing as the cash distribution for the three months ended March 31, 2013 occurred subsequent to March 31, 2013.
Dividends
On March 20, 2013, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2013 to shareholders of record as of April 15, 2013.
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
Contractual Obligations
There have been no material changes in our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2013.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment advisor for the mutual funds and separate accounts it manages. Substantially all of our revenues are derived from investment management agreements with these funds and accounts. Under these agreements, the investment management fees we receive are based on the value of our AUM and our fee rates. Accordingly, our revenues and net income may decline as a result of our AUM decreasing due to depreciation of our investment portfolios. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenues to decline further.
The value of our AUM was $48.1 billion as of March 31, 2013. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.8 billion, which would cause an annualized increase or decrease in revenues of approximately $37.5 million at our current weighted average fee rate of 0.78%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily equity securities, fixed-income securities and investments in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $10.6 million as of March 31, 2013 of which $10.0 million is classified as trading, and $0.6 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $1.1 million at March 31, 2013. Due to the nature of our business, we believe that we do not face any material risk from inflation.

Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $48.1 billion as of March 31, 2013. As of March 31, 2013, approximately 31% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 31% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by approximately $1.5 billion, which would cause an annualized increase or decrease in revenues of approximately $11.5 million at our current weighted average fee rate of 0.78%.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in our risk factors since those published in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Exhibits

Exhibit No.	Description

10.25	Second Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: May 9, 2013	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)