Form 10-Q
period 2013-06-30
Manning & Napier, Inc.
filed 2013-08-09
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2013
Class A common stock, $0.01 par value per share	13,634,246
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$126,106	$108,324
Accounts receivable	22,790	22,962
Accounts receivable—Manning & Napier Fund, Inc.	14,070	13,767
Investment securities, at fair value	10,949	13,082
Prepaid expenses and other assets	5,089	7,014
Total current assets	179,004	165,149
Property and equipment, net	4,304	4,460
Net deferred tax assets, non-current	48,827	48,571
Total non-current assets	53,131	53,031
Total assets	$232,135	$218,180
Liabilities
Accounts payable	$675	$1,231
Accrued expenses and other liabilities	37,926	38,872
Deferred revenue	11,312	10,342
Total current liabilities	49,913	50,445
Amounts payable under tax receivable agreement, non-current	43,989	43,989
Total non-current liabilities	43,989	43,989
Total liabilities	$93,902	$94,434
Commitments and contingencies (Note 8)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 13,634,246 and 13,583,873 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	$136	$136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	203,704	198,117
Retained deficit	(37,143)	(33,392)
Accumulated other comprehensive income	—	—
Total shareholders’ equity	166,697	164,861
Noncontrolling interest	(28,464)	(41,115)
Total shareholders’ equity and noncontrolling interest	138,233	123,746
Total liabilities, shareholders’ equity and noncontrolling interest	$232,135	$218,180
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Investment management services revenue	$92,973	$81,529	$183,229	$166,543
Expenses
Compensation and related costs	47,321	46,570	95,804	74,302
Distribution, servicing and custody expenses	16,495	14,122	32,410	28,352
Other operating costs	7,750	7,608	15,529	14,641
Total operating expenses	71,566	68,300	143,743	117,295
Operating income	21,407	13,229	39,486	49,248
Non-operating income (loss)
Interest expense	(3)	(8)	(6)	(12)
Interest and dividend income	71	50	134	69
Net capital gains (losses) on investments	(298)	(616)	(48)	(236)
Total non-operating income (loss)	(230)	(574)	80	(179)
Income before provision for income taxes	21,177	12,655	39,566	49,069
Provision for income taxes	2,580	3,199	4,577	5,189
Net income attributable to controlling and noncontrolling interests	18,597	9,456	34,989	43,880
Less: net income attributable to noncontrolling interests	18,337	11,292	34,385	42,813
Net income (loss) attributable to Manning & Napier, Inc.	$260	$(1,836)	$604	$1,067

Net income (loss) per share available to Class A common stock
Basic	$0.02	$(0.14)	$0.04	$0.08
Diluted	$0.02	$(0.14)	$0.04	$0.08
Weighted average shares of Class A common stock outstanding
Basic	13,618,193	13,583,873	13,601,128	13,583,873
Diluted	13,718,182	13,583,873	13,601,128	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.32	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to controlling and noncontrolling interests	$18,597	$9,456	$34,989	$43,880
Net unrealized holding loss on investment securities, net of tax	—	(11)	—	(1)
Comprehensive income	$18,597	$9,445	$34,989	$43,879
Less: Comprehensive income attributable to noncontrolling interest	18,337	11,281	$34,385	$42,812
Comprehensive income (loss) attributable to Manning & Napier, Inc.	$260	$(1,836)	$604	$1,067
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interest
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2012	13,583,873	$136	1,000	$—	$198,117	$(33,392)	$—	$(41,115)	$123,746
Net income	—	—	—	—	—	604	—	34,385	34,989
Distributions	—	—	—	—	—	—	—	(53,986)	(53,986)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	—	—	—
Issuance of stock for restricted stock grants	50,373	—	—	—	256	—	—	—	256
Equity-based compensation	—	—	—	—	6,251	—	—	38,745	44,996
Dividends declared on Class A common stock	—	—	—	—	—	(4,355)	—	—	(4,355)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 3)	—	—	—	—	(920)	—	—	(6,493)	(7,413)
Balance—June 30, 2013	13,634,246	$136	1,000	$—	$203,704	$(37,143)	$—	$(28,464)	$138,233
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$34,989	$43,880
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	44,996	27,746
Depreciation	949	839
Change in amounts payable under tax receivable agreement	—	39
Net loss on investment securities	48	236
Deferred income taxes	1,403	1,701
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	172	(1,708)
Accounts receivable—Manning & Napier Fund, Inc.	(303)	555
Prepaid expenses and other assets	522	324
Accounts payable	(556)	14
Accrued expenses and other liabilities	(1,105)	1,914
Deferred revenue	970	527
Net cash provided by operating activities	82,085	76,067
Cash flows from investing activities:
Purchase of property and equipment	(556)	(1,774)
Sale of investments	5,843	1,792
Purchase of investments	(3,759)	(5,317)
Net cash provided by (used in) investing activities	1,528	(5,299)
Cash flows from financing activities:
Distributions	(53,986)	(54,030)
Dividends paid	(4,347)	(2,173)
Payment of capital lease obligations	(85)	(48)
Payment of costs directly associated with issuance of Class A common stock	—	(598)
Purchase of Class A units of Manning & Napier Group, LLC	(7,413)	—
Net cash used in financing activities	(65,831)	(56,849)
Net increase in cash and cash equivalents	17,782	13,919
Cash and cash equivalents:
Beginning of period	108,324	81,208
End of period	$126,106	$95,127
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
The Company was incorporated on June 22, 2011 for the purpose of facilitating an initial public offering ("IPO") of 13,583,873 shares of its Class A common stock and to become the sole managing member of Manning & Napier Group, LLC and its subsidiaries ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. Prior to the series of transactions to reorganize the capital structure in advance of the IPO, the Company was a group of privately-held, affiliated companies. The diagram below depicts the Company's organization structure as of June 30, 2013.

Public Investors
William Manning
100% Class A common stock
49.8% voting rights
100% economic rights
100% Class B common stock
50.2% voting rights
no economic rights
Manning & Napier, Inc.
Ticker: MN
Manning & Napier Capital Company, LLC
M&N Group Holdings, LLC
1.2% Class A units
1.2% voting and economic rights
14% Class A units
14% voting and economic rights
(managing member)
84.8% Class A units
84.8% voting and economic rights
Manning & Napier Group, LLC (1)

(1)
Manning & Napier is the managing member of Manning & Napier Group. The operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Advisory Advantage Company, LLC, Exeter Advisors I, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

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
Basis of Presentation

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. This reclassification had no impact on previously reported total operating expenses, net income or financial position and do not represent a restatement of any previously published financial results. The impact is illustrated below:

	Three months ended June 30, 2012	Six months ended June 30, 2012
	(in thousands)
Sub-transfer agent and shareholder service costs, as previously reported	$12,471	$25,145
Reclassification	1,651	3,207
Distribution, servicing and custody expenses, as reclassified	$14,122	$28,352

Other operating costs, as previously reported	$9,259	$17,848
Reclassification	(1,651)	(3,207)
Other operating costs, as reclassified	$7,608	$14,641
Principles of Consolidation
Manning & Napier holds an approximately 14% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
All material intercompany transactions have have been eliminated in consolidation.
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
The Company's investments in the Fund amounted to approximately $0.2 million as of June 30, 2013 and December 31, 2012.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $48.2 million and $94.7 million for the three and six months ended June 30, 2013, respectively. Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $42.0 million and $84.9 million for the three and six months ended June 30, 2012, respectively. These amounts represent greater than 10% of revenue in each period.
Recent Accounting Pronouncements

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Note 3—Noncontrolling Interests
Manning & Napier holds an approximately 14% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 86% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interest on the statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling members. A reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.” is detailed as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Income before provision for income taxes	$21,177	$12,655	$39,566	$49,069
Less: loss before provision for income taxes of Manning & Napier, Inc. (a)	(255)	(397)	(564)	(763)
Income before provision for income taxes, as adjusted	21,432	13,052	40,130	49,832
Controlling interest percentage (b)	13.9%	13.8%	13.9%	13.8%
Net income attributable to controlling interest	2,977	1,803	5,576	6,884
Plus: loss before provision for income taxes of Manning & Napier, Inc. (a)	(255)	(397)	(564)	(763)
Income before income taxes attributable to Manning & Napier, Inc.	2,722	1,406	5,012	6,121
Less: provision for income taxes of Manning & Napier, Inc. (c)	2,462	3,242	4,408	5,054
Net income (loss) attributable to Manning & Napier, Inc.	$260	$(1,836)	$604	$1,067
________________________

a)	Manning & Napier, Inc. incurs certain expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $2.6 million and $4.6 million for the three and six months ended June 30, 2013, respectively. The consolidated provision for income taxes totaled approximately $3.2 million and $5.2 million for the three and six months ended June 30, 2012, respectively.

On March 29, 2013, M&N Group Holdings exchanged 498,497 Class A units of Manning & Napier Group for approximately $7.4 million in cash, $6.5 million of which was attributable to the noncontrolling interest. Subsequent to the exchange, the Class A units were retired. In addition, as further described in Note 10, on April 30, 2013 40,480 units of Manning & Napier Group were redeemed and re-issued as Class A common stock and 9,893 shares of of Class A common stock were granted resulting in Manning & Napier, Inc. acquiring an additional 50,373 units of Manning & Napier Group. As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to 14%. As of June 30, 2013, M&N Group Holdings and MNCC may exchange 75,861,023 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the IPO.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

During both the six months ended June 30, 2013 and 2012, the Company distributed approximately $54.0 million to noncontrolling members. None of these distributions were payments pursuant to the tax receivable agreement (“TRA”).
At June 30, 2013 and December 31, 2012, the Company had recorded a liability of $45.9 million, representing the estimated payments due to the selling unit holders under the TRA. The Company made no payments pursuant to the TRA during either of the six months ended June 30, 2013 and 2012. During the next twelve months, the Company expects to pay approximately $1.9 million of the total amount recorded at June 30, 2013. The basis for determining the current portion of the payments under the TRA is the expected amount of payments to be made within the next 12 months. The long-term portion of the payments under the TRA is the remainder. The Company recorded an adjustment of less than $0.1 million to the liability during the six months ended June 30, 2012 to account for changes in enacted tax rates in various states.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interest. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 4—Investment Securities
The following table represents the Company’s investment securities holdings as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$1	$—	$506
U.S. Treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	1	—	608
Trading securities
Equity securities				5,413
Fixed income securities				4,710
Managed mutual funds				218
				10,341
Total investment securities				$10,949

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$1	$—	$506
U.S. Treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	1	—	608
Trading securities
Equity securities				7,293
Fixed income securities				4,970
Managed mutual funds				211
				12,474
Total investment securities				$13,082
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At June 30, 2013 and December 31, 2012, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes. The Company recognized approximately $0.4 million and $0.5 million of net unrealized losses related to investments classified

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

as trading during the three months ended June 30, 2013 and 2012, respectively. The Company recognized less than $0.1 million of net unrealized gains and approximately $0.1 million of net unrealized losses related to investments classified as trading during the six months ended June 30, 2013 and 2012, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, which are held by Exeter Trust Company for compliance with certain state regulations. As of June 30, 2013 and December 31, 2012, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the six months ended June 30, 2013 and 2012.
Note 5—Fair Value Measurements
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
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,413	$—	$—	$5,413
Fixed income securities	—	4,710	—	4,710
Managed mutual funds	218	—	—	218
U.S. Treasury notes	—	608	—	608
	$5,631	$5,318	$—	$10,949

	December 31, 2012
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$7,293	$—	$—	$7,293
Fixed income securities	—	4,970	—	4,970
Managed mutual funds	211	—	—	211
U.S. Treasury notes	—	608	—	608
	$7,504	$5,578	$—	$13,082

Valuations of investments in fixed income securities and U.S. Treasury notes can generally be obtained through independent pricing services. For most bond types, the pricing service utilizes matrix pricing, which considers one or more of the following factors: yield or price of bonds of comparable quality, coupon, maturity, current cash flows, type and current day trade information, as well as dealer supplied prices. These valuations are categorized as Level 2 in the hierarchy.
There were no Level 3 securities held by the Company at June 30, 2013 or December 31, 2012.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2013.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Accrued bonus and sales commissions	$20,385	$20,070
Accrued payroll and benefits	2,338	2,960
Accrued sub-transfer agent fees	7,439	7,455
Dividends payable	2,181	2,173
Amounts payable under tax receivable agreement	1,928	1,928
Other accruals and liabilities	3,655	4,286
	$37,926	$38,872
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
Note 8—Commitments and Contingencies
Regulation
The Company may from time to time enter into agreements that contain certain representations and warranties and which provide general indemnifications. The Company may also serve as a guarantor of such obligations of one or more of the Manning & Napier Group entities. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company expects any risk of liability associated with such guarantees to be remote.
As an investment adviser to a variety of investment products, the Company is subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending, or to the Company’s knowledge, threatened against it. As of June 30, 2013 and December 31, 2012, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Note 9—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to all dilutive potential shares outstanding resulting from employee share-based awards.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$18,597	$9,456	$34,989	$43,880
Less: net income attributable to noncontrolling interests	18,337	11,292	34,385	42,813
Net income (loss) attributable to Manning & Napier, Inc.	$260	$(1,836)	$604	$1,067

Weighted average shares of Class A common stock outstanding - basic	13,618,193	13,583,873	13,601,128	13,583,873
Dilutive potential shares from restricted stock units	99,989	—	—	—
Weighted average shares of Class A common stock outstanding - diluted	13,718,182	13,583,873	13,601,128	13,583,873
Net income (loss) available to Class A common stock per share - basic	$0.02	$(0.14)	$0.04	$0.08
Net income (loss) available to Class A common stock per share - diluted	$0.02	$(0.14)	$0.04	$0.08
At June 30, 2013 there were 75,861,023 Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to 75,861,023 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2013.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.
On April 30, 2013 the Company granted awards under the 2011 Equity Compensation Plan (the “2011 Plan”) (Note 10). The following total number of Class A common stock issuable under 2011 Plan based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Restricted stock units	—	—	416,917	—
Note 10—Equity Based Compensation
2011 Equity Compensation Plan
On April 30, 2013, 467,290 interests were awarded under the 2011 Plan. Of these awards, 40,480 related to the redemption of previously issued and outstanding profit participation units in Manning & Napier Group that were granted prior to the initial public offering, which were subsequently re-issued as Class A common stock. The remaining 426,810 awards represent newly issued awards, consisting of 9,893 shares of Class A common stock and 416,917 of restricted stock units. The Class A common stock awards vested immediately and the restricted stock units will generally vest on the third anniversary of the grant date.
The following table summarizes stock award activity for the six months ended June 30, 2013 under the 2011 Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2013	—	$—
Granted	467,290	$15.83
Vested	(50,373)	$17.51
Forfeited	—	—
Stock awards outstanding at June 30, 2013	416,917	$15.63

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The weighted average fair value of 2011 Plan awards granted during the six months ended June 30, 2013 was $15.83, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. For such awards that vest over time, recipients are not entitled to dividends declared on the underlying Class A common shares during the vesting period.
For the three and six months ended June 30, 2013, the Company recorded approximately $0.6 million of compensation expense related to awards under the 2011 Plan. The aggregate intrinsic value of 2011 Plan awards that vested during the six months ended June 30, 2013 was approximately $0.9 million. As of June 30, 2013, there was unrecognized compensation expense related to 2011 Plan awards of approximately $6.1 million, which the Company expects to recognize over a weighted average period of approximately 2.8 years.
Reorganization-Related Equity Based Compensation
During the six months ended June 30, 2013, the Company commenced recognition of compensation expense for the approximately 3.8 million performance-based awards eligible to vest on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards is contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient has met such performance criteria will be made by a vesting committee at the end of the annual service period. In accordance with Accounting Standards Codification Topic 718, Stock Compensation, the grant date for these performance-based awards will occur at the end of the service period. Until the grant date, compensation expense will be re-measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period. No expense is being recognized for the performance-based awards eligible to vest on December 31, 2014 in connection with the 2011 reorganization transactions, as the performance conditions have not yet been defined.
The following table summarizes performance-based stock unit activity for the six months ended June 30, 2013 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2013	28,914	$12.00
Granted	—	—
Vested	(28,914)	12.00
Forfeited	—	—
Stock unit awards outstanding at June 30, 2013	—	$—
The following table summarizes service-based stock unit activity for the six months ended June 30, 2013 specific to the 2011 reorganization transactions:

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2013	2,924,962	$12.00
Granted	102,390	$16.54
Vested	(102,390)	$16.54
Forfeited	(8,853)	$12.00
Stock unit awards outstanding at June 30, 2013	2,916,109	$12.00
For service-based awards granted during the six months ended June 30, 2013, the weighted average fair value of the awards granted was $16.54, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on the New York Stock Exchange on the date of grant.
For the three and six months ended June 30, 2013, the Company recorded approximately $22.7 million and $44.4 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and six months ended June 30, 2013, approximately $4.5 million and $10.6 million respectively, is attributable to the service-based awards. For the same periods, the remaining expense of approximately $18.2 million and $33.8 million, respectively, is attributable to performance-based awards. For the three and six months ended June 30, 2013, $18.0 million and $33.6 million, respectively, of the expense attributable to performance-based awards is related to awards eligible to vest on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on June 28, 2013.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2012, the Company recognized a total of approximately $24.0 million and $27.7 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and six months ended June 30, 2012, approximately $2.7 million and $6.4 million, respectively, was attributable to the service-based awards. For the same periods, the remaining expense of approximately $21.3 million and $21.4 million, respectively, is attributable to performance-based awards. For both the three and six months ended June 30, 2012, $21.2 million of the expense attributable to performance-based awards was related to awards that were eligible to vest on December 31, 2012 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on June 29, 2012.
As of June 30, 2013, there was unrecognized compensation expense related to unvested service-based awards of approximately $24.6 million. The Company expects to recognize this expense over a weighted average period of 1.1 years.
As of June 30, 2013, there was unrecognized compensation expense related to unvested performance-based awards of approximately $102.1 million, which the Company expects to recognize over a weighted average period of 1.2 years. Included in this total is an estimate of $100.7 million of unrecognized compensation expense related to the approximately 7.6 million unvested performance-based awards under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on June 28, 2013, and includes performance awards eligible to vest through 2014.
Stock unit awards forfeited during the six months ended June 30, 2013 and during the fourth quarter of 2012 were redistributed amongst the legacy owners, including William Manning, during the six months ended June 30, 2013. Of the stock units forfeited, 102,390 were granted to William Manning which vested immediately. The remaining units were awarded to the other legacy owners and are subject to performance criteria. This award does not result in dilution to the number of outstanding shares of Class A common stock. The aggregate intrinsic value of stock units that vested during the six months ended June 30, 2013 was approximately $1.7 million.
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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Earnings from continuing operations before income taxes	$21,177	$12,655	$39,566	$49,069
Effective Tax Rate	12.2%	25.3%	11.6%	10.6%
Provision for income taxes	2,580	3,199	4,577	5,189
Provision for income taxes @ 35%	7,412	4,429	13,848	17,174
Difference between tax at effective vs. statutory rate	$(4,832)	$(1,230)	$(9,271)	$(11,985)
For the three and six months ended June 30, 2013 and 2012, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 12—Related Party Transactions
From time to time, the Company may be asked to provide certain services, including investment management, accounting, legal and other administrative functions for the members of Manning & Napier Group. In total, the value of such services for the six months ended June 30, 2013 was immaterial.
Note 13—Subsequent Events
Distributions and dividends
On August 8, 2013, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling members of Manning & Napier Group. The amount of the distribution to the members of Manning &

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Napier Group is approximately $31.3 million. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on November 1, 2013 to shareholders of record as of October 15, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our views with respect to, among other things, our operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "intends," "likely," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section of our Annual Report on Form 10-K which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of our products; client sales and redemption activity; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our assets under management (“AUM”) was $46.3 billion as of June 30, 2013. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	June 30, 2013
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$11,957.0	$11,678.0	$1,156.5	$24,791.5
Mutual funds and collective investment trusts	9,766.4	11,727.4	32.4	21,526.2
Total	$21,723.4	$23,405.4	$1,188.9	$46,317.7

The composition of our separately managed accounts as of June 30, 2013, by channel and portfolio, is set forth in the table below.

	June 30, 2013
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,523.8	$9,012.1	$939.9	$18,475.8
Intermediary Channel	3,433.2	920.7	216.6	4,570.5
Platform/Sub-advisor Channel	—	1,745.2	—	1,745.2
Total	$11,957.0	$11,678.0	$1,156.5	$24,791.5
Percentage of separate account AUM
Direct Channel	34%	37%	4%	75%
Intermediary Channel	14%	3%	1%	18%
Platform/Sub-advisor Channel	—	7%	—	7%
Total	48%	47%	5%	100%
Percentage of portfolio by channel
Direct Channel	71%	77%	81%	75%
Intermediary Channel	29%	8%	19%	18%
Platform/Sub-advisor Channel	—	15%	—	7%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	46%	49%	5%	100%
Intermediary Channel	75%	20%	5%	100%
Platform/Sub-advisor Channel	—	100%	—	100%
Our separate accounts contributed 32% of our total gross client inflows for the six months ended June 30, 2013 and represented 54% of our total AUM as of June 30, 2013.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 71% of the total gross client inflows for our separate account business for the six months ended June 30, 2013 and represented 75% of our total separate account AUM as of June 30, 2013. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.
During the six months ended June 30, 2013, blended asset and equity portfolios represented 50% and 43% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 7%. As of June 30, 2013, blended asset and equity portfolios represented 46% and 49%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 5%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. However, relationships with larger institutions have resulted in strong growth in equity portfolios as a percentage of total AUM, which will likely continue given the breadth of our offerings, including domestic, international and global equity portfolios.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the six months ended June 30, 2013, 19% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 10% came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 25% of our total separate account AUM as of June 30, 2013.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the six months ended June 30, 2013, blended asset and equity portfolios represented 77% and 22%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 1%. As of June 30, 2013, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 20% allocated to equity and 5% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio for their clients.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the six months ended June 30, 2013, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios, and we expect this will continue over the near term. As of June 30, 2013, equity portfolios represented 100% of total Platform/Sub-Advisory Channel separate account AUM.
Our annualized separate account retention rate across all channels was approximately 92% during the six months ended June 30, 2013, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
During the six months ended June 30, 2013, market appreciation for our separate account AUM was 6.5%, including 5.2% in our blended assets and 8.6% in equity portfolios.
The composition of our mutual fund and collective investment trust AUM as of June 30, 2013, by portfolio, is set forth in the table below.

	June 30, 2013
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$9,766.4	$11,727.4	$32.4	$21,526.2
Our mutual funds and collective investment trusts contributed 68% of our total gross client inflows for the six months ended June 30, 2013 and represented 46% of our total AUM as of June 30, 2013. As of June 30, 2013, our mutual fund and collective investment trust AUM consisted of 45% from blended asset portfolios and 55% from equity portfolios. During the six months ended June 30, 2013, 50% and 49% of the gross client inflows were attributable to blended assets and equity portfolios, respectively. For the six months ended June 30, 2013, market appreciation for our mutual fund and collective investment trust AUM was 4.6%, including 4.7% in our blended assets and 4.6% in our equity portfolios.
Our mutual fund and collective investment trust business is driven by financial intermediaries and to a lesser extent, our direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers, retirement plan advisors and approval of our funds within mutual fund platforms. Through our Intermediary Channel, we are increasingly focused on our blended asset life cycle fund vehicles given our emphasis on advisors that work with retirement plans. Our blended asset portfolios are also used by advisors seeking a multi-asset class solution for their retail clients. In addition, our allocation to equity portfolios within the Intermediary Channel is anticipated to increase due to national brokerage firm representatives who wish to use our mutual funds as a sleeve within a larger portfolio.
Through our Platform/Sub-advisor Channel, we have relationships with consultants and advisors at platforms. We derive equity portfolio assets in this channel through the selection of our funds within advisory programs where our mutual funds are used within a multi-strategy portfolio, or through placement on platforms’ approved lists of funds. To facilitate our relationships with intermediaries, we currently have more than 280 dealer relationships. These relationships are important to the expansion of our retail business as well as our 401(k) life cycle and institutional business.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the three and six months ended June 30, 2013 and 2012.

Key Components of Results of Operations
Overview
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

Assets Under Management
The following tables reflect the indicated components of our AUM for our investment vehicles for the three and six months ended June 30, 2013 and 2012.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of March 31, 2013	$26,231.2	$21,849.2	$48,080.4	55%	45%	100%
Gross client inflows	474.8	1,401.5	1,876.3
Gross client outflows	(1,808.1)	(1,505.0)	(3,313.1)
Market appreciation (depreciation)	(106.4)	(219.5)	(325.9)
As of June 30, 2013	$24,791.5	$21,526.2	$46,317.7	54%	46%	100%
Average AUM for period	$25,833.2	$21,991.0	$47,824.2

As of March 31, 2012	$24,827.7	$19,904.3	$44,732.0	56%	44%	100%
Gross client inflows	979.2	1,443.5	2,422.7
Gross client outflows	(1,193.8)	(1,422.4)	(2,616.2)
Market appreciation (depreciation)	(1,062.6)	(1,104.4)	(2,167.0)
As of June 30, 2012	$23,550.5	$18,821.0	$42,371.5	56%	44%	100%
Average AUM for period	$23,969.5	$18,827.0	$42,796.5

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%
Gross client inflows	1,454.9	3,149.2	4,604.1
Gross client outflows	(2,963.0)	(3,097.7)	(6,060.7)
Market appreciation (depreciation)	1,616.0	949.4	2,565.4
As of June 30, 2013	$24,791.5	$21,526.2	$46,317.7	54%	46%	100%
Average AUM for period	$25,740.7	$21,704.2	$47,444.9

As of December 31, 2011	$22,658.1	$17,542.0	$40,200.1	56%	44%	100%
Gross client inflows	1,858.4	3,296.6	5,155.0
Gross client outflows	(2,133.1)	(2,894.6)	(5,027.7)
Market appreciation (depreciation)	1,167.1	877.0	2,044.1
As of June 30, 2012	$23,550.5	$18,821.0	$42,371.5	56%	44%	100%
Average AUM for period	$23,848.8	$18,965.4	$42,814.2

The following tables reflect the indicated components of our AUM for our portfolios for the three and six months ended June 30, 2013 and 2012.

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of March 31, 2013	$21,908.6	$24,933.6	$1,238.2	$48,080.4	45%	52%	3%	100%
Gross client inflows	989.5	840.4	46.4	1,876.3
Gross client outflows	(960.3)	(2,282.0)	(70.8)	(3,313.1)
Market appreciation (depreciation)	(214.4)	(86.6)	(24.9)	(325.9)
As of June 30, 2013	$21,723.4	$23,405.4	$1,188.9	$46,317.7	47%	50%	3%	100%
Average AUM for period	$22,004.7	$24,575.3	$1,244.2	$47,824.2

As of March 31, 2012	$19,658.1	$23,819.0	$1,254.9	$44,732.0	44%	53%	3%	100%
Gross client inflows	1,015.6	1,365.7	41.4	2,422.7
Gross client outflows	(894.0)	(1,626.5)	(95.7)	(2,616.2)
Market appreciation (depreciation)	(329.0)	(1,862.3)	24.3	(2,167.0)
As of June 30, 2012	$19,450.7	$21,695.9	$1,224.9	$42,371.5	46%	51%	3%	100%
Average AUM for period	$19,348.3	$22,209.2	$1,239.0	$42,796.5

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%
Gross client inflows	2,289.4	2,226.3	88.4	4,604.1
Gross client outflows	(2,057.7)	(3,862.6)	(140.4)	(6,060.7)
Market appreciation (depreciation)	1,021.0	1,569.2	(24.8)	2,565.4
As of June 30, 2013	$21,723.4	$23,405.4	$1,188.9	$46,317.7	47%	50%	3%	100%
Average AUM for period	$21,670.1	$24,535.4	$1,239.4	$47,444.9

As of December 31, 2011	$18,122.5	$20,812.0	$1,265.6	$40,200.1	45%	52%	3%	100%
Gross client inflows	2,046.9	2,979.3	128.8	5,155.0
Gross client outflows	(1,714.2)	(3,121.0)	(192.5)	(5,027.7)
Market appreciation (depreciation)	995.5	1,025.6	23.0	2,044.1
As of June 30, 2012	$19,450.7	$21,695.9	$1,224.9	$42,371.5	46%	51%	3%	100%
Average AUM for period	$19,209.3	$22,356.4	$1,248.5	$42,814.2
Revenue
Our revenues primarily consist of investment management fees earned from managing our clients’ AUM. We earn our investment management fees as a percentage of our clients’ AUM either as of a specified date or on a daily basis. Our investment management fees are primarily driven by the level of our AUM and can fluctuate based on the average fee rate for our investment management products, which are affected by the composition of our AUM among various portfolios and investment vehicles. We currently do not have revenues from performance fee based products.
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $21.5 billion, or 46%, of our AUM as of June 30, 2013, and investment management fees from these mutual funds and collective investment trusts were $48.2 million, or 52% of our revenues for the three months ended June 30, 2013 and were $94.7 million or 52% of our revenues for the six months ended June 30, 2013. MNA also serves as the investment advisor to all of our separately managed accounts, managing $24.8 billion, or 54%, of our AUM as of June 30, 2013, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
Operating Expenses
Our largest operating expenses are employee compensation and distribution, servicing and custody expenses, discussed further below, with a significant portion of these expenses varying in a direct relationship to our AUM and revenues. We review our operating expenses in relation to the investment market environment and changes in our revenues. However, we are generally willing to make expenditures as necessary even when faced with declining rates of growth in revenues in order to support our investment products, our client service levels, strategic initiatives and our long-term value.

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals and reorganization-related share-based compensation. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets and/or changes in our stock price reflected in share-based compensation.

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various platforms that distribute our mutual fund and collective investment trust products as well as costs for custodial services and 12b-1 distribution and servicing fees. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM.

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

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, and gains (losses) related to investment securities sales and changes in values of those investment securities designated as trading.
Provision for Income Taxes
The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC"), or a "C" corporation. As such, the entities functioning as LLC's are not liable for or able to benefit from U.S. federal or most state and local income taxes on their earnings, and their earnings (losses) will be included in the personal income tax returns of each entity's unit holders. The entities functioning as "C" corporations are liable for or able to benefit from U.S. federal and state and local income taxes on their earnings and losses, respectively.
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
Revenue Recognition
Because the majority of our revenues are earned based on AUM that has been determined using fair value methods and since market appreciation/depreciation has a significant impact on our revenue, we have presented our AUM using the GAAP framework for measuring fair value. A fair value hierarchy is provided that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:
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

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2012	$26,826	$18,371	$12	$45,209
June 30, 2013	$25,966	$20,341	$11	$46,318
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
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Assets Under Management
The following table reflects changes in our AUM for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,		Period-to-Period
	2013	2012	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$26,231.2	$24,827.7	$1,403.5	6%
Gross client inflows	474.8	979.2	(504.4)	(52)%
Gross client outflows	(1,808.1)	(1,193.8)	(614.3)	51%
Market appreciation (depreciation)	(106.4)	(1,062.6)	956.2	90%
Ending assets under management	$24,791.5	$23,550.5	$1,241.0	5%
Mutual funds and collective investment trusts
Beginning assets under management	$21,849.2	$19,904.3	$1,944.9	10%
Gross client inflows	1,401.5	1,443.5	(42.0)	(3)%
Gross client outflows	(1,505.0)	(1,422.4)	(82.6)	6%
Market appreciation (depreciation)	(219.5)	(1,104.4)	884.9	80%
Ending assets under management	$21,526.2	$18,821.0	$2,705.2	14%
Total assets under management
Beginning assets under management	$48,080.4	$44,732.0	$3,348.4	7%
Gross client inflows	1,876.3	2,422.7	(546.4)	(23)%
Gross client outflows	(3,313.1)	(2,616.2)	(696.9)	27%
Market appreciation (depreciation)	(325.9)	(2,167.0)	1,841.1	85%
Ending assets under management	$46,317.7	$42,371.5	$3,946.2	9%
Our total AUM increased by $3.9 billion, or 9%, to $46.3 billion as of June 30, 2013 from $42.4 billion as of June 30, 2012. For the three months ended June 30, 2013, gross client inflows decreased by $0.5 billion as compared to the three months ended June 30, 2012, while gross client outflows increased by $0.7 billion for the same period. Additionally, we experienced market depreciation of $0.3 billion for the three months ended June 30, 2013 compared to market depreciation of $2.2 billion for the three months ended June 30, 2012.
The total AUM decrease of $1.8 billion, or 4%, to $46.3 billion at June 30, 2013 from $48.1 billion at March 31, 2013 was primarily attributable to net client outflows of $1.4 billion, as well as market depreciation of $0.3 billion. Our net client flows were comprised of separate accounts net client outflows of $1.3 billion, which were a result of both withdrawals from existing client accounts as well as client cancellations, and $0.1 billion of net client outflows from our mutual funds and collective investment trusts. The annualized separate account retention rate was 87% for the three months ended June 30, 2013.
Market depreciation during the three months ended June 30, 2013 constituted a 1% rate of decrease in our total AUM. The investment loss was less than 1% in separately managed accounts and was 1% in mutual funds and collective investment trusts.
The rates of change in AUM during the three months ended June 30, 2013 were most significant in our equity and fixed income portfolios, with decreases of 6% and 4%, respectively, while our blended asset portfolio decreased by 1%. The rates of change in AUM were most significant in our blended asset and equity portfolios from June 30, 2012 to June 30, 2013, as these portfolios experienced increases of 12% and 8%, respectively, over this period, while our fixed income portfolio decreased by 3%.
As of June 30, 2013, the composition of our AUM was 46% in mutual funds and collective investment trusts and 54% in separate accounts, compared to 44% in mutual funds and collective investment trusts and 56% in separate accounts at June 30, 2012. The composition of our AUM across portfolios at June 30, 2013 was 47% in blended assets, 50% in equity, and 3% in fixed income, compared to 46% in blended assets, 51% in equity, and 3% in fixed income at June 30, 2012.

The following table sets forth our results of operations and related data for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,		Period-to-Period
	2013	2012	$	%
	(in thousands, except share data)

Revenues
Investment management services revenue	$92,973	$81,529	$11,444	14%
Expenses
Compensation and related costs	47,321	46,570	751	2%
Distribution, servicing and custody expenses	16,495	14,122	2,373	17%
Other operating costs	7,750	7,608	142	2%
Total operating expenses	71,566	68,300	3,266	5%
Operating income	21,407	13,229	8,178	62%
Non-operating income (loss)
Non-operating income (loss), net	(230)	(574)	344	(60)%
Income before provision for income taxes	21,177	12,655	8,522	67%
Provision for income taxes	2,580	3,199	(619)	(19)%
Net income attributable to controlling and noncontrolling interests	18,597	9,456	9,141	97%
Less: net income attributable to noncontrolling interests	18,337	11,292	7,045	62%
Net income (loss) attributable to Manning & Napier, Inc.	$260	$(1,836)	$2,096	114%
Per Share Data
Net income (loss) per share available to Class A common stock
Basic	$0.02	$(0.14)
Diluted	$0.02	(0.14)
Weighted average shares of Class A common stock outstanding
Basic	13,618,193	13,583,873
Diluted	13,718,182	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic income (1)	$43,993	$36,692	$7,301	20%
Economic net income (1)	$27,166	$22,657	$4,509	20%
Economic net income per adjusted share (1)	$0.30	$0.25
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue increased by $11.4 million, or 14%, to $93.0 million for the three months ended June 30, 2013 from $81.5 million for the three months ended June 30, 2012. This change in revenue is generally consistent with the $5.0 billion, or 12%, increase in our average AUM to $47.8 billion for the three months ended June 30, 2013 from $42.8 billion for the three months ended June 30, 2012.

Our average separately managed account fee increased to 62 basis points for the three months ended June 30, 2013 from 59 basis points for the three months ended June 30, 2012. For the three months ended June 30, 2013 and 2012, separately managed account standard fees ranged from 15 basis points to 125 basis points.
Our average fee on mutual fund and collective investment trust products increased to 90 basis points for the three months ended June 30, 2013 from 89 basis points for the three months ended June 30, 2012. For both the three months ended June 30, 2013 and 2012, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points.
Operating Expenses
Our operating expenses increased by $3.3 million, or 5%, to $71.6 million for the three months ended June 30, 2013 from $68.3 million for the three months ended June 30, 2012.
Compensation and related costs increased by $0.8 million, or 2%, to $47.3 million for the three months ended June 30, 2013 from $46.6 million for the three months ended June 30, 2012. This increase was mainly due to an increase of $0.4 million in equity-based compensation charges for awards granted in fiscal 2013 and an investment in personnel related to distribution and infrastructure when compared to the three months ended June 30, 2012. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges, decreased to 26% for the three months ended June 30, 2013 from 28% for the three months ended June 30, 2012.
Distribution, servicing and custody expenses increased by $2.4 million, or 17%, to $16.5 million for the three months ended June 30, 2013 from $14.1 million for the three months ended June 30, 2012. The increase was generally attributable to a 17% increase in mutual funds and collective investment trusts average AUM for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense remained consistent at 34% for the three months ended June 30, 2013 and 2012.
Other operating costs increased by $0.1 million, or 2%, to $7.8 million for the three months ended June 30, 2013 from $7.6 million for the three months ended June 30, 2012. As a percentage of revenue, other operating costs remained generally consistent at 8% for the three months ended June 30, 2013 compared to 9% for the three months ended June 30, 2012.
Non-Operating Income (Loss)
Non-operating loss decreased by $0.3 million, or 60%, to a loss of $0.2 million for the three months ended June 30, 2013 from a loss of $0.6 million for the three months ended June 30, 2012. The decrease was due to improved performance on investment securities designated as trading securities for the three months ended June 30, 2013 compared to 2012.
Provision for Income Taxes
The Company’s tax provision decreased by $0.6 million, or 19%, to $2.6 million for the three months ended June 30, 2013 from $3.2 million for the three months ended June 30, 2012. The decrease was driven by a change in pre-tax earnings and the tax impacts associated with the flow-through entities.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Assets Under Management
The following table reflects changes in our AUM for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,		Period-to-Period
	2013	2012	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$24,683.6	$22,658.1	$2,025.5	9%
Gross client inflows	1,454.9	1,858.4	(403.5)	(22)%
Gross client outflows	(2,963.0)	(2,133.1)	(829.9)	39%
Market appreciation (depreciation)	1,616.0	1,167.1	448.9	38%
Ending assets under management	$24,791.5	$23,550.5	$1,241.0	5%
Mutual funds and collective investment trusts
Beginning assets under management	$20,525.3	$17,542.0	$2,983.3	17%
Gross client inflows	3,149.2	3,296.6	(147.4)	(4)%
Gross client outflows	(3,097.7)	(2,894.6)	(203.1)	7%
Market appreciation (depreciation)	949.4	877.0	72.4	8%
Ending assets under management	$21,526.2	$18,821.0	$2,705.2	14%
Total assets under management
Beginning assets under management	$45,208.9	$40,200.1	$5,008.8	12%
Gross client inflows	4,604.1	5,155.0	(550.9)	(11)%
Gross client outflows	(6,060.7)	(5,027.7)	(1,033.0)	21%
Market appreciation (depreciation)	2,565.4	2,044.1	521.3	26%
Ending assets under management	$46,317.7	$42,371.5	$3,946.2	9%
Our total AUM increased by $3.9 billion, or 9%, to $46.3 billion as of June 30, 2013 from $42.4 billion as of June 30, 2012. For the six months ended June 30, 2013, gross client inflows decreased by $0.6 billion as compared to the six months ended June 30, 2012, while gross client outflows increased by $1.0 billion for the same periods. Additionally, we experienced market appreciation of $2.6 billion for the six months ended June 30, 2013 compared to market appreciation of $2.0 billion for the six months ended June 30, 2012.
The total AUM increase of $1.1 billion, or 2%, to $46.3 billion at June 30, 2013 from $45.2 billion at December 31, 2012 was a result of market appreciation of $2.6 billion, partially offset by net client outflows of $1.5 billion. The net client outflows were exclusive to our separate accounts as net flows to our mutual funds and collective investment trusts were generally flat. The net outflows from our separate accounts were a result of both withdrawals from existing client accounts as well as client cancellations. The annualized separate account retention rate was approximately 92% during the six months ended June 30, 2013.
Market appreciation during the six months ended June 30, 2013 constituted a 5.7% rate of increase in our total AUM. The investment gain was 6.5% in separately managed accounts and 4.6% in mutual funds and collective investment trusts.
The rates of change in AUM during the six months ended June 30, 2013 were comprised of an increase of 6% in our blended asset portfolio, and decreases in our equity and fixed income portfolios of less than 1% and 6%, respectively. The rates of change in AUM from June 30, 2012 to June 30, 2013 were comprised of increases in our blended asset and equity portfolios of 12% and 8%, respectively, while our fixed income portfolio decreased by 3%.
As of June 30, 2013, the composition of our AUM was 46% in mutual funds and collective investment trusts and 54% in separate accounts, compared to 45% in mutual funds and collective investment trusts and 55% in separate accounts at December 31, 2012 and 44% in mutual funds and collective investment trusts and 56% in separate accounts at June 30, 2012. The composition of our AUM across portfolios at June 30, 2013 was 47% in blended assets, 50% in equity, and 3% in fixed income, compared to 45% in blended assets, 52% in equity, and 3% in fixed income at December 31, 2012, and 46% in blended assets, 51% in equity, and 3% in fixed income at June 30, 2012.

The following table sets forth our results of operations and other data for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,		Period-to-Period
	2013	2012	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$183,229	$166,543	$16,686	10%
Expenses
Compensation and related costs	95,804	74,302	21,502	29%
Distribution, servicing and custody expenses	32,410	28,352	4,058	14%
Other operating costs	15,529	14,641	888	6%
Total operating expenses	143,743	117,295	26,448	23%
Operating income	39,486	49,248	(9,762)	20%
Non-operating income (loss)
Non-operating income (loss), net	80	(179)	259	145%
Income before provision for income taxes	39,566	49,069	(9,503)	19%
Provision for income taxes	4,577	5,189	(612)	(12)%
Net income attributable to controlling and noncontrolling interests	34,989	43,880	(8,891)	20%
Less: net income attributable to noncontrolling interests	34,385	42,813	(8,428)	20%
Net income (loss) attributable to Manning & Napier, Inc.	$604	$1,067	$(463)	43%
Per Share Data
Net income (loss) per share available to Class A common stock
Basic	$0.04	0.08
Diluted	$0.04	0.08
Weighted average shares of Class A common stock outstanding
Basic	13,601,128	13,583.873
Diluted	13,601,128	13,583,873
Cash dividends declared per share of Class A common stock	$0.32	$0.32

Other financial and operating data
Economic income (1)	$84,122	$76,815	$7,307	10%
Economic net income (1)	$51,945	$47,433	$4,512	10%
Economic net income per adjusted share (1)	$0.58	$0.53
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue increased by $16.7 million, or 10%, to $183.2 million for the six months ended June 30, 2013 from $166.5 million for the six months ended June 30, 2012. This increase was driven primarily by a $4.6 billion, or 11%, increase in our average AUM to $47.4 billion for the six months ended June 30, 2013 from $42.8 billion for the six months ended June 30, 2012.
Our average separately managed account fee was 62 basis points for the six months ended June 30, 2013 and 61 basis points for the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, separately managed account management fees ranged from 15 basis points to 125 basis points, which was consistent with prior periods.

Our average fee on mutual fund and collective investment trust products decreased to 88 basis points for the six months ended June 30, 2013 from 90 basis points for the six months ended June 30, 2012. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For both the six months ended June 30, 2013 and 2012, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points.
Operating Expenses
Our operating expenses increased by $26.4 million, or 23%, to $143.7 million for the six months ended June 30, 2013 from $117.3 million for the six months ended June 30, 2012.
Compensation and related costs increased by $21.5 million, or 29%, to $95.8 million for the six months ended June 30, 2013 from $74.3 million for the six months ended June 30, 2012. This increase was primarily attributable to an increase in non-cash reorganization-related share-based compensation charge of $16.8 million during the six months ended June 30, 2013 due to increases in our stock price and the timing of the expense recognition for the performance-based awards under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. The remaining increase is driven by higher incentive compensation costs resulting from the strong absolute and relative investment performance for the six months ended June 30, 2013 compared to the prior year. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges remained consistent at 28% for the six months ended June 30, 2013 and 2012.
Distribution, servicing and custody expenses increased by $4.1 million, or 14%, to $32.4 million for the six months ended June 30, 2013 from $28.4 million for the six months ended June 30, 2012. The increase was generally attributable to a 14% increase in mutual funds and collective investment trusts average AUM for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses remained generally consistent at 34% for the six months ended June 30, 2013, compared to 33% for the six months ended June 30, 2012.
Other operating costs increased by $0.9 million, or 6%, to $15.5 million for the six months ended June 30, 2013 from $14.6 million for the six months ended June 30, 2012. The increase was primarily attributable to increases in fee waivers associated with our mutual fund offerings. As a percentage of revenue, other operating costs remained generally consistent at 8% for the six months ended June 30, 2013, compared to 9% for the six months ended June 30, 2012.
Non-Operating Income (Loss)
Non-operating income increased by $0.3 million, or 145%, to income of $0.1 million for the six months ended June 30, 2013 from a loss of $0.2 million for the six months ended June 30, 2012. The increase was due to improved performance on investment securities designated as trading securities for the six months ended June 30, 2013 compared to 2012.
Provision for Income Taxes
The Company’s tax provision decreased by $0.6 million, or 12%, to $4.6 million for the six months ended June 30, 2013 from $5.2 million for the six months ended June 30, 2012. The decrease was primarily driven by a change in pre-tax earnings and the tax impacts associated with the flow-through entities.
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
Economic income and economic net income are not presented in accordance with GAAP. Economic income excludes from income before provision for income taxes the reorganization-related share-based compensation, which results in non-cash compensation expense reported over the vesting period. Upon the consummation of our initial public offering, the vesting terms related to the ownership of our employees were modified, including our named executive officers, other than William Manning. Such individuals were entitled to 15% of their pre-IPO ownership interests upon the consummation of our initial public offering, and 15% of their pre-IPO ownership interests over the subsequent three years. The remaining ownership interests are subject to performance-based vesting over such three-year period. Such new vesting terms will not result in an increase to the number of outstanding shares of the Company’s Class A common stock or the adjusted share count. As a result of such vesting requirements, the Company will recognize non-cash compensation charges through 2014.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of

Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to the Company and represents an estimate of income tax expense at an effective rate of 38.25% on economic income for each respective period, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group and unvested Restricted Stock Units (RSUs) are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Economic income	$43,993	$36,692	$84,122	$76,815
Economic net income	$27,166	$22,657	$51,945	$47,433
Economic net income per adjusted share	$0.30	$0.25	$0.58	$0.53
Weighted average adjusted Class A common stock outstanding	89,776,169	89,983,873	89,871,185	89,983,873

	June 30,
	2013	2012
Total adjusted Class A common stock outstanding	89,912,186	89,983,873

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Net income (loss) attributable to Manning & Napier, Inc.	$260	$(1,836)	$604	$1,067
Plus: net income attributable to noncontrolling interests	18,337	11,292	34,385	42,813
Net income attributable to controlling and noncontrolling interests	18,597	9,456	34,989	43,880
Provision for income taxes	2,580	3,199	4,577	5,189
Income before provision for income taxes	21,177	12,655	39,566	49,069
Reorganization-related share-based compensation	22,816	24,037	44,556	27,746
Economic income	43,993	36,692	84,122	76,815
Adjusted income taxes	16,827	14,035	32,177	29,382
Economic net income	$27,166	$22,657	$51,945	$47,433

Net income (loss) available to Class A common stock per basic share	$0.02	$(0.14)	$0.04	$0.08
Plus: net income attributable to noncontrolling interests per basic share	1.34	0.83	2.53	3.15
Net income attributable to controlling and noncontrolling interests per basic share	1.36	0.69	2.57	3.23
Provision for income taxes per basic share	0.19	0.24	0.34	0.38
Income before provision for income taxes per basic share	1.55	0.93	2.91	3.61
Reorganization-related share-based compensation per basic share	1.68	1.77	3.27	2.04
Economic income per basic share	3.23	2.70	6.18	5.65
Adjusted income taxes per basic share	1.24	1.03	2.37	2.16
Economic net income per basic share	1.99	1.67	3.81	3.49
Less: Impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to publicly traded shares	(1.69)	(1.42)	(3.23)	(2.96)
Economic net income per adjusted share	$0.30	$0.25	$0.58	$0.53
Weighted average shares of Class A common stock outstanding - Basic	13,618,193	13,583,873	13,601,128	13,583,873
Weighted average exchangeable units of Manning & Napier Group, LLC	75,873,923	76,400,000	76,127,246	76,400,000
Weighted average Restricted Stock Units (RSUs)	284,053	—	142,811	—
Weighted average adjusted Class A common stock outstanding	89,776,169	89,983,873	89,871,185	89,983,873

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents and accounts receivable. The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$126,106	$108,324
Accounts receivable	$36,860	$36,729
Amounts payable under tax receivable agreement (1)	$45,917	$45,917
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of June 30, 2013 and December 31, 2012, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2013 and 2012. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, deferred income tax expense and depreciation. Investing activities consist primarily of the purchase and sale of investments, as well as the purchases of property and equipment. Financing activities consist primarily of distributions, dividends paid and purchases of Class A units held by noncontrolling members.

	Six months ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$82,085	$76,067
Net cash provided by (used in) investing activities	1,528	(5,299)
Net cash used in financing activities	(65,831)	(56,849)
Net change in cash and cash equivalents	$17,782	$13,919
Six months ended June 30, 2013 Compared to Six months ended June 30, 2012
Operating Activities
Operating activities provided $82.1 million and $76.1 million of net cash for the six months ended June 30, 2013 and 2012, respectively. This overall $6.0 million increase in net cash provided by operating activities for the six months ended June 30, 2013 compared to 2012 was mainly due to an increase in net income after adjustment for non-cash items of approximately $7.9 million driven by increased revenues resulting primarily by an increase in our average AUM. This increase was offset by a decrease of $1.9 million in operating assets and liabilities, primarily accrued expenses and other current liabilities.
Investing Activities
Investing activities provided $1.5 million and used $5.3 million of net cash for the six months ended June 30, 2013 and 2012, respectively. This overall $6.8 million increase in net cash provided by investing activities was primarily due to the timing of activity within our investment securities designated as trading for the seeding of new products and a decrease in property and equipment purchases of $1.2 million for the six months ended June 30, 2013 compared to 2012.
Financing Activities
Financing activities used $65.8 million and $56.8 million of net cash for the six months ended June 30, 2013 and 2012, respectively. This overall $9.0 million increase in net cash used in financing activities was primarily the result of the purchase of Class A units of Manning & Napier Group of $7.4 million in the first quarter of 2013 and an increase in dividends paid on our class A common stock of $2.2 million during the six months ended June 30, 2013.
Dividends
On March 8, 2013, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2013 to shareholders of record as of April 15, 2013.
On May 6, 2013, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on August 1, 2013 to shareholders of record as of July 15, 2013.
On August 8, 2013, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on November 1, 2013 to shareholders of record as of October 15, 2013.
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
We have no material assets other than our ownership of Class A units of Manning & Napier Group and, accordingly, will depend on distributions from Manning & Napier Group to fund any dividends we may pay. As managing member of Manning & Napier Group, we will determine the timing and amount of any distributions to be paid to its members, other than mandatory tax distributions required under Manning & Napier Group's operating agreement. We intend to cause Manning & Napier Group to distribute cash to its members, including us, in an amount sufficient to cover dividends, if any, declared by us. If we do cause Manning & Napier Group to make such distributions, M&N Group Holdings, MNCC and any other holders of units of Manning & Napier Group will be entitled to receive equivalent distributions on a pari passu basis.
Contractual Obligations
There have been no material changes in our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2013.
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
The value of our AUM was $46.3 billion as of June 30, 2013. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.6 billion, which would cause an annualized increase or decrease in revenues of approximately $36.1 million at our current weighted average fee rate of 0.78%.

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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily equity securities, fixed-income securities and investments in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $10.9 million as of June 30, 2013 of which $10.3 million is classified as trading, and $0.6 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $1.1 million at June 30, 2013. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $46.3 billion as of June 30, 2013. As of June 30, 2013, approximately 33% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 33% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $1.5 billion, which would cause an annualized increase or decrease in revenues of approximately $11.9 million at our current weighted average fee rate of 0.78%.
Interest Rate Risk
We invest excess cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes may affect the fair value of such investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes in our risk factors since those published in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 6. Exhibits

Exhibit No.	Description

10.25	Second Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc. (1)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

(1) Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: August 9, 2013	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)