Form 10-Q
period 2013-09-30
Manning & Napier, Inc.
filed 2013-11-12
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2013
Class A common stock, $0.01 par value per share	13,634,246
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$126,294	$108,324
Accounts receivable	22,675	22,962
Accounts receivable—Manning & Napier Fund, Inc.	14,715	13,767
Due from broker	5,850	—
Investment securities, at fair value	13,841	13,082
Prepaid expenses and other assets	4,759	7,014
Total current assets	188,134	165,149
Property and equipment, net	4,564	4,460
Net deferred tax assets, non-current	47,553	48,571
Total non-current assets	52,117	53,031
Total assets	$240,251	$218,180

Liabilities
Accounts payable	$897	$1,231
Accrued expenses and other liabilities	34,183	38,872
Deferred revenue	12,451	10,342
Total current liabilities	47,531	50,445
Amounts payable under tax receivable agreement, non-current	42,082	43,989
Total liabilities	89,613	94,434
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 13,634,246 and 13,583,873 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	136	136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Additional paid-in capital	206,323	198,117
Retained deficit	(38,010)	(33,392)
Accumulated other comprehensive income	—	—
Total shareholders’ equity	168,449	164,861
Noncontrolling interests	(17,811)	(41,115)
Total shareholders’ equity and noncontrolling interests	150,638	123,746
Total liabilities, shareholders’ equity and noncontrolling interests	$240,251	$218,180
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Investment management services revenue	$94,647	$85,382	$277,876	$251,925
Expenses
Compensation and related costs	44,935	40,922	140,739	115,224
Distribution, servicing and custody expenses	17,459	14,612	49,869	42,964
Other operating costs	7,706	8,174	23,235	22,776
Total operating expenses	70,100	63,708	213,843	180,964
Operating income	24,547	21,674	64,033	70,961
Non-operating income (loss)
Interest expense	(14)	(13)	(20)	(26)
Interest and dividend income	100	36	234	105
Change in liability under tax receivable agreement	(118)	15	(118)	(24)
Net capital gains (losses) on investments	500	572	452	337
Total non-operating income (loss)	468	610	548	392
Income before provision for income taxes	25,015	22,284	64,581	71,353
Provision for income taxes	2,222	1,220	6,799	6,409
Net income attributable to controlling and noncontrolling interests	22,793	21,064	57,782	64,944
Less: net income attributable to noncontrolling interests	21,479	19,410	55,864	62,223
Net income attributable to Manning & Napier, Inc.	$1,314	$1,654	$1,918	$2,721

Net income per share available to Class A common stock
Basic	$0.10	$0.12	$0.14	$0.20
Diluted	$0.10	$0.12	$0.14	$0.20
Weighted average shares of Class A common stock outstanding
Basic	13,634,246	13,583,873	13,612,289	13,583,873
Diluted	13,690,641	13,583,873	13,673,499	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.48	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to controlling and noncontrolling interests	$22,793	$21,064	$57,782	$64,944
Net unrealized holding loss on investment securities, net of tax	—	—	—	(1)
Comprehensive income	$22,793	$21,064	$57,782	$64,943
Less: Comprehensive income attributable to noncontrolling interests	21,479	19,410	$55,864	$62,222
Comprehensive income attributable to Manning & Napier, Inc.	$1,314	$1,654	$1,918	$2,721
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2012	13,583,873	$136	1,000	$—	$198,117	$(33,392)	$—	$(41,115)	$123,746
Net income	—	—	—	—	—	1,918	—	55,864	57,782
Distributions	—	—	—	—	—	—	—	(80,959)	(80,959)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	—	—	—
Issuance of stock for restricted stock grants	50,373	—	—	—	256	—	—	—	256
Equity-based compensation	—	—	—	—	8,870	—	—	54,892	63,762
Dividends declared on Class A common stock	—	—	—	—	—	(6,536)	—	—	(6,536)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 3)	—	—	—	—	(920)	—	—	(6,493)	(7,413)
Balance—September 30, 2013	13,634,246	$136	1,000	$—	$206,323	$(38,010)	$—	$(17,811)	$150,638
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$57,782	$64,944
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	63,762	45,036
Depreciation	1,419	1,276
Change in amounts payable under tax receivable agreement	118	24
Net gains on investment securities	(452)	(337)
Deferred income taxes	1,911	2,281
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	287	(2,950)
Accounts receivable—Manning & Napier Fund, Inc.	(948)	(359)
Prepaid expenses and other assets	1,618	882
Accounts payable	(334)	773
Accrued expenses and other liabilities	(7,681)	(1,336)
Deferred revenue	2,109	1,234
Net cash provided by operating activities	119,591	111,468
Cash flows from investing activities:
Purchase of property and equipment	(1,286)	(2,002)
Sale of investments	7,922	3,782
Purchase of investments	(7,369)	(11,435)
Due from broker	(5,850)	—
Net cash used in investing activities	(6,583)	(9,655)
Cash flows from financing activities:
Distributions	(80,959)	(81,045)
Dividends paid	(6,528)	(4,347)
Payment of capital lease obligations	(138)	(74)
Payment of costs directly associated with issuance of Class A common stock	—	(598)
Purchase of Class A units of Manning & Napier Group, LLC	(7,413)	—
Net cash used in financing activities	(95,038)	(86,064)
Net increase in cash and cash equivalents	17,970	15,749
Cash and cash equivalents:
Beginning of period	108,324	81,208
End of period	$126,294	$96,957
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
The Company was incorporated on June 22, 2011 for the purpose of facilitating an initial public offering ("IPO") of 13,583,873 shares of its Class A common stock and to become the sole managing member of Manning & Napier Group, LLC and its subsidiaries ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. Prior to the series of transactions to reorganize the capital structure in advance of the IPO, the Company was a group of privately-held, affiliated companies. The diagram below depicts the Company's organization structure as of September 30, 2013.

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
The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In the quarter ended March 31, 2013, the Company changed the presentation of certain items within its consolidated statements of operations. The Company incurs 12b-1 distribution and servicing fees ("12b-1 fees") that are due to third party distributors of the Manning & Napier Fund, Inc. series of mutual funds (the "Fund") based on the assets under management of designated share classes of the Fund. The Company incurs sub-custodian fees due to a third party that provides custodial services for those assets where Exeter Trust Company is the named custodian. The Company changed its presentation of 12b-1 fees and sub-custodian fees from "Other operating costs" to "Sub-transfer agent and shareholder service costs" to more appropriately reflect the nature of these costs as distribution and asset-based. The line was renamed "Distribution, servicing and custody expenses" to reflect the broader nature of the underlying expenses. In the quarter ended September 30, 2013, the Company changed its presentation of "Changes in amounts payable under the tax receivable agreement" from "Other operating costs" to a separate component of "Non-operating income (loss)".
Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously published financial results. The impact is illustrated below:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	(in thousands)
Sub-transfer agent and shareholder service costs, as previously reported	$12,830	$37,975
12b-1 and sub-custodian fees reclassification	1,782	4,989
Distribution, servicing and custody expenses, as reclassified	$14,612	$42,964

Other operating costs, as previously reported	$9,941	$27,789
12b-1 and sub-custodian fees reclassification	(1,782)	(4,989)
Changes in amounts payable under tax receivable agreement reclassification	$15	$(24)
Other operating costs, as reclassified	$8,174	$22,776
Principles of Consolidation
Manning & Napier holds an approximately 14% economic interest in Manning & Napier Group but, as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
All material intercompany transactions have have been eliminated in consolidation.
Due from broker
The Company conducts business with brokers for certain of its investment activities. The due from broker balance on the consolidated statements of financial condition represents cash held by brokers as collateral for managed futures and cash at brokers as collateral for securities sold, not yet purchased.
Investment Securities
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. Realized gains and losses on sales of trading securities are computed on a specific identification basis. At September 30, 2013, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
Investment securities classified as available-for-sale consist of U.S. Treasury notes. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a specific identification basis and are recorded in net gains or losses on investments in the consolidated statements of operations.
Securities sold, not yet purchased are recorded on the trade date, are stated at fair value and represent obligations of the Company to purchase the securities at prevailing market rates. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments. Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net capital gain (loss) from investments on the consolidated statements of operations. Securities sold, not yet purchased are stated at fair value in accrued expenses and other liabilities in the consolidated statements of financial condition, with any unrealized gains or losses reported in current period earnings in net capital gain (loss) from investments on the consolidated statements of operations.
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
The Company's investments in the Fund amounted to approximately $0.3 million as of September 30, 2013 and $0.2 million as of December 31, 2012.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $50.0 million and $144.8 million for the three and nine months ended September 30, 2013, respectively. Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $43.6 million and $128.6 million for the three and nine months ended September 30, 2012, respectively. These amounts represent greater than 10% of revenue in each period.
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
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of this standard effective January 1, 2013 (Note 5) did not have a material impact on the consolidated financial statements.
Note 3—Noncontrolling Interests
Manning & Napier holds an approximately 14% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 86% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests. The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Income before provision for income taxes	$25,015	$22,284	$64,581	$71,353
Less: loss before provision for income taxes of Manning & Napier, Inc. (a)	(270)	(310)	(833)	(1,073)
Income before provision for income taxes, as adjusted	25,285	22,594	65,414	72,426
Controlling interest percentage (b)	13.9%	13.8%	13.9%	13.8%
Net income attributable to controlling interest	3,526	3,121	9,100	10,005
Plus: loss before provision for income taxes of Manning & Napier, Inc. (a)	(270)	(310)	(833)	(1,074)
Income before income taxes attributable to Manning & Napier, Inc.	3,256	2,811	8,267	8,931
Less: provision for income taxes of Manning & Napier, Inc. (c)	1,942	1,157	6,349	6,210
Net income attributable to Manning & Napier, Inc.	$1,314	$1,654	$1,918	$2,721
________________________

a)	Manning & Napier, Inc. incurs certain expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $2.2 million and $6.8 million for the three and nine months ended September 30, 2013, respectively. The consolidated provision for income taxes totaled approximately $1.2 million and $6.4 million for the three and nine months ended September 30, 2012, respectively.

On March 29, 2013, M&N Group Holdings exchanged 498,497 Class A units of Manning & Napier Group for approximately $7.4 million in cash, $6.5 million of which was attributable to the noncontrolling interests. Subsequent to the exchange, the Class A units were retired. In addition, as further described in Note 11, on April 30, 2013 40,480 units of Manning & Napier Group were redeemed and re-issued as Class A common stock and 9,893 shares of Class A common stock were granted resulting in Manning & Napier, Inc. acquiring an additional 50,373 units of Manning & Napier Group. As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to 14%. As of September 30, 2013, M&N Group Holdings and MNCC may exchange 75,861,023 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the IPO.
During both the nine months ended September 30, 2013 and 2012, the Company distributed approximately $81.0 million to noncontrolling interests. None of these distributions were payments pursuant to the tax receivable agreement (“TRA”).
At September 30, 2013 and December 31, 2012, the Company had recorded a liability of $44.0 million and $45.9 million, respectively, representing the estimated payments due to the selling unit holders under the TRA. The Company made payments pursuant to the TRA of approximately $2.0 million during the nine months ended September 30, 2013. During the next twelve months, the Company expects to pay approximately $2.0 million of the total amount recorded at September 30, 2013. The basis for determining the current portion of the payments under the TRA is the expected amount of payments to be made within the next 12 months. The long-term portion of the payments under the TRA is the remainder.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Investment Securities
The following table represents the Company’s investment securities holdings as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$—	$—	$505
U.S. Treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	—	—	607
Trading securities
Equity securities				8,157
Fixed income securities				4,805
Managed mutual funds				272
				13,234
Total investment securities				$13,841

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$1	$—	$506
U.S. Treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	1	—	608
Trading securities
Equity securities				7,293
Fixed income securities				4,970
Managed mutual funds				211
				12,474
Total investment securities				$13,082
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At September 30, 2013 and December 31, 2012, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.5 million and $0.2 million of net unrealized gains related to investments classified as trading during the three months ended September 30, 2013 and 2012, respectively. The Company recognized approximately $0.5 million and $0.1 million of net unrealized gains related to investments classified as trading during the nine months ended September 30, 2013 and 2012, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, which are held by Exeter Trust Company for compliance with certain state regulations. As of September 30, 2013 and December 31, 2012, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the nine months ended September 30, 2013 and 2012.
Note 5—Derivative Instruments
The Company enters into futures contracts to provide initial cash seeding for product development purposes. Futures are commitments either to purchase or sell a designated financial instrument, currency, commodity or an index at a specified future date for a specified price and may be settled in cash or another financial asset. Upon entering into a futures contract, the

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Company is required to pledge to the broker an amount of cash, which is reported in due from broker within the consolidated statements of financial condition. Futures contracts have little credit risk because the counterparties are futures exchanges. We do not hold any derivatives in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.
The following tables present the notional value and fair value as of September 30, 2013 for derivative instruments not designated as hedging instruments:

		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$148,283	$28	$(38)
Total derivatives	$148,283	$28	$(38)
As of September 30, 2013, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net capital gains (losses) on investments in the consolidated statements of operations. During the period from September 26, 2013, commencement of derivative operations, through September 30, 2013, the average volume of derivative activity (measured in terms of notional value) was approximately $148.2 million. The following table presents the losses recognized in net capital gains (losses) on investments in the consolidated statements of operations for the three and nine months ended September 30, 2013:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(in thousands)
Interest rate futures	$(13)	$(13)
Balance as of end of period	$(13)	$(13)
Effective January 1, 2013, the Company adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The derivatives instruments are subject to a master netting agreement allowing for the netting of assets and liabilities on the consolidated statements of financial position.

The following table presents the offsetting of interest rate futures as of September 30, 2013:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Interest rate futures	$(38)	$28	$(10)	$—	$(10)	$—

Note 6—Fair Value Measurements
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and
Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$8,157	$—	$—	$8,157
Fixed income securities	—	4,805	—	4,805
Managed mutual funds	272	—	—	272
U.S. Treasury notes	—	607	—	607
Derivatives	28	—	—	28
Total assets at fair value	$8,457	$5,412	$—	$13,869

Securities sold, not yet purchased	$860	$—	$—	$860
Derivatives	38	—	—	38
Total liabilities at fair value	$898	$—	$—	$898

	December 31, 2012
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$7,293	$—	$—	$7,293
Fixed income securities	—	4,970	—	4,970
Managed mutual funds	211	—	—	211
U.S. Treasury notes	—	608	—	608
Total assets at fair value	$7,504	$5,578	$—	$13,082

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
There were no Level 3 securities held by the Company at September 30, 2013 or December 31, 2012.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2013.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued bonus and sales commissions	$15,494	$20,070
Accrued payroll and benefits	2,124	2,960
Accrued sub-transfer agent fees	8,089	7,455
Dividends payable	2,181	2,173
Amounts payable under tax receivable agreement	1,955	1,928
Securities sold, not yet purchased	860	—
Other accruals and liabilities	3,480	4,286
	$34,183	$38,872
Note 8—Line of Credit
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
Note 9—Commitments and Contingencies
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
As an investment adviser to a variety of investment products, the Company is subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending, or to the Company’s knowledge, threatened against it. As of September 30, 2013 and December 31, 2012, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Note 10—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to other potentially dilutive shares outstanding.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$22,793	$21,064	$57,782	$64,944
Less: net income attributable to noncontrolling interests	21,479	19,410	55,864	62,223
Net income attributable to Manning & Napier, Inc.	$1,314	$1,654	$1,918	$2,721

Weighted average shares of Class A common stock outstanding - basic	13,634,246	13,583,873	13,612,289	13,583,873
Dilutive effect from restricted stock units	56,395	—	61,210	—
Weighted average shares of Class A common stock outstanding - diluted	13,690,641	13,583,873	13,673,499	13,583,873
Net income available to Class A common stock per share - basic	$0.10	$0.12	$0.14	$0.20
Net income available to Class A common stock per share - diluted	$0.10	$0.12	$0.14	$0.20
At September 30, 2013 there were 75,861,023 Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to 75,861,023 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2013.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.
Note 11—Equity Based Compensation
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
The following table summarizes stock award activity for the nine months ended September 30, 2013 under the 2011 Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2013	—	$—
Granted	467,290	$15.83
Vested	(50,373)	$17.51
Forfeited	—	—
Stock awards outstanding at September 30, 2013	416,917	$15.63
The weighted average fair value of 2011 Plan awards granted during the nine months ended September 30, 2013 was $15.83, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. For such awards that vest over time, recipients are not entitled to dividends declared on the underlying Class A common shares until the awards become fully vested.
For the three and nine months ended September 30, 2013, the Company recorded approximately $0.6 million and $1.1 million of compensation expense, respectively, related to awards under the 2011 Plan. The aggregate intrinsic value of 2011 Plan awards that vested during the nine months ended September 30, 2013 was approximately $0.9 million. As of

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

September 30, 2013, there was unrecognized compensation expense related to 2011 Plan awards of approximately $5.6 million, which the Company expects to recognize over a weighted average period of approximately 2.5 years.
Reorganization-Related Equity Based Compensation
During the nine months ended September 30, 2013, the Company commenced recognition of compensation expense for the approximately 3.8 million performance-based awards eligible to vest on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards is contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient has met such performance criteria will be made by a vesting committee at the end of the annual service period. In accordance with Accounting Standards Codification Topic 718, Stock Compensation, the grant date for these performance-based awards will occur at the end of the service period. Until the grant date, compensation expense will be re-measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period. No expense is being recognized for the performance-based awards eligible to vest on December 31, 2014 in connection with the 2011 reorganization transactions, as the performance conditions have not yet been defined.
The following table summarizes performance-based stock unit activity for the nine months ended September 30, 2013 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2013	28,914	$12.00
Granted	—	—
Vested	(28,914)	12.00
Forfeited	—	—
Stock unit awards outstanding at September 30, 2013	—	$—
The following table summarizes service-based stock unit activity for the nine months ended September 30, 2013 specific to the 2011 reorganization transactions:

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2013	2,924,962	$12.00
Granted	102,390	$16.54
Vested	(102,390)	$16.54
Forfeited	(8,853)	$12.00
Stock unit awards outstanding at September 30, 2013	2,916,109	$12.00
For service-based awards granted during the nine months ended September 30, 2013, the weighted average fair value of the awards granted was $16.54, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on the New York Stock Exchange on the date of grant.
For the three and nine months ended September 30, 2013, the Company recorded approximately $18.2 million and $62.7 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and nine months ended September 30, 2013, approximately $4.5 million and $15.1 million respectively, is attributable to the service-based awards. For the same periods, the remaining expense of approximately $13.7 million and $47.5 million, respectively, is attributable to performance-based awards. For the three and nine months ended September 30, 2013, $13.7 million and $47.3 million, respectively, of the expense attributable to performance-based awards is related to awards eligible to vest on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on September 30, 2013.
For the three and nine months ended September 30, 2012, the Company recognized a total of approximately $17.3 million and $45.0 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and nine months ended September 30, 2012, approximately $7.9 million and $14.3 million, respectively, was attributable to the service-based awards. For the same periods, the remaining expense of approximately $9.4 million and $30.7 million, respectively, is attributable to performance-based awards. For the three and nine months ended September 30, 2012, $9.3 million and $30.5 million, respectively, of the expense attributable to performance-based awards was related to awards that were eligible to vest on December 31, 2012 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

As of September 30, 2013, there was unrecognized compensation expense related to unvested service-based awards of approximately $20.2 million. The Company expects to recognize this expense over a weighted average period of 0.9 years.
As of September 30, 2013, there was unrecognized compensation expense related to unvested performance-based awards of approximately $80.1 million, which the Company expects to recognize over a weighted average period of 1.1 years. Included in this total is an estimate of $78.8 million of unrecognized compensation expense related to the approximately 7.6 million unvested performance-based awards under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on September 30, 2013, and includes performance awards eligible to vest through 2014.
Stock unit awards forfeited during the nine months ended September 30, 2013 and during the fourth quarter of 2012 were redistributed amongst the legacy owners, including William Manning, during the nine months ended September 30, 2013. Of the stock units forfeited, 102,390 were granted to William Manning which vested immediately. The remaining units were awarded to the other legacy owners and are subject to performance criteria. This award does not result in dilution to the number of outstanding shares of Class A common stock. The aggregate intrinsic value of stock units that vested during the nine months ended September 30, 2013 was approximately $1.7 million.
Note 12—Income Taxes
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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Earnings from continuing operations before income taxes	$25,015	$22,284	$64,581	$71,353
Effective Tax Rate	8.9%	5.5%	10.5%	9.0%
Provision for income taxes	2,222	1,220	6,799	6,409
Provision for income taxes @ 35%	8,755	7,799	22,603	24,974
Difference between tax at effective vs. statutory rate	$(6,533)	$(6,579)	$(15,804)	$(18,565)
For the three and nine months ended September 30, 2013 and 2012, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 13—Related Party Transactions
From time to time, the Company may be asked to provide certain services, including investment management, accounting, legal and other administrative functions for the noncontrolling interests of Manning & Napier Group. In total, the value of such services for the nine months ended September 30, 2013 was immaterial.
Note 14—Subsequent Events
Distributions and dividends
On October 25, 2013, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $46.3 million, of which approximately $39.8 million is payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.24 per share dividend to the holders of Class A common stock. The dividend is payable on February 3, 2014 to shareholders of record as of January 15, 2014.

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

Our assets under management (“AUM”) was $49.1 billion as of September 30, 2013. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	September 30, 2013
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$12,380.1	$12,338.7	$1,104.8	$25,823.6
Mutual funds and collective investment trusts	10,464.0	12,798.0	29.3	23,291.3
Total	$22,844.1	$25,136.7	$1,134.1	$49,114.9

The composition of our separately managed accounts as of September 30, 2013, by channel and portfolio, is set forth in the table below.

	September 30, 2013
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,794.5	$9,558.0	$899.0	$19,251.5
Intermediary Channel	3,585.6	1,006.2	205.8	4,797.6
Platform/Sub-advisor Channel	—	1,774.5	—	1,774.5
Total	$12,380.1	$12,338.7	$1,104.8	$25,823.6
Percentage of separate account AUM
Direct Channel	34%	37%	3%	74%
Intermediary Channel	14%	4%	1%	19%
Platform/Sub-advisor Channel	—	7%	—	7%
Total	48%	48%	4%	100%
Percentage of portfolio by channel
Direct Channel	71%	77%	81%	74%
Intermediary Channel	29%	8%	19%	19%
Platform/Sub-advisor Channel	—	15%	—	7%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	46%	50%	4%	100%
Intermediary Channel	75%	21%	4%	100%
Platform/Sub-advisor Channel	—	100%	—	100%
Our separate accounts contributed 30% of our total gross client inflows for the nine months ended September 30, 2013 and represented 53% of our total AUM as of September 30, 2013.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 70% of the total gross client inflows for our separate account business for the nine months ended September 30, 2013 and represented 74% of our total separate account AUM as of September 30, 2013. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.
During the nine months ended September 30, 2013, blended asset and equity portfolios represented 56% and 38% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 6%. As of September 30, 2013, blended asset and equity portfolios represented 46% and 50%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 4%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Historically, relationships with larger institutions have been a driver of growth in separately managed account equity strategies. Going forward, we expect many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts, our U.S.-based equity strategies may continue to be attractive to large institutions in a separate account format.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the nine months ended September 30, 2013, 20% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 10% came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 26% of our total separate account AUM as of September 30, 2013.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the nine months ended September 30, 2013, blended asset and equity portfolios represented 78% and 21%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 1%. As of September 30, 2013, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 21% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio for their clients.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the nine months ended September 30, 2013, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios.
Our annualized separate account retention rate across all channels was approximately 93% during the nine months ended September 30, 2013, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
During the nine months ended September 30, 2013, market appreciation for our separate account AUM was 13.0%, including 9.8% in our blended assets and 17.5% in equity portfolios.
The composition of our mutual fund and collective investment trust AUM as of September 30, 2013, by portfolio, is set forth in the table below.

	September 30, 2013
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$10,464.0	$12,798.0	$29.3	$23,291.3
Our mutual funds and collective investment trusts contributed 70% of our total gross client inflows for the nine months ended September 30, 2013 and represented 47% of our total AUM as of September 30, 2013. As of September 30, 2013, our mutual fund and collective investment trust AUM consisted of 45% from blended asset portfolios and 55% from equity portfolios. During the nine months ended September 30, 2013, 52% and 48% of the gross client inflows were attributable to blended assets and equity portfolios, respectively. For the nine months ended September 30, 2013, market appreciation for our mutual fund and collective investment trust AUM was 12.5%, including 10.4% in our blended assets and 14.3% in our equity portfolios.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012.

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

•
the rate of increase in our variable and fixed costs, which is affected by the rate of revenue increases, changes to base compensation and year-to-year changes in incentive bonuses, vendor-related costs and investment spending on new products.

Assets Under Management
The following tables reflect the indicated components of our AUM for our investment vehicles for the three and nine months ended September 30, 2013 and 2012.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of June 30, 2013	$24,791.5	$21,526.2	$46,317.7	54%	46%	100%
Gross client inflows	484.9	1,414.8	1,899.7
Gross client outflows	(1,036.5)	(1,271.8)	(2,308.3)
Market appreciation (depreciation)	1,583.7	1,622.1	3,205.8
As of September 30, 2013	$25,823.6	$23,291.3	$49,114.9	53%	47%	100%
Average AUM for period	$25,362.0	$22,634.3	$47,996.3

As of June 30, 2012	$23,550.5	$18,821.0	$42,371.5	56%	44%	100%
Gross client inflows	507.0	1,306.5	1,813.5
Gross client outflows	(1,084.1)	(1,343.4)	(2,427.5)
Market appreciation (depreciation)	1,349.9	1,160.6	2,510.5
As of September 30, 2012	$24,323.3	$19,944.7	$44,268.0	55%	45%	100%
Average AUM for period	$23,862.7	$19,387.2	$43,249.9

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%
Gross client inflows	1,939.8	4,564.0	6,503.8
Gross client outflows	(3,999.5)	(4,369.5)	(8,369.0)
Market appreciation (depreciation)	3,199.7	2,571.5	5,771.2
As of September 30, 2013	$25,823.6	$23,291.3	$49,114.9	53%	47%	100%
Average AUM for period	$25,684.1	$22,014.3	$47,698.4

As of December 31, 2011	$22,658.1	$17,542.0	$40,200.1	56%	44%	100%
Gross client inflows	2,365.4	4,603.1	6,968.5
Gross client outflows	(3,217.2)	(4,238.0)	(7,455.2)
Market appreciation (depreciation)	2,517.0	2,037.6	4,554.6
As of September 30, 2012	$24,323.3	$19,944.7	$44,268.0	55%	45%	100%
Average AUM for period	$23,884.2	$19,106.0	$42,990.2

The following tables reflect the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2013 and 2012.

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2013	$21,723.4	$23,405.4	$1,188.9	$46,317.7	47%	50%	3%	100%
Gross client inflows	1,093.9	791.0	14.8	1,899.7
Gross client outflows	(1,026.4)	(1,202.2)	(79.7)	(2,308.3)
Market appreciation (depreciation)	1,053.2	2,142.5	10.1	3,205.8
As of September 30, 2013	$22,844.1	$25,136.7	$1,134.1	$49,114.9	47%	51%	2%	100%
Average AUM for period	$22,374.6	$24,466.3	$1,155.4	$47,996.3

As of June 30, 2012	$19,450.7	$21,695.9	$1,224.9	$42,371.5	46%	51%	3%	100%
Gross client inflows	857.7	922.5	33.3	1,813.5
Gross client outflows	(816.5)	(1,551.2)	(59.8)	(2,427.5)
Market appreciation (depreciation)	1,005.9	1,485.7	18.9	2,510.5
As of September 30, 2012	$20,497.8	$22,552.9	$1,217.3	$44,268.0	46%	51%	3%	100%
Average AUM for period	$19,943.0	$22,086.7	$1,220.2	$43,249.9

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%
Gross client inflows	3,383.3	3,017.3	103.2	6,503.8
Gross client outflows	(3,084.1)	(5,064.8)	(220.1)	(8,369.0)
Market appreciation (depreciation)	2,074.2	3,711.7	(14.7)	5,771.2
As of September 30, 2013	$22,844.1	$25,136.7	$1,134.1	$49,114.9	47%	51%	2%	100%
Average AUM for period	$21,921.2	$24,566.9	$1,210.3	$47,698.4

As of December 31, 2011	$18,122.5	$20,812.0	$1,265.6	$40,200.1	45%	52%	3%	100%
Gross client inflows	2,904.6	3,901.8	162.1	6,968.5
Gross client outflows	(2,530.7)	(4,672.2)	(252.3)	(7,455.2)
Market appreciation (depreciation)	2,001.4	2,511.3	41.9	4,554.6
As of September 30, 2012	$20,497.8	$22,552.9	$1,217.3	$44,268.0	46%	51%	3%	100%
Average AUM for period	$19,467.4	$22,283.4	$1,239.4	$42,990.2
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
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $23.3 billion, or 47%, of our AUM as of September 30, 2013, and investment management fees from these mutual funds and collective investment trusts were $50.0 million, or 53% of our revenues for the three months ended September 30, 2013 and were $144.8 million or 52% of our revenues for the nine months ended September 30, 2013. MNA also serves as the investment advisor to all of our separately managed accounts, managing $25.8 billion, or 53%, of our AUM as of September 30, 2013, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals and reorganization-related share-based compensation. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets, investment performance, variations in the level of our AUM and revenues and/or changes in our stock price reflected in share-based compensation.

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

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, changes in liability under the tax receivable agreement and gains (losses) related to investment securities sales and changes in values of those investment securities designated as trading.
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

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2012	$26,826	$18,371	$12	$45,209
September 30, 2013	$29,000	$20,103	$12	$49,115
As substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM, as discussed in this Form 10-Q under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in “Part II. Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2012.
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
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of this standard effective January 1, 2013 did not have a material impact on the consolidated financial statements.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Assets Under Management
The following table reflects changes in our AUM for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,		Period-to-Period
	2013	2012	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$24,791.5	$23,550.5	$1,241.0	5%
Gross client inflows	484.9	507.0	(22.1)	(4)%
Gross client outflows	(1,036.5)	(1,084.1)	47.6	(4)%
Market appreciation (depreciation)	1,583.7	1,349.9	233.8	17%
Ending assets under management	$25,823.6	$24,323.3	$1,500.3	6%
Mutual funds and collective investment trusts
Beginning assets under management	$21,526.2	$18,821.0	$2,705.2	14%
Gross client inflows	1,414.8	1,306.5	108.3	8%
Gross client outflows	(1,271.8)	(1,343.4)	71.6	(5)%
Market appreciation (depreciation)	1,622.1	1,160.6	461.5	40%
Ending assets under management	$23,291.3	$19,944.7	$3,346.6	17%
Total assets under management
Beginning assets under management	$46,317.7	$42,371.5	$3,946.2	9%
Gross client inflows	1,899.7	1,813.5	86.2	5%
Gross client outflows	(2,308.3)	(2,427.5)	119.2	(5)%
Market appreciation (depreciation)	3,205.8	2,510.5	695.3	28%
Ending assets under management	$49,114.9	$44,268.0	$4,846.9	11%

Our total AUM increased by $4.8 billion, or 11%, to $49.1 billion as of September 30, 2013 from $44.3 billion as of September 30, 2012. For the three months ended September 30, 2013, gross client inflows increased by $0.1 billion as compared to the three months ended September 30, 2012, while gross client outflows decreased by $0.1 billion for the same period. Additionally, we experienced market appreciation of $3.2 billion for the three months ended September 30, 2013 compared to market appreciation of $2.5 billion for the three months ended September 30, 2012.
The total AUM increase of $2.8 billion, or 6%, to $49.1 billion at September 30, 2013 from $46.3 billion at June 30, 2013 was attributable to market appreciation of $3.2 billion offset by net outflows of $0.4 billion. Our net client flows were comprised of separate accounts net client outflows of $0.6 billion and net inflows from our mutual funds and collective investment trusts of $0.1 billion. As it relates to separate accounts, outflows were mainly due to withdrawals from existing clients. The annualized separate account retention rate was 95% for the three months ended September 30, 2013.
Market appreciation during the three months ended September 30, 2013 constituted a 7% rate of increase in our total AUM. The investment gain was 6% in separately managed accounts and was 8% in mutual funds and collective investment trusts.
The rates of change in AUM during the three months ended September 30, 2013 was most significant in our equity portfolio with an increase of 7%, while our blended asset portfolio increased by 5% and fixed income portfolio decreased by 5%. The rates of change in AUM were most significant in our blended asset and equity portfolios from September 30, 2012 to September 30, 2013, as these portfolios each experienced increases of 11% over this period, while our fixed income portfolio decreased by 7%.
As of September 30, 2013, the composition of our AUM was 47% in mutual funds and collective investment trusts and 53% in separate accounts, compared to 45% in mutual funds and collective investment trusts and 55% in separate accounts at September 30, 2012. The composition of our AUM across portfolios at September 30, 2013 was 47% in blended assets, 51% in equity, and 2% in fixed income, compared to 46% in blended assets, 51% in equity, and 3% in fixed income at September 30, 2012.

The following table sets forth our results of operations and related data for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,		Period-to-Period
	2013	2012	$	%
	(in thousands, except share data)

Revenues
Investment management services revenue	$94,647	$85,382	$9,265	11%
Expenses
Compensation and related costs	44,935	40,922	4,013	10%
Distribution, servicing and custody expenses	17,459	14,612	2,847	19%
Other operating costs	7,706	8,174	(468)	(6)%
Total operating expenses	70,100	63,708	6,392	10%
Operating income	24,547	21,674	2,873	13%
Non-operating income (loss)
Non-operating income (loss), net	468	610	(142)	(23)%
Income before provision for income taxes	25,015	22,284	2,731	12%
Provision for income taxes	2,222	1,220	1,002	82%
Net income attributable to controlling and noncontrolling interests	22,793	21,064	1,729	8%
Less: net income attributable to noncontrolling interests	21,479	19,410	2,069	11%
Net income attributable to Manning & Napier, Inc.	$1,314	$1,654	$(340)	(21)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.10	$0.12
Diluted	$0.10	$0.12
Weighted average shares of Class A common stock outstanding
Basic	13,634,246	13,583,873
Diluted	13,690,641	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic income (1)	$43,252	$39,574	$3,678	9%
Economic net income (1)	$26,707	$24,437	$2,270	9%
Economic net income per adjusted share (1)	$0.30	$0.27
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue increased by $9.3 million, or 11%, to $94.6 million for the three months ended September 30, 2013 from $85.4 million for the three months ended September 30, 2012. This change in revenue is generally consistent with the $4.7 billion, or 11%, increase in our average AUM to $48.0 billion for the three months ended September 30, 2013 from $43.2 billion for the three months ended September 30, 2012.

Our average separately managed account fee decreased slightly to 62 basis points for the three months ended September 30, 2013 from 63 basis points for the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, separately managed account standard fees ranged from 15 basis points to 125 basis points.
Our average fee on mutual fund and collective investment trust products decreased slightly to 88 basis points for the three months ended September 30, 2013 from 89 basis points for the three months ended September 30, 2012. For both the three months ended September 30, 2013 and 2012, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points.
Operating Expenses
Our operating expenses increased by $6.4 million, or 10%, to $70.1 million for the three months ended September 30, 2013 from $63.7 million for the three months ended September 30, 2012.
Compensation and related costs increased by $4.0 million, or 10%, to $44.9 million for the three months ended September 30, 2013 from $40.9 million for the three months ended September 30, 2012. This increase was mainly due to increased incentive compensation costs resulting from higher absolute investment performance in 2013, coupled with an increase in equity-based compensation charges when compared to the three months ended September 30, 2012. When considered as a percentage of revenue, compensation and related costs, excluding non-cash reorganization-related share-based compensation charges, for the three months ended September 30, 2013 remained consistent with the same period in the prior year at 28%.
Distribution, servicing and custody expenses increased by $2.8 million, or 19%, to $17.5 million for the three months ended September 30, 2013 from $14.6 million for the three months ended September 30, 2012. The increase was generally attributable to a 17% increase in mutual funds and collective investment trusts average AUM for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense remained generally consistent at 35% for the three months ended September 30, 2013, compared to 34% for the three months ended September 30, 2012.
Other operating costs decreased by $0.5 million, or 6%, to $7.7 million for the three months ended September 30, 2013 from $8.2 million for the three months ended September 30, 2012. As a percentage of revenue, other operating costs remained generally consistent at 8% for the three months ended September 30, 2013 compared to 10% for the three months ended September 30, 2012.
Non-Operating Income (Loss)
Non-operating income decreased by $0.1 million, or 23%, to $0.5 million for the three months ended September 30, 2013 from $0.6 million for the three months ended September 30, 2012. The non-operating income during the respective periods is driven mainly by the performance on investment securities designated as trading securities, which was similar in amount between the two periods. In addition, the decrease in non-operating income for the three months ended September 30, 2013 is attributed to an increase in the amounts payable under the tax receivable agreement of $0.1 million when compared to the same period in 2012 as a result of a change in the current year realized tax benefit. This change results in increases in current and future year amounts payable under the tax receivable agreement.
Provision for Income Taxes
The Company’s tax provision increased by $1.0 million, or 82%, to $2.2 million for the three months ended September 30, 2013 from $1.2 million for the three months ended September 30, 2012. The increase was driven by a change in pre-tax earnings and the tax impacts associated with the flow-through entities.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Assets Under Management
The following table reflects changes in our AUM for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,		Period-to-Period
	2013	2012	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$24,683.6	$22,658.1	$2,025.5	9%
Gross client inflows	1,939.8	2,365.4	(425.6)	(18)%
Gross client outflows	(3,999.5)	(3,217.2)	(782.3)	24%
Market appreciation (depreciation)	3,199.7	2,517.0	682.7	27%
Ending assets under management	$25,823.6	$24,323.3	$1,500.3	6%
Mutual funds and collective investment trusts
Beginning assets under management	$20,525.3	$17,542.0	$2,983.3	17%
Gross client inflows	4,564.0	4,603.1	(39.1)	(1)%
Gross client outflows	(4,369.5)	(4,238.0)	(131.5)	3%
Market appreciation (depreciation)	2,571.5	2,037.6	533.9	26%
Ending assets under management	$23,291.3	$19,944.7	$3,346.6	17%
Total assets under management
Beginning assets under management	$45,208.9	$40,200.1	$5,008.8	12%
Gross client inflows	6,503.8	6,968.5	(464.7)	(7)%
Gross client outflows	(8,369.0)	(7,455.2)	(913.8)	12%
Market appreciation (depreciation)	5,771.2	4,554.6	1,216.6	27%
Ending assets under management	$49,114.9	$44,268.0	$4,846.9	11%
Our total AUM increased by $4.8 billion, or 11%, to $49.1 billion as of September 30, 2013 from $44.3 billion as of September 30, 2012. For the nine months ended September 30, 2013, gross client inflows decreased by $0.5 billion as compared to the nine months ended September 30, 2012, while gross client outflows increased by $0.9 billion for the same periods. Additionally, we experienced market appreciation of $5.8 billion for the nine months ended September 30, 2013 compared to market appreciation of $4.6 billion for the nine months ended September 30, 2012.
The total AUM increase of $3.9 billion, or 9%, to $49.1 billion at September 30, 2013 from $45.2 billion at December 31, 2012 was a result of market appreciation of $5.8 billion, partially offset by net client outflows of $1.9 billion. The net client outflows were primarily related to our separate accounts as net flows to our mutual funds and collective investment trusts were generally flat. The net outflows from our separate accounts were largely driven by withdrawals from existing client accounts. The annualized separate account retention rate was approximately 93% during the nine months ended September 30, 2013.
Market appreciation during the nine months ended September 30, 2013 constituted a 12.8% rate of increase in our total AUM. The investment gain was 13.0% in separately managed accounts and 12.5% in mutual funds and collective investment trusts.
The rates of change in AUM during the nine months ended September 30, 2013 were comprised of increases of 12% and 7% in our blended asset and equity portfolios respectively, and a decrease in our fixed income portfolio of 10%. The rates of change in AUM from September 30, 2012 to September 30, 2013 were comprised of increases in our blended asset and equity portfolios of 11% each, while our fixed income portfolio decreased by 7%.
As of September 30, 2013, the composition of our AUM was 47% in mutual funds and collective investment trusts and 53% in separate accounts, compared to 45% in mutual funds and collective investment trusts and 55% in separate accounts at December 31, 2012 and September 30, 2012. The composition of our AUM across portfolios at September 30, 2013 was 47% in blended assets, 51% in equity, and 2% in fixed income, compared to 45% in blended assets, 52% in equity, and 3% in fixed income at December 31, 2012, and 46% in blended assets, 51% in equity, and 3% in fixed income at September 30, 2012.

The following table sets forth our results of operations and other data for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,		Period-to-Period
	2013	2012	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$277,876	$251,925	$25,951	10%
Expenses
Compensation and related costs	140,739	115,224	25,515	22%
Distribution, servicing and custody expenses	49,869	42,964	6,905	16%
Other operating costs	23,235	22,776	459	2%
Total operating expenses	213,843	180,964	32,879	18%
Operating income	64,033	70,961	(6,928)	(10)%
Non-operating income (loss)
Non-operating income (loss), net	548	392	156	40%
Income before provision for income taxes	64,581	71,353	(6,772)	(9)%
Provision for income taxes	6,799	6,409	390	6%
Net income attributable to controlling and noncontrolling interests	57,782	64,944	(7,162)	(11)%
Less: net income attributable to noncontrolling interests	55,864	62,223	(6,359)	(10)%
Net income attributable to Manning & Napier, Inc.	$1,918	$2,721	$(803)	(30)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.14	$0.20
Diluted	$0.14	$0.20
Weighted average shares of Class A common stock outstanding
Basic	13,612,289	13,583.873
Diluted	13,673,499	13,583,873
Cash dividends declared per share of Class A common stock	$0.48	$0.48

Other financial and operating data
Economic income (1)	$127,374	$116,389	$10,985	9%
Economic net income (1)	$78,653	$71,870	$6,783	9%
Economic net income per adjusted share (1)	$0.88	$0.80
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue increased by $26.0 million, or 10%, to $277.9 million for the nine months ended September 30, 2013 from $251.9 million for the nine months ended September 30, 2012. This increase was driven primarily by a $4.7 billion, or 11%, increase in our average AUM to $47.7 billion for the nine months ended September 30, 2013 from $43.0 billion for the nine months ended September 30, 2012.

Our average separately managed account fee remained consistent at 62 basis points for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012. For both the nine months ended September 30, 2013 and 2012, separately managed account management fees ranged from 15 basis points to 125 basis points.
Our average fee on mutual fund and collective investment trust products decreased to 88 basis points for the nine months ended September 30, 2013 from 90 basis points for the nine months ended September 30, 2012. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For both the nine months ended September 30, 2013 and 2012, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points.
Operating Expenses
Our operating expenses increased by $32.9 million, or 18%, to $213.8 million for the nine months ended September 30, 2013 from $181.0 million for the nine months ended September 30, 2012.
Compensation and related costs increased by $25.5 million, or 22%, to $140.7 million for the nine months ended September 30, 2013 from $115.2 million for the nine months ended September 30, 2012. This increase was primarily attributable to an increase in non-cash reorganization-related share-based compensation charge of $17.8 million during the nine months ended September 30, 2013 due to increases in our stock price and the timing of the expense recognition for the performance-based awards under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. The remaining increase is driven by higher incentive compensation costs resulting from the strong absolute and relative investment performance for the nine months ended September 30, 2013 compared to the prior year. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges for the nine months ended September 30, 2013 remained consistent with the comparable period in 2012 at 28%.
Distribution, servicing and custody expenses increased by $6.9 million, or 16%, to $49.9 million for the nine months ended September 30, 2013 from $43.0 million for the nine months ended September 30, 2012. The increase was generally attributable to a 15% increase in mutual funds and collective investment trusts average AUM for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses remained generally consistent at 34% for the nine months ended September 30, 2013, compared to 33% for the nine months ended September 30, 2012.
Other operating costs increased by $0.5 million, or 2%, to $23.2 million for the nine months ended September 30, 2013 from $22.8 million for the nine months ended September 30, 2012. As a percentage of revenue, other operating costs remained generally consistent at 8% for the nine months ended September 30, 2013, from 9% for the nine months ended September 30, 2012.
Non-Operating Income (Loss)
Non-operating income increased by $0.2 million, or 40%, to $0.5 million for the nine months ended September 30, 2013 from $0.4 million for the nine months ended September 30, 2012. The increase was due to improved performance on investment securities designated as trading securities for the nine months ended September 30, 2013 compared to 2012.
Provision for Income Taxes
The Company’s tax provision increased by $0.4 million, or 6%, to $6.8 million for the nine months ended September 30, 2013 from $6.4 million for the nine months ended September 30, 2012. The increase was primarily driven by a change in pre-tax earnings and the tax impacts associated with the flow-through entities.
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
The following table sets forth our other financial and operating data for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Economic income	$43,252	$39,574	$127,374	$116,389
Economic net income	$26,707	$24,437	$78,653	$71,870
Economic net income per adjusted share	$0.30	$0.27	$0.88	$0.80
Weighted average adjusted Class A common stock outstanding	89,912,186	89,983,873	89,885,003	89,983,873

	September 30,
	2013	2012
Total adjusted Class A common stock outstanding	89,912,186	89,983,873

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$1,314	$1,654	$1,918	$2,721
Plus: net income attributable to noncontrolling interests	21,479	19,410	55,864	62,223
Net income attributable to controlling and noncontrolling interests	22,793	21,064	57,782	64,944
Provision for income taxes	2,222	1,220	6,799	6,409
Income before provision for income taxes	25,015	22,284	64,581	71,353
Reorganization-related share-based compensation	18,237	17,290	62,793	45,036
Economic income	43,252	39,574	127,374	116,389
Adjusted income taxes	16,545	15,137	48,721	44,519
Economic net income	$26,707	$24,437	$78,653	$71,870

Net income available to Class A common stock per basic share	$0.10	$0.12	$0.14	$0.20
Plus: net income attributable to noncontrolling interests per basic share	1.57	1.43	4.11	4.58
Net income attributable to controlling and noncontrolling interests per basic share	1.67	1.55	4.25	4.78
Provision for income taxes per basic share	0.16	0.09	0.50	0.47
Income before provision for income taxes per basic share	1.83	1.64	4.75	5.25
Reorganization-related share-based compensation per basic share	1.34	1.27	4.61	3.32
Economic income per basic share	3.17	2.91	9.36	8.57
Adjusted income taxes per basic share	1.21	1.11	3.58	3.28
Economic net income per basic share	1.96	1.80	5.78	5.29
Less: Impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to publicly traded shares	(1.66)	(1.53)	(4.90)	(4.49)
Economic net income per adjusted share	$0.30	$0.27	$0.88	$0.80
Weighted average shares of Class A common stock outstanding - Basic	13,634,246	13,583,873	13,612,289	13,583,873
Weighted average exchangeable units of Manning & Napier Group, LLC	75,861,023	76,400,000	76,037,530	76,400,000
Weighted average Restricted Stock Units (RSUs)	416,917	—	235,184	—
Weighted average adjusted Class A common stock outstanding	89,912,186	89,983,873	89,885,003	89,983,873

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable, amounts due from broker and investment securities held by us for the purpose of providing initial cash seeding for product development purposes. The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$126,294	$108,324
Accounts receivable	$37,390	$36,729
Due from broker	$5,850	$—
Investment securities, at fair value	$13,841	$13,082
Amounts payable under tax receivable agreement (1)	$44,037	$45,917
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2013 and December 31, 2012, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions. We believe cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2013 and 2012. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, deferred income tax expense and depreciation. Investing activities consist primarily of the purchase and sale of investments, as well as the purchases of property and equipment. Financing activities consist primarily of distributions, dividends paid and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Nine months ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$119,591	$111,468
Net cash used in investing activities	(6,583)	(9,655)
Net cash used in financing activities	(95,038)	(86,064)
Net change in cash and cash equivalents	$17,970	$15,749
Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012
Operating Activities
Operating activities provided $119.6 million and $111.5 million of net cash for the nine months ended September 30, 2013 and 2012, respectively. This overall $8.1 million increase in net cash provided by operating activities for the nine months ended September 30, 2013 compared to 2012 was mainly due to an increase in net income after adjustment for non-cash items of approximately $11.3 million driven by increased revenues resulting primarily from an increase in our average AUM. This increase was partially offset by a decrease of $3.2 million in operating assets and liabilities, mainly attributable to a decrease in accrued expenses.
Investing Activities
Investing activities used $6.6 million and $9.7 million of net cash for the nine months ended September 30, 2013 and 2012, respectively. This overall $3.1 million decrease in net cash used by investing activities was primarily due to the timing of activity within our investment securities designated as trading for the seeding of new products and a decrease in property and equipment purchases of $0.7 million for the nine months ended September 30, 2013 compared to 2012.

Financing Activities
Financing activities used $95.0 million and $86.1 million of net cash for the nine months ended September 30, 2013 and 2012, respectively. This overall $9.0 million increase in net cash used in financing activities was primarily the result of the purchase of Class A units of Manning & Napier Group of $7.4 million in the first quarter of 2013 and an increase in dividends paid on our class A common stock of $2.2 million during the nine months ended September 30, 2013.
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
On August 8, 2013, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on November 1, 2013 to shareholders of record as of October 15, 2013.
On October 25, 2013, the Board of Directors declared a $0.24 per share dividend to the holders of Class A common stock. The dividend is payable on February 3, 2014 to shareholders of record as of January 15, 2014.
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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2013.
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
The value of our AUM was $49.1 billion as of September 30, 2013. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.9 billion, which would cause an annualized increase or decrease in revenues of approximately $38.3 million at our current weighted average fee rate of 0.78%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities and investments in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $13.8 million as of September 30, 2013 of which $13.2 million is classified as trading, and $0.6 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $1.4 million at September 30, 2013. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $49.1 billion as of September 30, 2013. As of September 30, 2013, approximately 32% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 32% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $1.6 billion, which would cause an annualized increase or decrease in revenues of approximately $12.3 million at our current weighted average fee rate of 0.78%.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012 risk factors relating to our business, our industry, our structure and our Class A common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning our company. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2012.
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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

(1) Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: November 12, 2013	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)