Form 10-K
period 2013-12-31
Manning & Napier, Inc.
filed 2014-03-14
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35355
___________________________________
 MANNING & NAPIER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-2609100 (I.R.S. Employer Identification No.)

290 Woodcliff Drive Fairport, New York	14450
(Address of principal executive offices)	(Zip code)
(585) 325-6880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange in which registered
Class A common stock, $0.01 par value per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 28, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $240.2 million based on the closing price of $17.76 for one share of common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2014
Class A common stock, $0.01 par value per share	13,634,246
Class B common stock, $0.01 par value per share	1,000
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be held June 18, 2014 are incorporated by reference into Part III of this Form 10-K.

In this Annual Report on Form 10-K, “we”, “our”, “us”, the “Company”, “Manning & Napier” and the “Registrant” refers to Manning & Napier, Inc. and, unless the context otherwise requires, its direct and indirect subsidiaries and predecessors on a consolidated basis.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our views with respect to, among other things, our operations and financial performance. Words like “believes,” “expects,” “may,” “estimates,” “will,” “should,” “could,” “intends,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” as well as other sections of this report which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of the Company’s products; client sales and redemption activity; any loss of an executive officer or key personnel; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
The Company was incorporated on June 22, 2011 for the purpose of facilitating an initial public offering ("IPO") of 13,583,873 shares of its Class A common stock and to become the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. Prior to the series of transactions to reorganize our capital structure in advance of the IPO, we were a group of privately-held, affiliated companies, which we refer to as the “Manning & Napier Companies”. The diagram below depicts our organization structure as of December 31, 2013.

Public Investors
William Manning
100% Class A common stock
49.8% voting rights
100% economic rights
100% Class B common stock
50.2% voting rights
no economic rights
Manning & Napier, Inc.
Ticker: MN
Manning & Napier Capital Company, LLC
M&N Group Holdings, LLC
1.2% Class A units
1.2% voting and economic rights
14.0% Class A units
14.0% voting and economic rights
84.8% Class A units
84.8% voting and economic rights
Manning & Napier Group, LLC (1)

 ________________________

(1)
Manning & Napier, Inc. is the managing member of Manning & Napier Group. The operating subsidiaries of Manning & Napier Group are Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Advisory Advantage Company, LLC ("AAC"), Exeter Advisors I, LLC, Manning & Napier Alternative Opportunities, LLC , Perspective Partners, LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. ("MNBD") and Exeter Trust Company. AAC transferred all of its business to MNA and was dissolved effective December 31, 2013.

As illustrated in the chart below, since 1999, we have achieved strong growth in discretionary assets under management, or AUM. From December 31, 1999 through December 31, 2013, our AUM has increased from $6.9 billion to $50.8 billion, representing a compound annual growth rate of 15.3% during a period that included over an 8 year long secular bear market. Our growth in AUM resulted in an increase in our revenues from $50.2 million for the year ended December 31, 1999 to $376.1 million for the year ended December 31, 2013. We believe this growth is primarily the result of our consultative, total-solutions approach to working with clients and our investment process that has yielded attractive long-term investment results.

__________________________
Note: Reflects our AUM over the periods indicated. Data as of December 31 of each year.
Since our inception, we have taken the view that an active, team-based approach to portfolio management is the best way to manage risk for clients as market conditions change. Across our variety of equity, fixed income and blended asset portfolios, our goal is to provide competitive absolute returns over full market cycles. We employ disciplined processes that seek to avoid areas of speculation by focusing on investments with strong fundamentals at reasonable prices or stable fundamentals at attractive prices. To ensure a focus on absolute returns, we employ a compensation structure for our research team that rewards positive and above benchmark results and penalizes negative and below benchmark results. This active, absolute-returns based approach requires flexibility to invest where opportunities are and avoid speculation, regardless of the allocations within a comparative benchmark.
Initially, this approach helped us build a client base of high net worth individuals, small business owners and middle market institutions, and we maintain these relationships in many targeted geographic regions. This foundation allowed us to expand our business to serve the needs of larger institutions, investment consultants and other intermediaries, which has been a key driver of the growth reflected in the chart above.
In addition to a strong, team-based research engine, we have an internal organization of specialists to provide additional consultative services beyond investment management, which we believe helps us build close relationships with our clients through multiple service touch points and a solutions-oriented approach. We have designed solutions that are specific to our clients’ needs, including: 401(k) plan design and participant education; family wealth management and trust services; and group health and ancillary benefits advisory services. Taken together with attractive long-term investment performance across portfolios, our consultative, total-solutions approach has allowed us to achieve a high average annual separate account retention rate. For the ten-year period ending December 31, 2013, our average annual separate account retention rate was approximately 94%.
Our commitment to team-based research, an absolute return focus and a flexible process that is benchmark-agnostic have been central to our success, and we believe are distinctive within the industry. Our mutual funds have earned a number of industry accolades over time, including a finalist ranking for Morningstar’s international manager of the decade, multiple Lipper awards and a Gold Morningstar Analyst rating for several of our equity, life style and target date mutual funds. As of December 31, 2013 , 26% of our total mutual fund AUM rated by Morningstar were in funds rated at least four stars, and 92% were in funds that were rated at least three stars. From January 1, 2000 through December 31, 2013, our core mutual funds, representing a majority of our mutual fund and collective investment trust AUM, have experienced attractive cumulative returns well in excess of the returns earned by broad equity market indexes.

__________________________
Note: Represents cumulative returns, net of fees, for the mutual funds set forth above from January 1, 2000 to December 31, 2013. Percentages in parentheses represent allowable equity range for each mutual fund.
We offer our investment management capabilities primarily through direct sales to high net worth individuals and institutions, as well as through third-party intermediaries, platforms and institutional investment consultants. Our AUM as of December 31, 2013 by investment vehicle and portfolio were as follows:

As of December 31, 2013, we had 507 employees, including William Manning, our Chairman and controlling stockholder, and other employee-owners, most of whom are based in Fairport, New York. Collectively, these employee-owners directly and indirectly own approximately 86% of our operating subsidiary, Manning & Napier Group, through which we conduct all of our business. We believe that our culture of employee ownership aligns our interests with those of our clients and shareholders by delivering strong long-term investment performance and solutions.
Our Strategy
Our approach for continued success is focused on the strategies described below.
Maintain a Strong, Team-Based Research Engine
With a research department of 95 people, we are committed to a team-based approach to portfolio management to ensure that success can be repeated over time. All of our investment products are managed by a team of individuals, so that stability of process takes precedence over any individual personality. Our Senior Research Group of 13 Managing Directors within our research department has oversight for all team-based decisions. This group averages 19 years tenure with our firm. We take a home-grown approach to maintaining this strong research engine. Analysts begin their employment with us as Research Assistants or Associates, and progress to the Analyst level only after learning our process and disciplines in a role that supports the portfolio management teams. We believe this ensures consistency with our time-tested philosophies and also provides a source of future analysts to address growth and turnover. This home-grown, team-based approach to portfolio management has been key to our success over time, and we will continue to invest in the growth and development of the research department as growth in AUM and/or product development warrants.

Expand Distribution
We continue to focus on the depth of our multi-channel distribution structure, which includes both direct and intermediary channels. Within our intermediary channel, we recognize the growing influence and specialization of retirement plan advisors. To address this opportunity, we are identifying a specific Defined Contribution Investment Only wholesaling team to focus their sales efforts on retirement specialist advisors, who work with small-to-mid market defined contribution plans. Non-retirement plan advisors will continue to be focused on wealth management investment solutions.
Within our direct channel, our high-touch distribution strategy has allowed us to build strong relationships over time. Recent hires in Texas and California have added to our historical footprint, which was originally concentrated around New York, Pennsylvania and Ohio and more recently spanning the east coast. We plan to continue expanding our direct distribution sales force domestically to the west coast. In particular, we are looking to add a Taft Hartley presence on the west coast. Beyond deepening these current channels, we continue to look at ways to expand our global distribution, including leveraging our current relationships in Europe and expanding into new markets.
Innovative Product Development
Our on-going development of products and consultative services in response to current and prospective client needs historically has been a source of growth. Today's market environment presents new challenges for investors. Historically low yields on fixed income securities, the potential for rising interest rates and future inflation, and continued global uncertainty have created an investing landscape that requires new solutions to meeting objectives. We understand that we must stay relevant and competitive by ensuring that we are consistently providing innovative solutions that address today's challenges. Our global fixed income mutual fund, flexible income separate account strategy, inflation focused equity strategies, strategic income mutual funds, and emerging market mutual fund are all examples of newer products that may meet the needs and/or demands of investors in today's challenging environment. In addition to these new products, we continue to incubate new strategies, including some in the alternatives space, along with others such as large cap growth, large cap value and international fixed income. Today, we have more than 180 people dedicated to sales, service and product development and we will intend to add resources where solving key problems can strengthen our relationships with clients.
Enhanced Consultative Services
Offering consultative services alongside our team-based, process-driven investment management has been a source of both new business and client retention over our history. Currently, we offer a variety of consultative services to individual and institutional clients, including estate and tax planning, asset/liability modeling for defined benefit pension plans, retirement and health plan design analysis for employers, and donor relations and planned giving services for endowment and foundation clients.
Many of these services are offered through our Client Analytics Group, which consists of more than 20 internal consultants whose primary responsibilities include working with prospective and current clients to solve investment and planning-related problems. This group includes several chartered financial analysts, certified financial planners, an accredited investment fiduciary and professionals with law and masters degrees.
We also offer several technology-driven products and services aimed at the middle-market employer marketplace to assist both employers and employees with their health and wealth planning. Specifically, we offer technology that assists employers in offering and administering health benefit plans, including a web-based platform to educate employees about high deductible health benefit plans. We expect to continue to develop and may acquire products and services to help employers best address key issues regarding retirement and health benefit plans.
Products and Services
We manage a variety of equity, fixed income and blended asset strategies, using primarily traditional asset classes such as stocks and bonds. These strategies may include a mix of the different vehicles we offer, including separate accounts, mutual funds, and collective investment trusts. Our goal is to help our clients meet their investment objectives by providing competitive positive returns over full stock market cycles, including both bull and bear market environments. Three key elements of our investment process help to keep us focused on that goal:

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

•
A Focus on Absolute Returns. Whether investing in a country, industry or individual company, we hold a strong belief that price matters. We are focused on helping our clients avoid permanent loss of capital over their time horizon, which is different than day-to-day volatility, which could in fact present opportunities. To that end, we believe we have aligned the incentives of our analysts with the goals of our clients by structuring our analyst compensation system such that returns that are both negative and below benchmarks produce a negative bonus the analyst has to offset before earning a positive bonus. The analysts earn their largest bonus, which could be multiples of their salary and the largest part of their total compensation, when they earn returns that are both positive and above benchmarks for our clients. We believe this focus on price has provided capital preservation in many valuation-based bear markets during our history, and reduces the risk of permanent, downside price fluctuation from our buy price.

•
Flexibility to be Benchmark Agnostic. The flexibility to invest across sectors, countries and asset classes allows us to focus on companies we view as having greater upside potential than downside risk, and allows us to have a broad enough opportunity set to freely navigate away from areas of excess or speculation without limiting the number of investment opportunities. While this approach may often result in our strategies having meaningfully different allocations and exposures when compared to market benchmarks, we believe this type of differentiation is necessary to manage risk in many environments.

All strategies are managed under the oversight of our Senior Research Group. In total, we have 95 full-time employees in our research department, including 35 equity analysts/economists and four fixed income analysts/economists.
The table below summarizes the cumulative excess returns against industry benchmarks for our key investment strategies as of December 31, 2013. These strategies are used across separate account, mutual fund, and collective investment trust vehicles, and represent approximately 85% of our total AUM as of December 31, 2013.

Key Strategies	AUM as of December 31, 2013 (in thousands)	Inception Date	Cumulative Portfolio Return Since Inception	Benchmark Return Since Inception of Portfolio (1)		Cumulative Excess Return Since Inception
Long-Term Growth 30%-80% Equity Exposure	$10,686,096	1/1/1973	4,898.9%	3,922.3%	(2)	976.6%
Growth with Reduced Volatility 20%-60% Equity Exposure	$4,699,656	1/1/1973	3,695.7%	3,334.3%	(3)	361.4%
Aggregate Fixed Income	$401,561	1/1/1984	876.9%	836.1%	(4)	40.8%
Equity-Oriented	$4,452,553	1/1/1993	746.6%	474.7%	(5)	271.9%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,980,364	1/1/1995	755.9%	425.1%	(6)	330.8%
Core Non-U.S. Equity	$17,831,073	10/1/1996	351.3%	161.7%	(7)	189.6%
Core U.S. Equity	$3,383,169	7/1/2000	160.2%	78.3%	(8)	82.0%

__________________________

(1)	These benchmarks are based on the average equity exposure of the portfolio as well as the market for the underlying securities.

(2)	Represents 55% from the S&P 500 Index and 45% from the Barclays U.S. Government/Credit Bond Index, or BGCB Index.

(3)	Represents 40% from the S&P 500 Index and 60% from the BGCB Index.

(4)	Represents the Barclays U.S. Aggregate Bond Index, or BAB Index.

(5)	Represents 65% from the Russell 3000® Index, 20% from the MSCI ACWI ex US Index, or the ACWIxUS Index, and 15% from the BAB Index.

(6)	Represents 80% from the Russell 3000® Index and 20% from the ACWIxUS Index.

(7)	Represents the ACWIxUS Index.

(8)	Represents the Russell 3000® Index.
Sales and Distribution
We distribute our products and services through direct sales to high net worth individuals, middle market institutions and larger institutional clients that are working with consultants. In addition, we have dedicated efforts to sell through financial intermediaries and platforms. In identifying prospective new business, we focus on individuals and institutions that have long-term objectives and needs, and are looking for a partner in addressing those objectives. We believe our problem-solving approach fosters strong relationships, and our focus on communicating our investment process helps to manage long-term expectations and minimize AUM turnover.
As of December 31, 2013, we have 54 sales and distribution professionals, with an average of approximately 17 years of industry experience. Our Managing Director of Sales, who has been with MNA since 1993, oversees 29 direct institutional and regional sales representatives. Our Managing Director of Regional Sales, Managing Director of Intermediary Distribution, and

Managing Director of Portfolio Strategies Group, who have respectively been with MNA for 15, 4 and 24 years, report to our Managing Director of Sales and help to manage our various sales and service representatives. Specifically, we have eight direct national sales representatives that cover large, multiple state territories prospecting large plans. We have 18 direct regional sales representatives that cover smaller territories and pursue both individual and middle market institutional business opportunities. We have two regional service representatives that focus on serving individual and small institutional clients. Our Intermediary Channel includes nine external wholesalers, five internal wholesalers, two key account representatives and a sales representative who focuses on third party distribution. Lastly, we have five Portfolio Strategists who are primarily responsible for consultant relations.
Sales representatives have different areas of focus in terms of client type, product and vehicle, but are highly knowledgeable about the investment markets, our investment process and our product and service offerings, so as to lessen the need for our research department personnel to assist in bringing new relationships on board. Our sales representatives are responsible for generating new business as well as maintaining existing business. Referrals are an important source of new business in both our direct and intermediary marketing efforts. To assist the sales representatives, we have 47 service professionals who are responsible for responding to client requests and questions.
Our separate accounts are primarily distributed by direct sales representatives that market to individuals and institutions in defined territories within North America. Our regional sales representatives form separate account relationships with high net worth individuals that own businesses, sit on boards of endowments or foundations, or are generally well-connected in their communities, and leverage those relationships to obtain middle market, institutional separate account business. Our high net worth and middle market separate account clients also often use the consultative services of our Client Analytics Group, which includes a variety of planning services. Our regional sales representatives focus more on large institutional mandates across the U.S. We obtain a smaller portion of our separate account business through our external and internal wholesalers, who work with intermediaries, including national brokerage firm representatives and independent financial advisors working with high net worth individuals, and unaffiliated registered investment advisor platforms that select our strategies for inclusion in their investment programs.
Our mutual funds and collective investment trusts are distributed through intermediaries, platforms and investment consultants, as well as direct to institutional clients. Our internal and external wholesale professionals are focused on distributing through retirement plan advisors who work with defined contribution plans, as well as through brokers and advisors who work with retail clients. Our consultant relations specialists are dedicated to building relationships with investment consultants and our platform sales representative is focused on identifying new platform or sub-advisory opportunities. The primary responsibilities of these individuals are to educate consultants, platform providers and advisors on our investment products and process and to ensure our products are among those considered for placement within mutual fund advisory programs, on platforms’ approved lists and in active searches conducted by consultants. Our direct institutional and regional sales representatives also contribute to mutual fund and collective investment trust distribution through sales and servicing of fund vehicles to large market retirement plan sponsors and institutions.
Competition
Historically, we have competed to attract assets to manage principally on the basis of:

•	a broad portfolio and service offering that provides solutions for our clients;

•	the disciplined and repeatable nature of our team-based investment processes;

•	the quality of the service we provide to our clients and the duration of our relationships with them;

•	the tenure and continuity of our management and team-based investment professionals; and

•	our track record of long-term investment excellence.
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
Regulation
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level, as well as by self-regulatory organizations and regulations outside the United States. Under certain of these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.
SEC Regulation
Manning & Napier Advisors, LLC and Exeter Advisors I, LLC are registered with the U.S. Securities and Exchange Commission, or SEC, as investment advisers under the U.S. Investment Advisers Act of 1940, as amended, ("the Advisers Act"). Additionally, the Manning & Napier Fund, Inc., (the "Fund"), and several of the third-party investment companies we sub-advise are registered under the U.S. Investment Company Act of 1940, (the "1940 Act"). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration.
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things:

•	trading for proprietary, personal and client accounts;

•	allocations of investment opportunities among clients;

•	use of soft dollars;

•	execution of transactions; and

•	recommendations to clients.
We manage accounts for all of our clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the U.S. Securities Exchange Act of 1934, as amended, (the "Exchange Act".) If our ability to use soft dollars were reduced or eliminated as a result of statutory amendments or new regulations, our operating expenses would increase.
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
For the year ended December 31, 2013, 41% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 41% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of the Fund and the investment portfolios of the Fund and the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the Fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with the Fund may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the Fund board after the initial term of one to two years.

The 1940 Act also imposes on the investment adviser to a mutual fund a fiduciary duty with respect to the receipt of the adviser’s investment management fees. That fiduciary duty may be enforced by the SEC through administrative action or litigation by investors in the fund pursuant to a private right of action.
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
MNBD, our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. As of December 31, 2013, MNBD was in compliance with its net capital requirements.
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
Non-U.S. Regulation
In addition to the extensive regulation our investment management industry is subject to in the United States, we are also subject to regulation by various Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. We are authorized to act as a non-resident sub-advisory investment manager to collective investment vehicles in Ireland. Our business is also subject to the rules and regulations of the more than 30 countries in which we currently buy and sell portfolio investments.
Employees
As of December 31, 2013, we had 507 employees, most of whom are based in Fairport, New York. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees are good. We strive to attract and retain the best talent in the industry.
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
We derive the majority of our revenue from investment management fees, typically calculated as a percentage of the market value of our AUM. As a result, our revenues are dependent on the value and composition of our AUM, all of which are subject to fluctuation due to many factors, including:

•
Declines in prices of securities in our portfolios. The prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, declining stock or commodities markets, changes in interest rates, a general economic downturn, political uncertainty or acts of terrorism. The U.S. and global financial markets continue to be subject to an unusual amount of uncertainty and instability. Such factors could cause an unusual degree of volatility and price declines for securities in the portfolios we manage. We are required to maintain cash held by brokers as collateral for managed futures and cash at brokers as collateral for securities sold, not yet purchased. If the market value of these securities decline in value, we may be required by the lender to provide additional collateral on minimal notice. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business.

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
We depend on the skills and expertise of qualified investment professionals and our success depends on our ability to retain key employees, including members of our senior management team. Our investment professionals possess substantial experience in investing and have been primarily responsible for the historically attractive investment performance we have achieved. We particularly depend on our executive officers as well as our Senior Research Group, which is a team of 13 senior analysts who manage our portfolios. The loss of any of these key individuals could limit our ability to successfully execute our business strategy and could have an adverse effect on our business.
Any of our investment or management professionals may resign at any time, subject to various covenants not to compete with us. In addition, employee-owners are subject to additional covenants not to compete. We do not carry key man insurance on any employees at this time.
Competition for qualified investment, management, marketing and client service professionals is intense and we may fail to attract and retain qualified personnel in the future. Our ability to attract and retain these personnel will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. We utilize a compensation structure that uses a combination of cash and equity-based incentives as appropriate. We intend for overall compensation levels to remain commensurate with amounts paid to our named executive officers and other key employees in the past. However, our compensation may not be effective to recruit and retain the personnel we need, especially if our equity-based compensation does not return significant value to employees. Any cost-reduction initiative or adjustments or reductions to compensation could negatively impact our ability to retain key personnel. In addition, changes to our management structure, corporate culture and corporate governance arrangements could negatively impact our ability to retain key personnel.
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
As of December 31, 2013, approximately 44% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect clients’ interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets and, as a result, those markets may have limited liquidity and higher price volatility and may lack established regulations. Liquidity may also be adversely affected by political or economic events, government policies, social or civil unrest within a particular country, and our ability to dispose of an investment may also be adversely affected if we increase the size of our investments in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest.
We derive a substantial portion of our revenues from our Core Non-U.S. Equity portfolios.
As of December 31, 2013, approximately 35% of our AUM were invested in our Core Non-U.S. Equity portfolios. The World Opportunities Series alone represented approximately 15% of our total AUM as of December 31, 2013. As a result, a substantial portion of our operating results depends upon the performance of our Core Non-U.S. Equity portfolios, and our ability to retain client assets in such portfolios. If a significant portion of the investors in our Core Non-U.S. Equity portfolios decide to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from these portfolios would decline, which could have an adverse effect on our earnings and financial condition.
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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have received in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have received are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2013 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings received at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, such as in 2008 and the third quarter of 2011, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
We depend in part on third-party distribution sources to market our portfolios and access our client base.
Our ability to attract additional assets to manage is in part dependent on our access to third-party intermediaries. We gain access to mutual fund investors and some retail and institutional clients through third parties, including mutual fund platforms and financial intermediaries. As of December 31, 2013, the largest relationship we have with a third party represents 2.8% of our total AUM and the mutual fund platform representing the largest portion of our fund assets represents an additional 2.6% of our total AUM. We compensate most of the intermediaries through which we gain access to investors in our mutual funds by paying fees, most of which are based on a percentage of assets invested in our mutual funds through that intermediary and with respect to which that intermediary provides services. These distribution sources and client bases may not continue to be accessible to us on terms we consider commercially reasonable, or at all. Limiting or the total absence of such access could have an adverse effect on our results of operations. Many of these consultants review and evaluate our products and our firm from time to time. Poor reviews or evaluations of a particular product, portfolio or us as an investment management firm may result in client withdrawals or may impair our ability to attract new assets through these intermediaries. In addition, the industry trends toward consolidation in the broker-dealer industry may lead to reduced distribution access and increases in fees we are required to pay to intermediaries. If such increased fees should be required, refusal to pay them could restrict our access to those client bases while paying them could adversely affect our profitability.
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
Our lenders may require us to provide additional collateral, which may restrict us from leveraging our assets as fully as desired, and reduce our liquidity, earnings and cash available for distribution to our shareholders.
Certain of our corporate assets are invested in products that we leverage and are managed by external managers. As a result, our abilities may be limited with regard to (i) monitoring such investments, (ii) regularly obtaining complete, accurate and current information with respect to such investments and (iii) exercising control over such investments. In addition, we are required to maintain cash held by brokers as collateral for managed futures and cash at brokers as collateral for securities sold, not yet purchased. If the market value of these securities fluctuate, we may be required by the lender to provide additional collateral on minimal notice. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to make distributions to our shareholders.
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
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in earnings.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential client or competitive information and could result in material financial loss, loss of competitive position, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in the Company’s earnings.
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
Further, due to acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may increase regulatory oversight of our business. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.
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

•	some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than the portfolios we offer;

•	some competitors may have more attractive investment returns due to current market conditions;

•	some competitors may operate in a different regulatory environment than we do, which may give them certain competitive advantages in the investment products and portfolio structures that they offer;

•	other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals; and

•	some competitors charge lower fees, including those with passive investment products and exchange traded funds, for their investment services than we do.

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
Risks Related to Our Structure
Control of a majority of the combined voting power of our capital stock by William Manning, and ownership of approximately 86% of Manning & Napier Group’s ownership interests by our employee owners, including William Manning, may give rise to conflicts of interest; failure to properly address these or other conflicts of interests could harm our reputation, business and results of operations.
William Manning holds a majority of the combined voting power of our capital stock through his ownership of 100% of our outstanding Class B common stock. Accordingly, William Manning, acting alone, has the ability to approve or disapprove substantially all transactions and other matters submitted to a vote of shareholders, including those relating to the tax receivable agreement, the exchange agreement and other material corporate transactions, such as a merger, consolidation, dissolution or sale of all or substantially all of our assets, the issuance or redemption of certain additional equity interests, and the election of directors. These voting and class approval rights could enable William Manning to consummate transactions that may not be in the best interests of holders of our Class A common stock or, conversely, prevent the consummation of transactions that may be in the best interests of holders of our Class A common stock. In addition, although he has voting control of Manning & Napier, all of William Manning’s economic interest in us is in the form of his indirect interests in Manning & Napier Group. Through William Manning's economic interest, he may receive payments from Manning & Napier under the tax receivable agreement entered into with him at the time of the reorganization transactions and the proceeds he may receive as a result of M&N Group Holdings, LLC ("M&N Group Holdings") and Manning & Napier Capital Company, LLC ("MNCC") exchanging the interests attributable to him in Manning & Napier Group for cash or, at our election, shares of our Class A common stock and, in the case of exchanges for shares of our Class A common stock, from selling such Class A common stock. As a result, William Manning’s economic interests may conflict with the interests of Manning & Napier and its public stockholders.
Our employee owners, including William Manning, directly and through their ownership of M&N Group Holdings and MNCC, indirectly hold approximately 86% of the ownership interests in Manning & Napier Group which, as discussed elsewhere, is our sole source of revenue. M&N Group Holdings and MNCC are entities controlled by William Manning, who, through his ownership indirectly owns a total of approximately 68% of the ownership interests in Manning & Napier Group. All of the other owners of interests in M&N Group Holdings and MNCC are current employees of ours, including our executive officers. Further, such employees have the right to cause M&N Group Holdings and MNCC to exchange their indirect interests in Manning & Napier Group for cash or shares of our Class A common stock. If they exercise this right in sufficient amounts, receive shares of our Class A common stock and do not resell such shares, it is possible that after the cancellation of our Class B common stock, these employees may control us. The interests of these employee owners may conflict with our interests and the interests of the holders of our Class A common stock. Decisions of our employee owners with respect to Manning & Napier Group, including those relating to the tax receivable agreement, the exchange agreement and the structuring of future transactions, may take into consideration these employee owners’ tax or other considerations even where no similar benefit would accrue to us or the holders of our Class A common stock.
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
We will continue to recognize substantial non-cash compensation expense through 2014
Upon the consummation of our initial public offering, certain Manning & Napier Companies adopted new vesting terms related to the pre-IPO ownership interests of our employees, including our named executive officers, other than William Manning. As a result, we have recognized and will continue to recognize substantial non-cash compensation expense through 2014. These expenses have significantly reduced our reported U.S. GAAP ("GAAP") net income for 2011, 2012 and 2013 and we expect these expenses will significantly reduce our reported GAAP net income in 2014.
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
Because William Manning holds a majority of the combined voting power of our capital stock through his ownership of 100% of our outstanding Class B common stock, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the "NYSE") listing requirements. As such, we are permitted to, and may, opt out of the corporate governance requirements that our board of directors, our compensation committee and our nominating and corporate governance committee meet the standard of independence established by the NYSE. As a result, our board of directors and compensation committee may have more directors who do not meet the independence standards than they would if those standards were to apply. In particular, so long as we are a “controlled company,” we are exempt from the NYSE rule that requires that a board be comprised of a majority of “independent directors.” Although we have a majority independent board at December 31, 2013, William Manning has a controlling influence over our board, and has sufficient voting power to elect the entire board, and our certificate of incorporation permits stockholders to remove directors at any time with or without cause. In addition, although we have established a nominating and corporate governance committee, we may opt out of the NYSE’s requirement that such committee contain independent directors. Our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE, and circumstances may occur in which the interests of William Manning could conflict with the interests of our other stockholders.
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

We have no material assets other than our ownership of Class A units of Manning & Napier Group and have no independent means of generating revenue. Manning & Napier Group is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Manning & Napier Group. Under the terms of its operating agreement, Manning & Napier Group is obligated to make tax distributions to holders of its units, including us. In addition to tax expenses, we also incur expenses related to our operations, including expenses under the tax receivable agreement, which we expect to be significant. We intend, as its managing member, to cause Manning & Napier Group to make distributions in an amount sufficient to allow us to pay our taxes and operating expenses, including any payments due under the tax receivable agreement. However, Manning & Napier Group’s ability to make such distributions is subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would violate any contract or agreement to which Manning & Napier Group is then a party or any applicable law or that would have the effect of rendering Manning & Napier Group insolvent. If we do not have sufficient funds to pay tax or other liabilities to fund our operations, we may have to borrow funds, which could adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid.
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
We entered into a tax receivable agreement with the other holders of Class A units of Manning & Napier Group, pursuant to which we are required to pay to such holder of such Class A units 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize, or are deemed to realize in certain circumstances, as a result of any step-up in tax basis in Manning & Napier Group’s assets resulting from (i) our purchase of such Class A units from M&N Group Holdings with a portion of the net proceeds of the initial public offering, (ii) our purchases or exchanges of such Class A units from M&N Group Holdings and MNCC, respectively, for cash or, at our election, shares of our Class A common stock and (iii) payments under the tax receivable agreement, including any tax benefits related to imputed interest deemed to be paid by us as a result of such agreement.
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, that the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us associated with the purchase of the Class A units held by M&N Group Holdings aggregated approximately $48.8 million as of December 31, 2013 over a 15-year period. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $44.0 million over the same 15-year period. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our, or our successor’s, obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2013, we estimate that we would be required to pay $42.0 million in the aggregate under the tax receivable agreement.
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
Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the market’s earnings expectations;

•	publication of negative research reports about us or the investment management industry, or the failure of securities analysts to cover our Class A common stock;

•	a limited float and low average daily trading volume, which may result in illiquidity as investors try to buy and sell and thereby exacerbating positive or negative pressure on our stock;

•	departures of any members of our senior management team or additions or departures of other key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	changes in market valuations of similar companies;

•	actual or anticipated poor performance in one or more of the portfolios we offer;

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
William Manning and our other employee-owners directly and indirectly own interests in M&N Group Holdings and directly own interests in MNCC, and they will have the right to exchange and cause M&N Group Holdings and MNCC to exchange, as applicable, such interests for cash or an aggregate of 75,861,023 shares of our Class A common stock pursuant to the terms of an exchange agreement; future sales of such shares in the public market, or the perception that such sales may occur, could lower our stock price.
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
We have 13,634,246 shares of Class A common stock outstanding. We have entered into an exchange agreement with M&N Group Holdings and MNCC, and the other direct holders of the units of Manning & Napier Group that are not owned by us and, subject to certain restrictions, are entitled to exchange such units for an aggregate of up to 75,861,023 shares of our Class A common stock, subject to customary adjustments. In addition, the holders of any units of Manning & Napier Group will also become parties to the exchange agreement and, pursuant to the terms of the exchange agreement, we may also purchase or exchange such units for shares of our Class A common stock. We are party to a registration rights agreement pursuant to which the shares of Class A common stock issued upon such exchanges are eligible for resale, subject to certain limitations set forth therein.
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
Our Class A common stockholders may experience dilution in the future as a result of the issuance of Class A common stock or units of Manning & Napier Group in connection with future acquisitions and/or equity grants under our 2011 Equity Compensation Plan.
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
Further, the Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition and other matters relating to us. Compliance with these requirements places significant additional demands on our legal, accounting and finance staff and on our accounting, financial and information systems and increases our legal and accounting compliance costs as well as our compensation expense as we may be required to hire additional accounting, tax, finance or legal staff.
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
Item 1B.     Unresolved Staff Comments.
None.
Item 2.         Properties.
Our corporate headquarters is located in Fairport, New York, and we have regional offices in St. Petersburg, Florida and Dublin, Ohio. We also lease office space in various other locations throughout the United States. We do not own any facilities. The table below lists our principal leased facilities.

Location	Lease Expiration	Approximate Square Footage
Fairport, New York	December 31, 2022	138,567
St. Petersburg, Florida	October 31, 2016	10,438
Dublin, Ohio	September 30, 2015	8,309
Amherst, New York	July 31, 2015	4,123
Tampa, Florida	July 31, 2018	4,065
Portsmouth, New Hampshire	March 31, 2014	600
We believe our properties are in good operating condition and adequately serve our current business operations. We also anticipate suitable additional or alternative space will be available at commercially reasonable terms for future expansion and to replace existing facilities at lease terminations to the extent necessary. Under the lease agreement for our corporate headquarters, we are required to pay a minimum of approximately $2.9 million annually for the use of the facility.
Item 3.         Legal Proceedings.
As an investment adviser to a variety of investment products, we are subject to routine reviews and inspections by the SEC and FINRA. From time to time we may also be involved in various legal proceedings arising in the ordinary course of our business. We do not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on our consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Currently, there are no legal proceedings pending or to our knowledge threatened against us.
Item 4.         Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases and Equity Securities.
Market for the Registrant’s Common Equity
Our Class A common stock has been listed and trading on the New York Stock Exchange under the symbol “MN” since November 18, 2011. Prior to November 18, 2011, there was no established public trading market for our Class A common stock. Our Class B common stock is not listed on the New York Stock Exchange and there is no established trading market for such shares.
The following table presents information on the high and low sales prices per share as reported on the New York Stock Exchange for our Class A common stock for the periods indicated and dividends declared during such periods:

	2013			2012
	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
First quarter	$16.78	$13.08	$0.16	$15.00	$12.48	$0.16
Second quarter	$20.05	$15.63	$0.16	$15.00	$12.96	$0.16
Third quarter	$18.34	$14.98	$0.16	$14.40	$11.80	$0.16
Fourth quarter	$18.81	$16.26	$0.24	$13.25	$11.95	$0.16
Holders
As of March 10, 2014 there were 4 holders of record of our Class A common stock and one holder of record of our Class B common stock. A substantial number of holders of our Class A common stock are held in “street name” and thereby held of record by depositories, banks, brokers, and other financial institutions.
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
The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account:

•	the financial results of Manning & Napier Group;

•	our available cash, as well as anticipated cash requirements, including any debt servicing and payments required under the tax receivable agreement;

•	our capital requirements and the capital requirements of our subsidiaries, including Manning & Napier Group;

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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2013.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	416,917	(1)	—	(2)	12,675,523	(3)
Equity compensation plans not approved by security holders	75,861,023	(4)	$—	(5)	—
Total	76,277,940		$—		12,675,523
__________________________

(1)	Represents Class A common stock issuable upon the vesting of restricted stock units granted under the 2011 Equity Compensation Plan and outstanding as of December 31, 2013.

(2)	No exercise price is associated with the restricted stock units outstanding at December 31, 2013.

(3)	Represents equity interests available for future issuance under the 2011 Equity Compensation Plan as of December 31, 2013.

(4)
Represents units of Manning & Napier Group which may be exchangeable for shares of our Class A common stock. In connection with the IPO, certain Manning & Napier Companies adopted new vesting terms related to the pre-IPO ownership interests of our employees, other than William Manning. For additional information on these vesting terms, please see Note 13 to the consolidated financial statements appearing elsewhere in this report.

(5)	No additional consideration is payable in connection with the exchange of units of Manning & Napier Group for shares of our Class A common stock.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from November 18, 2011 (the date our Class A common stock first began trading on the New York Stock Exchange) through December 31, 2013, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Manager Index is a composite of 34 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on November 18, 2011 and the reinvestment of all dividends, if any. The initial public offering price of our Class A common stock was $12.00 per share.

Company/Index	11/18/2011	12/30/2011	12/31/2012	12/31/2013
Manning & Napier, Inc.	$100.00	$104.08	$108.80	$158.69
S&P 500® Index	$100.00	$103.72	$120.32	$159.29
SNL Asset Manager Index	$100.00	$104.42	$133.97	$205.88
.
In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.
Item 6.         Selected Financial Data.
The following tables set forth selected consolidated financial data of Manning & Napier, Inc. The audited consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 and the audited consolidated statements of financial condition as of December 31, 2013 and 2012 are included elsewhere in this report.
The selected consolidated statements of operations data for the years ended December 31, 2010 and 2009 and the selected consolidated statements of financial condition data as of December 31, 2011, 2010 and 2009 have been derived from the Manning & Napier Companies' audited consolidated financial statements for such periods which are not included in this report.
The consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in "Item 8. Financial Statements and Supplemental Data."

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share data)
Revenues
Investment management services revenue	$376,068	$339,055	$329,992	$255,472	$162,660
Expenses
Compensation and related costs	191,803	165,698	305,957	78,416	55,643
Distribution, servicing and custody expenses (1)	67,688	58,068	54,446	40,698	21,977
Other operating costs (1)	31,738	31,145	28,373	21,416	20,128
Total operating expenses	291,229	254,911	388,776	140,530	97,748
Operating income (loss)	84,839	84,144	(58,784)	114,942	64,912
Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	—	(45,833)	(61,243)	(9,991)
Other non-operating income (loss) (1)	1,230	435	183	111	(136)
Total non-operating income (loss)	1,230	435	(45,650)	(61,132)	(10,127)
Income (loss) before provision for income taxes	86,069	84,579	(104,434)	53,810	54,785
Provision for income taxes	9,128	8,160	1,982	712	360
Net income (loss) attributable to controlling and noncontrolling interests	76,941	76,419	(106,416)	53,098	54,425
Less: net income (loss) attributable to noncontrolling interests	74,285	73,950	(79,249)	53,098	54,425
Net income (loss) attributable to Manning & Napier, Inc. (2)	$2,656	$2,469	$(27,167)	$—	$—
Net income (loss) per share available to Class A common stock (2)
Basic	$0.20	$0.18	$(2.11)	N/A	N/A
Diluted	$0.19	$0.18	$(2.11)	N/A	N/A
Weighted average shares of Class A common stock outstanding
Basic	13,617,823	13,583,873	12,894,136	N/A	N/A
Diluted	13,741,647	13,583,873	12,894,136	N/A	N/A
Cash dividends declared per share of Class A common stock	$0.72	$0.64	$—	N/A	N/A

Other financial and operating data
Economic income (3)	$167,492	$156,853	$156,723	$115,053	$64,776
Economic net income (3)	$103,426	$96,857	$96,776	$71,045	$39,999
Economic net income per adjusted share (3)	$1.15	$1.08	$1.08	N/A	N/A
Weighted average adjusted Class A common stock outstanding (3)	89,891,854	89,983,873	89,983,873	N/A	N/A

__________________________

(1)	Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. Refer to Note 2 to the consolidated financial statements.

(2)
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

(3)
Economic income, economic net income and economic net income per adjusted share are not financial measures prepared in accordance with GAAP. Our management uses the non-GAAP financial measures of economic income, economic net income and economic net income per adjusted share to evaluate the profitability and efficiency of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Non-GAAP Financial Information” for our reasons for including these non-GAAP measures in this report. Our non-GAAP financial measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands, except as noted)
Statements of financial condition data:
Cash and cash equivalents	$125,250	$108,324	$81,208	$27,543	$24,802
Investment securities	$21,321	$13,082	$4,642	$4,381	$2,720
Total assets	$252,604	$218,180	$178,833	$68,342	$53,368
Shares liability subject to mandatory redemption (1)	$—	$—	$—	$170,319	$109,076
Total liabilities	$106,815	$94,434	$87,025	$212,111	$136,650
Assets Under Management (in millions)
Assets under management (2)	$50,826.2	$45,208.9	$40,200.1	$38,841.7	$28,271.3

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

(2)	Reflects the amount of money we managed for our clients as of the last day of the period.

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share data)
Net income (loss) attributable to Manning & Napier, Inc.	$2,656	$2,469	$(27,167)	$—	$—
Plus: net income (loss) attributable to the noncontrollling interests	74,285	73,950	(79,249)	53,098	54,425
Net income (loss) attributable to the controlling and the noncontrolling interests	76,941	76,419	(106,416)	53,098	54,425
Provision for income taxes	9,128	8,160	1,982	712	360
Income (loss) before provision for income taxes	86,069	84,579	(104,434)	53,810	54,785
Interest expense on shares subject to mandatory redemption	—	—	45,833	61,243	9,991
Reorganization-related share-based compensation	81,423	72,274	215,324	—	—
Economic income	167,492	156,853	156,723	115,053	64,776
Adjusted income taxes	64,066	59,996	59,947	44,008	24,777
Economic net income	$103,426	$96,857	$96,776	$71,045	$39,999
Net income (loss) available to Class A common stock per basic share	$0.20	$0.18	$(2.11)
Plus: net income (loss) attributable to noncontrolling interests per basic share	5.45	5.45	(6.14)
Net income (loss) attributable to controlling and noncontrolling interests per basic share	5.65	5.63	(8.25)
Provision for income taxes per basic share	0.67	0.60	0.15
Income (loss) before provision for income taxes per basic share	6.32	6.23	(8.10)
Interest expense on shares subject to mandatory redemption per basic share	—	—	3.55
Reorganization-related share-based compensation per basic share	5.98	5.32	16.70
Economic income per basic share	12.30	11.55	12.15
Adjusted income taxes per basic share	4.70	4.42	4.65
Economic net income per basic share	7.60	7.13	7.50
Less: impact of Manning & Napier Group, LLC units converted to publicly traded shares	(6.45)	(6.05)	(6.42)
Economic net income per adjusted share	$1.15	$1.08	$1.08
Weighted average shares of Class A common stock outstanding - Basic	13,617,823	13,583,873	13,583,873
Weighted average exchangeable units of Manning & Napier Group, LLC	75,993,040	76,400,000	76,400,000
Weighted average restricted stock units	280,991	—	—
Weighted average adjusted Class A common stock outstanding	89,891,854	89,983,873	89,983,873

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

Our assets under management ("AUM") was $50.8 billion as of December 31, 2013. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	December 31, 2013
AUM - by investment vehicle and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$12,968.4	$12,761.7	$1,104.9	$26,835.0
Mutual funds and collective investment trusts	10,741.7	13,215.3	34.2	23,991.2
Total	$23,710.1	$25,977.0	$1,139.1	$50,826.2

The composition of our separately managed accounts as of December 31, 2013, by channel and portfolio, is set forth in the table below:

	December 31, 2013
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$9,281.7	$9,928.7	$906.8	$20,117.2
Intermediary Channel	3,686.2	1,040.8	198.1	4,925.1
Platform/Sub-advisor Channel	0.5	1,792.2	—	1,792.7
Total	$12,968.4	$12,761.7	$1,104.9	$26,835.0
Percentage of separate account AUM
Direct Channel	35%	37%	3%	75%
Intermediary Channel	13%	4%	1%	18%
Platform/Sub-advisor Channel	—%	7%	—%	7%
Total	48%	48%	4%	100%
Percentage of portfolio by channel
Direct Channel	72%	78%	82%	75%
Intermediary Channel	28%	8%	18%	18%
Platform/Sub-advisor Channel	—%	14%	—%	7%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	46%	49%	5%	100%
Intermediary Channel	75%	21%	4%	100%
Platform/Sub-advisor Channel	—%	100%	—%	100%
Our separate accounts contributed 31% of our total gross client inflows for the year ended December 31, 2013 and represented 53% of our total AUM as of December 31, 2013.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form relationships with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 71% of the total gross client inflows for our separate account business for the year ended December 31, 2013 and represented 75% of our total separate account AUM as of December 31, 2013. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.
During 2013, equity and blended asset portfolios represented 40% and 53% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 7%. As of December 31, 2013, equity and blended asset portfolios represented 49% and 46% of total Direct Channel separate account AUM, while our fixed income portfolios were 5%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Historically, our relationships with larger institutions have been a driver of growth in separately managed account equity strategies. Going forward, we expect many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts, and our U.S.-based equity strategies may continue to be attractive to large institutions in a separate account format.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During 2013, 19% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 10% came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 25% of our total separate account AUM as of December 31, 2013.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During 2013, blended asset and equity portfolios represented 79% and 20%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 1%. As of December 31, 2013, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 21% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During 2013, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios.
Our annualized separate account retention rate across all channels was approximately 94% during the calendar year 2013, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
For the year ended December 31, 2013, market appreciation for our separate account AUM was 18.1%, including 15.3% in our blended assets and 22.6% in equity portfolios.
The composition of our mutual fund and collective investment trust AUM as of December 31, 2013, by portfolio, is set forth in the table below:

	December 31, 2013
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$10,741.7	$13,215.3	$34.2	$23,991.2
Our mutual funds and collective investment trusts contributed 69% of our total gross client inflows for the year ended December 31, 2013 and represented 47% of our total AUM as of December 31, 2013. As of December 31, 2013, our mutual funds and collective investment trusts AUM consisted of 45% from blended asset portfolios and 55% from equity portfolios, compared to 44% and 56% for blended asset and equity portfolios as of December 31, 2012. During the year ended December 31, 2013, 53% and 46% of the gross client inflows were attributable to blended asset and equity portfolios, respectively, and the remaining 1% came into fixed income portfolios. For the year ended December 31, 2013, market appreciation for our mutual funds and collective investment trust AUM was 17.7%, including 15.6% in our blended assets and 19.6% in equity portfolios.
Our mutual fund and collective investment trust business is driven by financial intermediaries and to a lesser extent, our direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers, retirement plan advisors and approval of our funds within mutual fund platforms. Through our Intermediary Channel, we are increasingly focused on our blended asset life cycle fund vehicles given our emphasis on advisors that work with retirement plans. Our blended asset portfolios are also used by advisors seeking a multi-asset class solution for their retail clients. In addition, our allocation to equity portfolios within the Intermediary Channel is anticipated to increase due to national brokerage firm representatives who wish to use our mutual funds as a component of a larger portfolio.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011.
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

Assets Under Management
The following tables reflect the indicated components of our AUM for our investment vehicles for the years ended December 31, 2013, 2012, and 2011.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
As of December 31, 2010	$22,935.1	$15,906.6	$38,841.7	59%	41%	100%
Gross client inflows	4,456.3	9,328.4	13,784.7
Gross client outflows	(3,496.2)	(5,578.3)	(9,074.5)
Market appreciation (depreciation)	(1,237.1)	(2,114.7)	(3,351.8)
As of December 31, 2011	$22,658.1	$17,542.0	$40,200.1	56%	44%	100%
Gross client inflows	3,327.8	6,172.0	9,499.8
Gross client outflows	(4,399.2)	(5,858.3)	(10,257.5)
Market appreciation (depreciation)	3,096.9	2,669.6	5,766.5
As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%
Gross client inflows	2,549.2	5,803.6	8,352.8
Gross client outflows	(4,867.1)	(5,979.1)	(10,846.2)
Market appreciation (depreciation)	4,469.3	3,641.4	8,110.7
As of December 31, 2013	$26,835.0	$23,991.2	$50,826.2	53%	47%	100%

Average AUM:	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
Average AUM for the year ended December 31, 2011	$23,850.1	$18,331.5	$42,181.6
Average AUM for the year ended December 31, 2012	$24,016.3	$19,565.6	$43,581.9
Average AUM for the year ended December 31, 2013	$25,906.0	$22,406.1	$48,312.1

The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2013, 2012, and 2011:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2010	$17,280.5	$20,256.9	$1,304.3	$38,841.7	45%	52%	3%	100%
Gross client inflows	4,263.4	9,361.6	159.7	13,784.7
Gross client outflows	(3,231.0)	(5,608.0)	(235.5)	(9,074.5)
Market appreciation (depreciation)	(190.4)	(3,198.5)	37.1	(3,351.8)
As of December 31, 2011	$18,122.5	$20,812.0	$1,265.6	$40,200.1	45%	52%	3%	100%
Gross client inflows	3,847.7	5,431.2	220.9	9,499.8
Gross client outflows	(3,750.0)	(6,222.7)	(284.8)	(10,257.5)
Market appreciation (depreciation)	2,250.5	3,452.0	64.0	5,766.5
As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%
Gross client inflows	4,399.5	3,795.1	158.2	8,352.8
Gross client outflows	(4,318.7)	(6,249.0)	(278.5)	(10,846.2)
Market appreciation (depreciation)	3,158.7	4,958.4	(6.4)	8,110.7
As of December 31, 2013	$23,710.2	$25,977.0	$1,139.0	$50,826.2	47%	51%	2%	100%

Average AUM:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Average AUM for the year ended December 31, 2011	$18,276.2	$22,649.9	$1,255.5	$42,181.6
Average AUM for the year ended December 31, 2012	$19,671.4	$22,668.0	$1,242.5	$43,581.9
Average AUM for the year ended December 31, 2013	$22,263.6	$24,849.8	$1,198.7	$48,312.1
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
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $24.0 billion, or 47%, of our AUM as of December 31, 2013, and investment management fees from these mutual funds and collective investment trusts were $196.9 million for the year ended December 31, 2013. MNA also serves as the investment advisor to all of our separately managed accounts, managing $26.8 billion, or 53%, of our AUM as of December 31, 2013, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
Operating Expenses
Our largest operating expenses are employee compensation and distribution, servicing and custody expenses, discussed further below, with a significant portion of these expenses varying in a direct relationship to our AUM and revenues. We review our operating expenses in relation to the investment market environment and changes in our revenues. However, we are generally willing to make expenditures as necessary even when faced with declining rates of growth in revenues in order to support our investment products, client service levels, strategic initiatives and long-term value.

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals, reorganization-related share-based compensation and equity-based compensation issued under our equity compensation plan. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets, investment performance, variations in the level of our AUM and revenues, changes in our stock price reflected in share-based compensation and/or the number of awards issued.

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represents amounts paid to various platforms that distribute our mutual fund and collective investment trust products as well as costs for custodial services and 12b-1 distribution and servicing fees. These expenses generally increase or decrease in line with changes in our mutual fund and collective trust AUM.

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

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, changes in liability under the tax receivable agreement and gains (losses) related to investment securities sales and changes in values of those investment securities designated as trading. We expect the interest and investment components of non-operating income (loss) to fluctuate based on market conditions, the performance of our investments and the overall amount of our investments held by the Company to provide initial cash seeding for product development purposes. Prior to our initial public offering, we had a mandatory redemption obligation upon the death of William Manning to pay his estate his pro rata share of net revenue for the four quarters immediately preceding his death. Our liability related to this mandatory redemption obligation was calculated each fiscal quarter, and the change in the liability was reflected as non-cash interest expense. Upon the consummation of the initial public offering, such mandatory redemption obligation terminated and we no longer reflect non-cash interest expense or the liability related to such agreement.
Provision for Income Taxes
The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC"), or a “C-Corporation”. As such, the entities functioning as LLC’s are not liable for or able to benefit from U.S. federal or most state and local income taxes on their earnings; earnings (losses) will be included in the personal income tax returns of each entity’s unit holders. The entities functioning as "C" corporations are liable for or able to benefit from U.S. federal and state and local income taxes on their earnings and losses, respectively.
Noncontrolling Interests
Manning & Napier, Inc. holds approximately 14% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income (loss) attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
The consolidated financial statements are prepared in accordance with GAAP and related rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Accordingly, actual results could differ from these estimates or assumptions and may have a material effect on the consolidated financial statements.
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial condition. Our management has identified the following significant accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates:

•	Revenue recognition;

•	Equity-based compensation;

•	Income tax provision; and

•	Payments pursuant to the Tax Receivable Agreement.

These policies and our procedures related to these policies are described in detail below. In addition, please refer to the notes to our consolidated financial statements included elsewhere in this report for further discussion of our accounting policies.
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
Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and
Level 3—significant unobservable inputs (including our own assumptions in determining the fair value of investments).
The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2013 AUM	$30,049	$20,769	$8	$50,826
December 31, 2012 AUM	$26,826	$18,371	$12	$45,209
As substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM, as discussed in this Form 10-K under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which we provide advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains on investments in the consolidated statements of operations. Realized gains and losses on sales of trading securities are computed on a specific identification basis.
Securities sold, not yet purchased are recorded on the trade date, are stated at fair value and represent obligations of us to purchase the securities at prevailing market rates. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments. Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net capital gain (loss) from investments on the consolidated statements of operations. Securities sold, not yet purchased are included in accrued expenses and other liabilities in the consolidated statements of financial condition, with any unrealized gains or losses reported in current period earnings in net capital gain (loss) from investments on the consolidated statements of operations.
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2013, we have not recorded a valuation allowance on deferred tax assets, which were primarily attributable to an increase in the tax basis of the tangible and intangible assets of Manning & Napier Group’s election under Section 754 of the Internal Revenue Code. In the event that sufficient taxable income of the same character does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
Upon consummation of the initial public offering during the period ended December 31, 2011, the company entered into a tax receivable agreement (“TRA”) with the other holders of Class A units of Manning & Napier Group, under which we are required to pay to the holders of such Class A units 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize, or are deemed to realize in certain circumstances as a result of any step-up in tax basis in Manning & Napier Group’s assets resulting from (i) the Company’s purchase of such Class A units from M&N Group Holdings with a portion of the net proceeds of the initial public offering, (ii) the Company’s purchases or exchanges of such Class A units from M&N Group Holdings and MNCC, respectively, for cash or shares of our Class A common stock and (iii) payments under the tax receivable agreement, including any tax benefits related to imputed interest deemed to be paid by us as a result of such agreement.
As of December 31, 2013, the Company recorded a liability of $44.0 million, of which $2.0 million is included in accrued expenses and other liabilities, representing the payments due to the selling unitholders. The amount and timing of any payments vary based on a number of factors, including no material change in the relevant tax law, the Company continues to earn sufficient taxable income to realize all tax benefits, and assuming no additional uncertain tax positions that are subject to the tax receivable agreement. Depending upon the outcome of these factors, we may be obligated to make substantial payments pursuant to the TRA. The actual payment amounts may differ from these estimated amounts, as the payment will reflect changes in prevailing tax rates as well as the actual benefit to be realized on our tax returns.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of Accumulated Other Comprehensive Income. The adoption of this amendment on January 1, 2013 did not have a material impact on the consolidated financial statements and related disclosures.
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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Period-to-Period
	2013	2012	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$24,683.6	$22,658.1	$2,025.5	9%
Gross client inflows	2,549.2	3,327.8	(778.6)	(23)%
Gross client outflows	(4,867.1)	(4,399.2)	(467.9)	(11)%
Market appreciation (depreciation)	4,469.3	3,096.9	1,372.4	44%
Ending assets under management	$26,835.0	$24,683.6	$2,151.4	9%
Mutual funds and collective investment trusts
Beginning assets under management	$20,525.3	$17,542.0	$2,983.3	17%
Gross client inflows	5,803.6	6,172.0	(368.4)	(6)%
Gross client outflows	(5,979.1)	(5,858.3)	(120.8)	(2)%
Market appreciation (depreciation)	3,641.4	2,669.6	971.8	36%
Ending assets under management	$23,991.2	$20,525.3	$3,465.9	17%
Total assets under management
Beginning assets under management	$45,208.9	$40,200.1	$5,008.8	12%
Gross client inflows	8,352.8	9,499.8	(1,147.0)	(12)%
Gross client outflows	(10,846.2)	(10,257.5)	(588.7)	(6)%
Market appreciation (depreciation)	8,110.7	5,766.5	2,344.2	41%
Ending assets under management	$50,826.2	$45,208.9	$5,617.3	12%
Our total AUM increased by $5.6 billion, or 12%, to $50.8 billion as of December 31, 2013 from $45.2 billion as of December 31, 2012. The $5.6 billion increase in our total AUM from December 31, 2012 to December 31, 2013 was primarily attributable to market appreciation of $8.1 billion during the period, which was partially offset by net client outflows of $2.5 billion. Our net client outflows were comprised of separate accounts net client outflows of $2.3 billion, primarily withdrawals from existing client accounts, and $0.2 billion of net client outflows from our mutual funds and collective investment trusts. The annualized separate account retention rate was approximately 94% for the twelve months ended December 31, 2013 compared to 95% for 2012.
Gross client inflows decreased by $1.1 billion for the twelve months ended December 31, 2013 as compared to 2012, while gross client outflows increased by $0.6 billion over the same period. Additionally, we experienced market appreciation of $8.1 billion for the twelve months ended December 31, 2013, compared to $5.8 billion for the twelve months ended December 31, 2012.
Market appreciation during the year ended December 31, 2013 constituted a 17.9% increase in our total AUM. The investment gain was 18.1% in separately managed accounts and 17.7% in mutual funds and collective investment trusts.
The rates of change in AUM during the year ended December 31, 2013 were most significant in our blended asset and equity portfolios, with increases of 16% and 11% respectively, while our fixed income portfolios decreased by 10%.
As of December 31, 2013, the composition of our AUM was 47% in mutual funds and collective investment trusts and 53% in separate accounts as compared to 45% in mutual funds and collective investment trusts and 55% in separate accounts as of December 31, 2012.
The following table sets forth our results of operations and other data for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Period-to-Period
	2013	2012	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$376,068	$339,055	$37,013	11%
Expenses
Compensation and related costs	191,803	165,698	26,105	16%
Distribution, servicing and custody expenses	67,688	58,068	9,620	17%
Other operating costs	31,738	31,145	593	2%
Total operating expenses	291,229	254,911	36,318	14%
Operating income	84,839	84,144	695	1%
Non-operating income (loss)
Non-operating income (loss), net	1,230	435	795	183%
Income before provision for income taxes	86,069	84,579	1,490	2%
Provision for income taxes	9,128	8,160	968	12%
Net income attributable to controlling and noncontrolling interests	76,941	76,419	522	1%
Less: net income attributable to noncontrolling interests	74,285	73,950	335	—%
Net income attributable to Manning & Napier, Inc.	$2,656	$2,469	$187	8%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.20	$0.18
Diluted	$0.19	$0.18
Weighted average shares of Class A common stock outstanding
Basic	13,617,823	13,583,873
Diluted	13,741,647	13,583,873
Cash dividends declared per share of Class A common stock	$0.72	$0.64

Other financial and operating data
Economic income (1)	$167,492	$156,853	$10,639	7%
Economic net income (1)	$103,426	$96,857	$6,569	7%
Economic net income per adjusted share (1)	$1.15	$1.08
Weighted average adjusted Class A common stock outstanding (1)	89,891,854	89,983,873
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue increased by $37.0 million, or 11%, to $376.1 million for the year ended December 31, 2013 from $339.1 million for the year ended December 31, 2012. This increase was driven primarily by a $4.7 billion or 11%, increase in our average AUM to $48.3 billion for the year ended December 31, 2013 from $43.6 billion for the year ended December 31, 2012.
Our average separately managed account fee remained consistent at 62 basis points for each of the years ending December 31, 2013 and December 31, 2012. For the years ended December 31, 2013 and 2012, separately managed account standard fees ranged from 15 basis points to 125 basis points depending investment objective and account size. As of December 31, 2013, the concentration of investments in our separately managed account assets was 48% blended assets, 48% equity and 4% fixed income, compared to 46% blended assets, 49% equity and 5% fixed income as of December 31, 2012.

Our average fee on mutual fund and collective investment trust products remained consistent at 89 basis points for the years ended December 31, 2013 and December 31, 2012. The management fees earned on our mutual funds and collective investment trusts ranged from 34 basis points to 100 basis points, depending on investment strategy, for the years ending December 31, 2013 and 2012.
Operating Expenses
Our operating expenses increased by $36.3 million, or 14%, to $291.2 million for the year ended December 31, 2013 from $254.9 million for the year ended December 31, 2012.
Compensation and related costs increased by $26.1 million, or 16%, to $191.8 million for the year ended December 31, 2013 from $165.7 million for the year ended December 31, 2012. This was in part attributable to an increase in incentive compensation costs for our analyst team resulting from the strong relative and absolute investment performance. In addition, the increase is due to higher share-based compensation of $10.6 million, including an increase in non-cash reorganization-related share-based compensation charge of $9.1 million driven by increases in our stock price and a $1.5 million increase in equity-based compensation charges from the first issuance of awards granted under our 2011 long-term incentive plan. Included within compensation and related costs is approximately $81.4 million and $72.3 million of non-cash reorganization-related share based compensation charges for the year ended December 31, 2013 and 2012, respectively. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges increased slightly to 29% for the year ended December 31, 2013 from 28% for the year ended December 31, 2012.
Distribution, servicing and custody expenses increased by $9.6 million, or 17%, to $67.7 million for the year ended December 31, 2013 from $58.1 million for the year ended December 31, 2012. The increase was due to a 15% increase in mutual funds and collective investment trusts average AUM for the year ended December 31, 2013 compared to December 31, 2012. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses increased slightly to 34% for the year ended December 31, 2013 from 33% for the year ended December 31, 2012.
Other operating costs increased by $0.6 million, or 2%, to $31.7 million for the year ended December 31, 2013 from $31.1 million for the year ended December 31, 2012. As a percentage of revenue, other operating costs decreased slightly to 8% for the year ended December 31, 2013, from 9% for the year ended December 31, 2012.
Non-Operating Income (Loss)
Non-operating income increased by $0.8 million, or 183%, to $1.2 million for the year ended December 31, 2013 from $0.4 million for the year ended December 31, 2012. The increase was due to improved performance on investment securities designated as trading securities for the year ended December 31, 2013 compared to 2012, coupled with an increase in investments held by the Company during 2013 to provide initial cash seeding for product development purposes.
Provision for Income Taxes
The Company’s tax provision increased by $1.0 million, or 12%, to $9.1 million for the year ended December 31, 2013 from $8.2 million for the year ended December 31, 2012. The increase is primarily driven by a change in pre-tax earnings and the tax impacts associated with the flow-through entities.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Period-to-Period
	2012	2011	$	%
Separately managed accounts	(in millions)
Beginning assets under management	$22,658.1	$22,935.1	$(277.0)	(1)%
Gross client inflows	3,327.8	4,456.3	(1,128.5)	(25)%
Gross client outflows	(4,399.2)	(3,496.2)	(903.0)	26%
Market appreciation (depreciation)	3,096.9	(1,237.1)	4,334.0	350%
Ending assets under management	$24,683.6	$22,658.1	$2,025.5	9%
Mutual funds and collective investment trusts
Beginning assets under management	$17,542.0	$15,906.6	$1,635.4	10%
Gross client inflows	6,172.0	9,328.4	(3,156.4)	(34)%
Gross client outflows	(5,858.3)	(5,578.3)	(280.0)	5%
Market appreciation (depreciation)	2,669.6	(2,114.7)	4,784.3	226%
Ending assets under management	$20,525.3	$17,542.0	$2,983.3	17%
Total assets under management
Beginning assets under management	$40,200.1	$38,841.7	$1,358.4	3%
Gross client inflows	9,499.8	13,784.7	(4,284.9)	(31)%
Gross client outflows	(10,257.5)	(9,074.5)	(1,183.0)	13%
Market appreciation (depreciation)	5,766.5	(3,351.8)	9,118.3	272%
Ending assets under management	$45,208.9	$40,200.1	$5,008.8	12%
Our total AUM increased by $5.0 billion, or 12%, to $45.2 billion as of December 31, 2012 from $40.2 billion as of December 31, 2011. Compared to the twelve months ended December 31, 2011, gross client inflows decreased by $4.3 billion for the twelve months ended December 31, 2012, while gross client outflows increased by $1.2 billion over the same period in 2011. Additionally, we experienced market appreciation of $5.8 billion for the twelve months ended December 31, 2012, compared to market depreciation of $3.4 billion for the twelve months ended December 31, 2011.
Of the $5.0 billion increase in our total AUM from December 31, 2011 to December 31, 2012, $5.8 billion came from investment gains during the period, which was partially offset by net client outflows of $0.8 billion. Our net client outflows were comprised of separate accounts net client outflows of $1.1 billion, primarily withdrawals from existing client accounts, offset by $0.3 billion of net client inflows to our mutual funds and collective investment trusts. The annualized separate account retention rate was approximately 95% for the twelve months ended December 31, 2012.
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

The following table sets forth our results of operations and other data for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Period-to-Period
	2012	2011	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$339,055	$329,992	$9,063	3%
Expenses
Compensation and related costs	165,698	305,957	(140,259)	(46)%
Distribution, servicing and custody expenses	58,068	54,446	3,622	7%
Other operating costs	31,145	28,373	2,772	10%
Total operating expenses	254,911	388,776	(133,865)	(34)%
Operating income (loss)	84,144	(58,784)	142,928	243%
Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	(45,833)	45,833	100%
Other non-operating income	435	183	252	138%
Total non-operating income (loss)	435	(45,650)	46,085	101%
Income (loss) before provision for income taxes	84,579	(104,434)	189,013	181%
Provision for income taxes	8,160	1,982	6,178	312%
Net income (loss) attributable to controlling and noncontrolling interests	76,419	(106,416)	182,835	172%
Less: net income (loss) attributable to noncontrolling interests	73,950	(79,249)	153,199	193%
Net income (loss) attributable to Manning & Napier, Inc.	$2,469	$(27,167)	$29,636	109%
Per Share Data
Net income (loss) per share available to Class A common stock
Basic	$0.18	$(2.11)
Diluted	$0.18	$(2.11)
Weighted average shares of Class A common stock outstanding
Basic	13,583,873	12,894,136
Diluted	13,583,873	12,894,136
Cash dividends declared per share of Class A common stock	$0.64	$—

Other financial and operating data
Economic income (1)	$156,853	$156,723	$130	—%
Economic net income (1)	$96,857	$96,776	$81	—%
Economic net income per adjusted share (1)	$1.08	$1.08
Weighted average adjusted Class A common stock outstanding (1)	89,983,873	89,983,873
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
Our average fee on mutual fund and collective investment trust products decreased to 89 basis points for the year ended December 31, 2012 from 92 basis points for the year ended December 31, 2011. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investments trusts to those with lower fees. The management fees earned on our mutual funds and collective investment trusts ranged from 34 basis points to 100 basis points for the years ending December 31, 2012 and 2011.
Operating Expenses
Our operating expenses decreased by $133.9 million, or 34%, to $254.9 million for the year ended December 31, 2012 from $388.8 million for the year ended December 31, 2011.
Compensation and related costs decreased by $140.3 million, or 46%, to $165.7 million for the year ended December 31, 2012 from $306.0 million for the year ended December 31, 2011. This decrease was primarily attributable to a decrease in non-cash reorganization-related share-based compensation charge of $143.1 million, resulting from a $213.0 million one-time non-cash compensation charge related to the Class B Units of M&N Group Holdings granted to William Manning in the year ended December 31, 2011, offset by current year non-cash compensation charges of $72.3 million. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges increased to 28% for the year ended December 31, 2012 from 27% for the year ended December 31, 2011. The increase in compensation and related costs is primarily attributed to an investment in personnel related to distribution and infrastructure during the twelve months ended December 31, 2012.
Distribution, servicing and custody expenses increased by $3.6 million, or 7%, to $58.1 million for the year ended December 31, 2012 from $54.4 million for the year ended December 31, 2011. The increase was generally attributable to a 7% increase in mutual funds and collective investment trusts average AUM for the year ended December 31, 2012 compared to December 31, 2011. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses increased slightly to 33% for the year ended December 31, 2012 from 32% for the year ended December 31, 2011.
Other operating costs increased by $2.8 million, or 10%, to $31.1 million for the year ended December 31, 2012 from $28.4 million for the year ended December 31, 2011. The increase was primarily attributable to higher fund fee waiver and/or expense reimbursements resulting from an increase in mutual fund AUM.
Non-Operating Income (Loss)
Non-operating income increased by $46.1 million, or 101%, to $0.4 million for the year ended December 31, 2012 from a loss of $45.7 million for the year ended December 31, 2011. The increase was due to the decrease in non-cash interest expense on shares subject to mandatory redemption. Non-cash interest expense on shares subject to mandatory redemption decreased due to the termination of our mandatory redemption obligation upon the consummation of the initial public offering and we no longer reflect non-cash interest expense or the related liability as of December 31, 2012.
Provision for Income Taxes
Our tax provision increased by $6.2 million, or 312%, to $8.2 million for the year ended December 31, 2012 from $2.0 million for the year ended December 31, 2011. The increase is primarily driven by our reorganization and, following the initial public offering, an increase in the provision for income taxes as a result of a full year of our C-Corporation status. For a majority of the year ended December 31, 2011, we operated primarily as a series of flow-through entities which are generally not subject to U.S. federal or most state and local income tax.

Supplemental Non-GAAP Financial Information
To provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated statements of operations presented on a GAAP basis with non-GAAP financial measures of earnings.
Management uses economic income, economic net income, and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of its business. Economic income and economic net income are not presented in accordance with GAAP. Economic income excludes from income before provision for income taxes:

•
the reorganization-related share-based compensation, which results in non-cash compensation expense reported over the vesting period. Upon the consummation of our initial public offering, the vesting terms related to the ownership of our employees, including our named executive officers, other than William Manning were modified. Such individuals were entitled to 15% of their pre-IPO ownership interests upon the consummation of the initial public offering, and 15% of their pre-IPO ownership interests over the subsequent three years. The remaining ownership interests are subject to performance-based vesting over such three-year period. Such new vesting terms will not result in dilution to the number of outstanding shares of the Company’s Class A common stock or the adjusted share count. As a result of such vesting requirements, the Company will recognize non-cash compensation charges through 2014; and

•
the non-cash interest expense associated with the liability for shares subject to mandatory redemption. Upon consummation of the initial public offering, such mandatory redemption obligation terminated and the Company no longer reflects in its consolidated financial statements non-cash interest expense or the liability related to such obligation.

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
The following table sets forth our other financial and operating data for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except share data)
Economic income	$167,492	$156,853	$156,723
Economic net income	$103,426	$96,857	$96,776
Economic net income per adjusted share	$1.15	$1.08	$1.08
Weighted average adjusted Class A common stock outstanding	89,891,854	89,983,873	89,983,873

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except share data)
Net income (loss) attributable to Manning & Napier, Inc.	$2,656	$2,469	$(27,167)
Plus: net income (loss) attributable to noncontrolling interests	74,285	73,950	(79,249)
Net income (loss) attributable to controlling and noncontrolling interests	76,941	76,419	(106,416)
Provision for income taxes	9,128	8,160	1,982
Income (loss) before provision for income taxes	86,069	84,579	(104,434)
Interest expense on shares subject to mandatory redemption	—	—	45,833
Reorganization-related share-based compensation	81,423	72,274	215,324
Economic income	167,492	156,853	156,723
Adjusted income taxes	64,066	59,996	59,947
Economic net income	$103,426	$96,857	$96,776
Net income (loss) available to Class A common stock per basic share	$0.20	$0.18	$(2.11)
Plus: net income (loss) attributable to noncontrolling interests per basic share	5.45	5.45	(6.14)
Net income (loss) attributable to controlling and noncontrolling interests per basic share	5.65	5.63	(8.25)
Provision for income taxes per basic share	0.67	0.60	0.15
Income (loss) before provision for income taxes per basic share	6.32	6.23	(8.10)
Interest expense on shares subject to mandatory redemption per basic share	—	—	3.55
Reorganization-related share-based compensation per basic share	5.98	5.32	16.70
Economic income per basic share	12.30	11.55	12.15
Adjusted income taxes per basic share	4.70	4.42	4.65
Economic net income per basic share	7.60	7.13	7.50
Less: Impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to publicly traded shares	(6.45)	(6.05)	(6.42)
Economic net income per adjusted share	$1.15	$1.08	$1.08
Weighted average shares of Class A common stock outstanding - Basic	13,617,823	13,583,873	13,583,873
Weighted average exchangeable units of Manning & Napier Group, LLC	75,993,040	76,400,000	76,400,000
Weighted average restricted stock units	280,991	—	—
Weighted average adjusted Class A common stock outstanding	89,891,854	89,983,873	89,983,873

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash and cash equivalents	$125,250	$108,324	$81,208
Accounts receivable	$40,601	$36,729	$31,259
Due from broker	$5,816	$—	$—
Investment securities	$21,321	$13,082	$4,642
Amounts payable under tax receivable agreement (1)	$44,030	$45,917	$46,206

__________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of the end of each period presented, including the ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Critical Accounting Policies – Payments under the Tax Receivable Agreement” for more information.

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
Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2013, 2012 and 2011. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, deferred income tax expense and depreciation. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, as well as purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, purchases of Class A units held by the noncontrolling interests of Manning & Napier Group and net proceeds from the initial public offering in 2011.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$168,618	$152,854	$153,862
Net cash used in investing activities	(14,502)	(10,378)	(2,028)
Net cash used in financing activities	(137,190)	(115,360)	(98,169)
Net change in cash flows	$16,926	$27,116	$53,665
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Operating Activities
Operating activities provided $168.6 million and $152.9 million of net cash for the years ended December 31, 2013 and 2012, respectively. This overall $15.8 million increase in net cash provided by operating activities was driven primarily by an increase in net income after adjustment for non-cash items of approximately $10.0 million due to increased revenues resulting primarily from an increase in our average AUM. This increase was also a result of a net increase of $5.8 million in operating assets and liabilities, primarily accrued expenses and other liabilities driven by higher incentive compensation costs resulting from the strong absolute and relative investment performance.
Investing Activities
Investing activities used $14.5 million and $10.4 million of net cash for the years ended December 31, 2013 and 2012, respectively. This overall $4.1 million increase in net cash used in investing activities was primarily due to the increase in the overall seeding of, and timing of activity, within our investment securities designated as trading to provide initial cash seeding for product development purposes. Purchases of property and equipment of $2.3 million for the year ended December 31, 2013 remained consistent with the year ended December 31, 2012.

Financing Activities
Financing activities used $137.2 million and $115.4 million of net cash for the years ended December 31, 2013 and 2012, respectively. This overall $21.8 million increase in net cash used was due to a $12.8 million increase in distributions to noncontrolling interests in 2013 as a result of the special one-time distribution of $15.0 million during the year, the purchase of Class A units of Manning & Napier Group of $7.4 million in the first quarter of 2013 and an increase in dividends paid on our Class A common stock of $2.2 million.
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
Financing Activities
Financing activities used $115.4 million and $98.2 million of net cash for the years ended December 31, 2012 and 2011, respectively. The net cash used in 2012 was substantially due to the $108.1 million in distributions to noncontrolling interests and $6.5 million in dividends paid to our Class A common shareholders during the year. The increase in net cash used in financing activities for 2012 as compared to 2011 was primarily the result of 2011 cash inflows of $46.6 million from our 2011 initial public offering and $4.0 million from capital contributions prior to our 2011 reorganization. In addition, during 2012 we paid $6.5 million in dividends on Class A common stock. This overall increase in cash used for financing activities during 2012 was partially offset by a decrease in distributions of $40.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.
Certain Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2013:

	Payment Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$3,469	$6,603	$5,958	$11,640	$27,670
Capital lease obligations	228	270	53	—	551
Amounts payable under tax receivable agreement (1)	1,955	4,417	4,945	32,713	44,030
Total	$5,652	$11,290	$10,956	$44,353	$72,251

__________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on the Company’s best estimate as of December 31, 2013, including the Company’s ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Critical Accounting Policies – Payments under the Tax Receivable Agreement” for more information.

Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2013.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk

Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment adviser for the mutual funds and separate accounts it manages. Substantially all of our revenues are derived from investment management agreements with these funds and account holders. Under these agreements, the investment management fees we receive are based on the value of our AUM and our fee rates. Accordingly, our revenues and net income may decline as a result of our AUM decreasing due to depreciation of our investment portfolios. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenues to decline further.
The value of our AUM was $50.8 billion as of December 31, 2013. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $5.1 billion, which would cause an annualized increase or decrease in revenues of approximately $39.6 million at our current weighted average fee rate of 0.78%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed income securities, and investment in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $21.3 million as of December 31, 2013 of which $20.7 million is classified as trading, and $0.6 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by $2.1 million. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $50.8 billion as of December 31, 2013. As of December 31, 2013, approximately 33% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 33% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $1.7 billion, which would cause an annualized increase or decrease in revenues of approximately $13.0 million at our current weighted average fee rate of 0.78%.
Interest Rate Risk
At December 31, 2013, the Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. At certain times, we may invest excess cash balances in money market mutual funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes may affect the fair value of such investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of December 31, 2013.
Item 8.         Financial Statements and Supplementary Data.
Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-28 and are incorporated by reference in this Item 8.
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992).
Based on the assessment using those criteria, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
Our independent registered public accounting firm, which has audited the financial statements included in this Annual Report, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013. This report appears on page F-2 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on June 18, 2014, which will be filed within 120 days of the end of our fiscal year ended December 31, 2013 (our “Proxy Statement”) and is incorporated herein by reference.
Item 11.     Executive Compensation
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Item 14.     Principal Accounting Fees and Services
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

(ii)	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is included in our consolidated financial statements and in the notes thereto.

(b)	Exhibit Index:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Manning & Napier, Inc.(3)
3.2	Amended and Restated Bylaws of Manning & Napier, Inc.(3)
4.1	Form of specimen certificate representing Manning & Napier, Inc.’s Class A common stock.(1)
10.1	Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC.(3)
10.2	Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC.(3)
10.3	Exchange Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.4	Tax Receivable Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.5	Registration Rights Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.6*	Manning & Napier, Inc. 2011 Equity Compensation Plan(3)
10.7*	Form of Award Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan.(2)
10.8*	Form of Stock Option Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan.(2)
10.9	Amended and Restated Shareholders Agreement of MNA Advisors, Inc.(3)
10.10	Amended and Restated Shareholders Agreement of M&N Advisory Advantage Corporation(3)
10.11	Amended and Restated Shareholders Agreement of M&N Alternative Opportunities, Inc.(3)

Exhibit No.	Description
10.12	Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C.(3)
10.13*	Form of Indemnification Agreement.(2)
10.14*	Employment Agreement, dated September 8, 1992, of Patrick Cunningham(2)
10.15*	Employment Agreement, dated August 1, 1993, of Jeff Coons(2)
10.16*	Employment Agreement, dated June 28, 1993, of Charles Stamey(2)
10.17*	Employment Agreement, effective September 12, 2011, by and between Manning & Napier Advisors, Inc. and James Mikolaichik(2)
10.18	Purchase Agreement, by and between Manning & Napier, Inc. and Manning & Napier Group, LLC(3)
10.19	Purchase Agreement, by and between Manning & Napier, Inc. and M&N Group Holdings, LLC(3)
10.20*	Letter, dated October 31, 2011, by and between Manning & Napier Group, LLC and James Mikolaichik(3)
10.21*	Letter, dated October 27, 2011, by and between Manning & Napier Group, LLC and Patrick Cunningham(3)
10.22	Form of Daily Adjusting LIBOR Revolving Line Note executed on February 13, 2013(4)
10.23	First Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC(5)
10.24	First Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(5)
10.25	Second Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(6)
21.1	Subsidiaries of Manning & Napier, Inc.
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements.

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

(3)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2011.

(4)	Incorporated by reference to Exhibit 10.1 of the Form 8-K of Manning & Napier, Inc., which was filed with the Securities and Exchange Commission on February 13, 2013.

(5)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2012.

(6)	Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 14, 2014

MANNING & NAPIER, INC.

By:	/s/ Patrick Cunningham
	Name:	Patrick Cunningham
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Patrick Cunningham	Chief Executive Officer and Director	March 14, 2014
Patrick Cunningham	(principal executive officer)

/s/ James Mikolaichik	Chief Financial Officer	March 14, 2014
James Mikolaichik	(principal financial and accounting officer)

Chairman of the Board of Directors
William Manning

/s/ B. Reuben Auspitz	Vice-Chairman of the Board of Directors	March 14, 2014
B. Reuben Auspitz

/s/ Richard Hurwitz	Director	March 14, 2014
Richard Hurwitz

/s/ Edward J. Pettinella	Director	March 14, 2014
Edward J. Pettinella

/s/ Robert M. Zak	Director	March 14, 2014
Robert M. Zak

/s/ Barbara Goodstein	Director	March 14, 2014
Barbara Goodstein

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Manning & Napier, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Manning & Napier, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Rochester, New York
March 14, 2014

Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$125,250	$108,324
Accounts receivable	24,140	22,962
Accounts receivable—Manning & Napier Fund, Inc.	16,461	13,767
Due from broker	5,816	—
Investment securities, at fair value	21,321	13,082
Prepaid expenses and other assets	8,028	7,014
Total current assets	201,016	165,149
Property and equipment, net	5,424	4,460
Net deferred tax assets, non-current	46,164	48,571
Total assets	$252,604	$218,180

Liabilities
Accounts payable	$1,476	$1,231
Accrued expenses and other liabilities	49,813	38,872
Deferred revenue	12,007	10,342
Total current liabilities	63,296	50,445
Other long-term liabilities	1,444	—
Amounts payable under tax receivable agreement, non-current	42,075	43,989
Total liabilities	106,815	94,434
Commitments and contingencies (Note 10)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 13,634,246 and 13,583,873 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	$136	$136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Additional paid-in capital	208,988	198,117
Retained deficit	(40,544)	(33,392)
Accumulated other comprehensive income	(1)	—
Total shareholders’ equity	168,579	164,861
Noncontrolling interests	(22,790)	(41,115)
Total shareholders’ equity and noncontrolling interests	145,789	123,746
Total liabilities, shareholders’ equity and noncontrolling interests	$252,604	$218,180
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Investment management services revenue	$376,068	$339,055	$329,992
Expenses
Compensation and related costs	191,803	165,698	305,957
Distribution, servicing and custody expenses	67,688	58,068	54,446
Other operating costs	31,738	31,145	28,373
Total operating expenses	291,229	254,911	388,776
Operating income (loss)	84,839	84,144	(58,784)
Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	—	(45,833)
Interest expense	(23)	(38)	(31)
Interest and dividend income	297	149	67
Change in liability under tax receivable agreement	(110)	(24)	—
Net gains (losses) on investments	1,066	348	147
Total non-operating income (loss)	1,230	435	(45,650)
Income (loss) before provision for income taxes	86,069	84,579	(104,434)
Provision for income taxes	9,128	8,160	1,982
Net income (loss) attributable to controlling and noncontrolling interests	76,941	76,419	(106,416)
Less: net income (loss) attributable to noncontrolling interests	74,285	73,950	(79,249)
Net income (loss) attributable to Manning & Napier, Inc.	$2,656	$2,469	$(27,167)
			November 18, 2011 through December 31, 2011
Net income (loss) per share available to Class A common stock
Basic	$0.20	$0.18	$(2.11)
Diluted	$0.19	$0.18	$(2.11)
Weighted average shares of Class A common stock outstanding
Basic	13,617,823	13,583,873	12,894,136
Diluted	13,741,647	13,583,873	12,894,136
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to controlling and noncontrolling interests	$76,941	$76,419	$(106,416)
Net unrealized holding gain (loss) on investment securities, net of tax	(1)	(3)	(338)
Reclassification adjustment for realized gains on investment securities included in net income (loss)	—	1	147
Comprehensive income (loss)	76,940	76,417	(106,607)
Less: Comprehensive income (loss) attributable to noncontrolling interest	74,284	73,948	(79,440)
Comprehensive income (loss) attributable to Manning & Napier, Inc.	$2,656	$2,469	$(27,167)

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock - Pre-Reorganization		Common Stock- Class A		Common Stock-Class B		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Partners' Capital	Non Controlling Interests
	Shares	Amount	Shares	Amount	Shares	Amount		Retained Deficit				Total

Balance—January 1, 2011	2,533,110	$101	—	$—	—	$—	$1,628	$(147,035)	$193	$1,307	—	$(143,806)
Net income	—	—	—	—	—	—	—	75,169	—	16,289	—	91,458
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(148,628)	—	—	—	(148,628)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	—	—	(305)	—	—	(305)
Common stock transactions	32,212	1	—	—	—	—	52	1	—	—	—	54
Equity-based compensation	—	—	—	—	—	—	929	—	—	—	—	929
Partners’ contributions	—	—	—	—	—	—	—	—	—	4,007	—	4,007
Conditional redemption	—	—	—	—	—	—	—	(348)	—	—	—	(348)
Elimination of shares subject to redemption	5,224,050	52	—	—	—	—	5,291	211,154	—	91	—	216,588
Reorganization and attribution of historical equity to partners’ capital	(7,789,372)	(154)	—	—	—	—	(7,900)	9,687	—	(1,633)	—	—

Balance—November 18, 2011	—	—	—	—	—	—	—	—	(112)	20,061	—	19,949
Issuance of Class A common stock, net of offering costs	—	—	13,583,873	136	—	—	159,763	—	—	—	—	159,899
Issuance of Class B common stock	—	—	—	—	1,000	—	—	—	—	—	—	—
Attribution of partners’ capital to noncontrolling interest	—	—	—	—	—	—	—	—	—	(20,061)	20,061	—
Purchase of Class A units of Manning & Napier Group, LLC held by M&N Group Holdings, LLC	—	—	—	—	—	—	—	—	—	—	(105,663)	(105,663)
Equity-based compensation	—	—	—	—	—	—	28,311	—	—	—	187,013	215,324
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	—	—	114	—	—	114
Initial establishment of deferred tax balances	—	—	—	—	—	—	59	—	—	—	—	59
Net loss	—	—	—	—	—	—	—	(27,167)	—	—	(170,707)	(197,874)

Balance—December 31, 2011	—	$—	13,583,873	$136	1,000	$—	$188,133	$(27,167)	$2	$—	$(69,296)	$91,808

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock - Pre-Reorganization		Common Stock- Class A		Common Stock-Class B		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Partners' Capital	Non Controlling Interests
	Shares	Amount	Shares	Amount	Shares	Amount		Retained Deficit				Total

Net income	—	—	—	—	—	—	—	2,469	—	—	73,950	76,419
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(108,059)	(108,059)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	—	—	(2)	—	—	(2)
Equity-based compensation	—	—	—	—	—	—	9,984	—	—	—	62,290	72,274
Dividends declared on Class A common stock - $0.64 per share	—	—	—	—	—	—	—	(8,694)	—	—	—	(8,694)

Balance—December 31, 2012	—	$—	13,583,873	$136	1,000	$—	$198,117	$(33,392)	$—	$—	$(41,115)	$123,746
Net income	—	—	—	—	—	—	—	2,656	—	—	74,285	76,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(120,852)	(120,852)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	—	—	(1)	—	—	(1)
Issuance of stock for restricted stock grants	—	—	50,373	—	—	—	256	—	—	—	—	256
Equity-based compensation	—	—	—	—	—	—	11,535	—	—	—	71,385	82,920
Dividends declared on Class A common stock - $0.72 per share	—	—	—	—	—	—	—	(9,808)	—	—	—	(9,808)
Purchase of Class A units of Manning & Napier Group, LLC held by M&N Group Holdings, LLC	—	—	—	—	—	—	(920)	—	—	—	(6,493)	(7,413)

Balance—December 31, 2013	—	$—	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$—	$(22,790)	$145,789

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$76,941	$76,419	$(106,416)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense related to change in mandatory redemption liability	—	—	45,833
Equity-based compensation	82,920	72,274	216,253
Depreciation	1,889	1,686	1,139
Change in amounts payable under tax receivable agreement	110	24	—
Net gains on investment securities	(1,066)	(348)	(147)
Deferred income taxes	2,037	2,776	20
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(1,178)	(4,553)	442
Accounts receivable—Manning & Napier Fund, Inc.	(2,694)	(917)	(902)
Prepaid expenses and other assets	(388)	(620)	(833)
Accounts payable	245	92	(694)
Accrued expenses and other liabilities	7,013	5,581	(761)
Deferred revenue	1,665	440	(72)
Other long-term liabilities	1,124	—	—
Net cash provided by operating activities	168,618	152,854	153,862
Cash flows from investing activities:
Purchase of property and equipment	(2,331)	(2,282)	(1,720)
Sale of investments	8,938	4,267	1,987
Purchase of investments	(16,109)	(12,868)	(2,295)
Due from broker	(5,000)	—	—
Proceeds from maturity of investments	—	505	—
Net cash used in investing activities	(14,502)	(10,378)	(2,028)
Cash flows from financing activities:
Distributions to noncontrolling interests	(120,852)	(108,059)	(148,628)
Payment of stock purchase note payable	—	—	(201)
Dividends paid on Class A common stock	(8,710)	(6,520)	—
Payment of capital lease obligations	(215)	(183)	(81)
Proceeds on issuance of stock	—	—	54
Capital contributions	—	—	4,007
Net proceeds from issuance of Class A common stock in initial public offering	—	—	154,449
Payments of costs directly associated with issuance of Class A common stock	—	(598)	(2,106)
Purchase of Class A units of Manning & Napier Group, LLC	(7,413)	—	(105,663)
Net cash used in financing activities	(137,190)	(115,360)	(98,169)
Net increase in cash and cash equivalents	16,926	27,116	53,665
Cash and cash equivalents:
Beginning of period	108,324	81,208	27,543
End of period	$125,250	$108,324	$81,208

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2013	2012	2011
Supplemental disclosures:
Cash paid during the period for interest	$23	$25	$4
Cash paid during the period for taxes	$6,142	$6,984	$1,101
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$544	$122	$125
Equipment acquired through capital lease obligation	$521	$52	$120
Accrued dividends	$3,272	$2,173	$—
Accrued costs directly associated with issuance of Class A common stock	$—	$—	$598

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. ("Manning & Napier" or the "Company") provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trust funds, as well as a variety of consultative services that complement its investment process. Founded in 1970, the Company offers equity and fixed income portfolios as well as a range of blended asset portfolios, such as life cycle funds, that use a mix of stocks and bonds. Headquartered in Fairport, New York, the Company serves a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.
The Company was incorporated on June 22, 2011 for the purpose of facilitating an initial public offering ("IPO") of 13,583,873 shares of its Class A common stock and to become the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. Prior to the series of transactions to reorganize the capital structure in advance of the IPO, the Company was a group of privately-held, affiliated companies (the "Manning & Napier Companies"). The diagram below depicts the Company's organization structure as of December 31, 2013.

(1)
Manning & Napier, Inc. is the managing member of Manning & Napier Group. The operating subsidiaries of Manning & Napier Group are Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Advisory Advantage Company, LLC ("AAC"), Exeter Advisors I, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners, LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. ("MNBD") and Exeter Trust Company. AAC transferred all of its business to MNA and was dissolved effective December 31, 2013

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). All material intercompany transactions have been eliminated in consolidation.
In the quarter ended March 31, 2013, the Company changed the presentation of certain items within its consolidated statements of operations. The Company incurs 12b-1 distribution and servicing fees ("12b-1 fees") that are due to third party distributors of the Manning & Napier Fund, Inc. series of mutual funds (the "Fund") based on the assets under management of designated share classes of the Fund. The Company incurs sub-custodian fees due to a third party that provides custodial services for those assets where Exeter Trust Company is the named custodian. The Company changed its presentation of 12b-1 fees and sub-custodian fees from "Other operating costs" to "Sub-transfer agent and shareholder service costs" to more appropriately reflect the nature of these costs as distribution and asset-based. The line was renamed "Distribution, servicing and custody expenses" to reflect the broader nature of the underlying expenses. In the year ended December 31, 2013, the Company changed its presentation of "Changes in amounts payable under the tax receivable agreement" from "Other operating costs" to a separate component of "Non-operating income (loss)".
Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously published financial results. The impact is illustrated below:

	Year Ended December 31,
	2012	2011
	(in thousands)
Sub-transfer agent and shareholder service costs, as previously reported	$51,206	49,115
12b-1 and sub-custodian fees reclassification	6,862	5,331
Distribution, servicing and custody expenses, as reclassified	$58,068	$54,446

Other operating costs, as previously reported	$38,031	33,704
12b-1 and sub-custodian fees reclassification	(6,862)	(5,331)
Changes in amounts payable under tax receivable agreement reclassification	(24)	—
Other operating costs, as reclassified	$31,145	$28,373

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates or assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from these estimates or assumptions.
Principles of Consolidation
Manning & Napier holds approximately 14% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
Advisory Agreements

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company derives significant revenue from its role as advisor to the Manning & Napier Fund Inc. series of mutual funds (“Fund”) and the Exeter Collective Investment Trust (“CIT”) investment vehicles.
Investments in the Fund amounted to approximately $1.7 million and $0.2 million at December 31, 2013 and 2012, respectively.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $196.9 million, $173.4 million and $167.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, which represents greater than 10% of revenue in each period.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in operating accounts at major financial institutions and also in money market mutual funds. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments. The fair value of cash equivalents have been classified as Level 1 in accordance with the fair value hierarchy.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains on investments in the consolidated statements of operations. Realized gains and losses on sales of trading securities are computed on a specific identification basis. At December 31, 2013 and 2012, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes.
Investment securities classified as available-for-sale consist of U.S. Treasury notes. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a specific identification basis and are recorded in net gains on investments in the consolidated statements of operations.
Securities sold, not yet purchased are recorded on the trade date, are stated at fair value and represent obligations of the Company to purchase the securities at prevailing market rates. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments. Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net capital gain (loss) from investments on the consolidated statements of operations. Securities sold, not yet purchased are included in accrued expenses and other liabilities in the consolidated statements of financial condition, with any unrealized gains or losses reported in current period earnings in net capital gain (loss) from investments on the consolidated statements of operations.
Accounts Receivable
Accounts receivable includes investment management and custodial fees receivable from clients. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2013, 2012 or 2011.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the applicable life of the asset class. Depreciation is calculated for computer software, office equipment, and furniture and fixtures using useful lives of 3, 5, and 7 years, respectively. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the remaining expected lease term. Gains or losses upon sale or other disposition of fixed assets, are included in the consolidated statements of operations.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Leases
Rent under non-cancelable operating leases with scheduled rent increases is accounted for on a straight-line basis over the lease term, beginning on the date of initial possession or the effective date of the lease agreement. Allowances and other lease incentives provided by the Company’s landlords are amortized on a straight-line basis as a reduction of rent expense. The difference between straight-line rent expense and rent paid and the unamortized deferred lease costs and build-out allowances are recorded as deferred rent liability in the consolidated statements of financial condition.
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
All other revenue earned is recognized on a U.S. GAAP accounting basis as earned per the terms of the specific contract.
Equity-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company estimates an expected forfeiture rate, and only recognize expense for those awards expected to vest. If the actual forfeiture rate is materially different from that estimated, the equity-based compensation expense could be significantly different from the amount initially recorded in the current period. See Note 13 for additional information on equity-based compensation.
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
Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011.
Loss Contingencies
The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s consolidated financial statements. No loss accruals were recorded as of December 31, 2013, 2012 and 2011.
Recent Accounting Pronouncements

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of Accumulated Other Comprehensive Income. The adoption of this amendment on January 1, 2013 did not have a material impact on the consolidated financial statements and related disclosures.
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
Note 3—Noncontrolling Interests
Manning & Napier holds an approximately 14% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial conditions with respect to the remaining approximately 86% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income (loss) attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests. Subsequent to the IPO, the Company has consolidated the results of Manning & Napier Group; therefore, all income for the period prior to the IPO is entirely attributable to noncontrolling interests.
The following provides a reconciliation from “Income (loss) before provision for income taxes” to “Net income (loss) attributable to Manning & Napier, Inc.”:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income (loss) before provision for income taxes	$86,069	$84,579	$(104,434)
Less: income before provision for income taxes prior to the initial public offering (a)	—	—	92,366
Less: loss before provision for income taxes of Manning & Napier, Inc. (b)	(937)	(1,773)	(298)
Income (loss) before provision for income taxes, as adjusted	87,006	86,352	(196,502)
Controlling interest percentage (c)	13.9%	13.8%	13.1%
Net income (loss) attributable to controlling interest	12,103	11,929	(25,836)
Plus: loss before provision for income taxes of Manning & Napier, Inc. (b)	(937)	(1,773)	(298)
Income (loss) before income taxes attributable to Manning & Napier, Inc.	11,166	10,156	(26,134)
Less: provision for income taxes of Manning & Napier, Inc. (d)	8,510	7,687	1,033
Net income (loss) attributable to Manning & Napier, Inc.	$2,656	$2,469	$(27,167)
__________________________

a)	All income for the period prior to the IPO is entirely attributable to the noncontrolling interests which existed prior to the IPO.

b)	Manning & Napier, Inc. incurs certain expenses that are only attributable to it and are therefore excluded from the net income (loss) attributable to noncontrolling interests.

c)
Income (loss) before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods. For the 2011 period, the amount of loss attributable to Manning & Napier, Inc. from the date of the IPO through December 31, 2011 represents the Company’s weighted ownership of Manning & Napier Group during that period.

d)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $9.1 million, $8.2 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

On March 29, 2013, M&N Group Holdings exchanged 498,497 Class A units of Manning & Napier Group for approximately $7.4 million in cash, $6.5 million of which was attributable to the noncontrolling interests. Subsequent to the exchange, the Class A units were retired. In addition, as further described in Note 13, on April 30, 2013 40,480 units of Manning & Napier Group were redeemed and re-issued as Class A common stock and 9,893 shares of Class A common stock were granted resulting in Manning & Napier, Inc. acquiring an additional 50,373 Class A units of Manning & Napier Group. As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to approximately 14%. As of December 31, 2013, M&N Group Holdings and MNCC may exchange 75,861,023 Class A units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the IPO.
Pursuant to the exchange agreement (Note 11) and following the 2011 consummation of the IPO, Class A units of Manning & Napier Group were acquired from their holders in exchange for cash or shares of the Company’s Class A common stock. In addition, approximately $105.7 million of the net proceeds of the initial public offering were used to purchase Class A units of Manning & Napier Group held by M&N Group Holdings. Manning & Napier Group has elected Section 754 of the Internal Revenue Code, as amended, to be in effect for taxable years in which purchases or exchanges of the Class A units of Manning & Napier Group will occur. Pursuant to the Section 754 election, each future purchase or exchange of such Class A units is expected to result in the purchaser of such units receiving an increase in the tax basis of tangible and intangible assets of Manning & Napier Group. The basis adjustments will increase, for tax purposes, the tax basis in the Manning & Napier Group’s assets attributable to the Class A units acquired. The higher tax basis will increase depreciation and amortization deductions allocable to the Company from Manning & Napier Group and therefore reduce the amount of income tax that the Company would otherwise be required to pay in the future.
Upon the consummation of the IPO, a tax receivable agreement ("TRA") was entered into between the Company and the other holders of Manning & Napier Group, pursuant to which the Company is required to pay to such holders 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes, or is deemed to realize in certain circumstances, as a result of any step-up in tax basis in Manning & Napier Group’s assets resulting from (i) the Company’s purchase of such Class A units from M&N Group Holdings with a portion of the net proceeds of the initial public offering, (ii) the Company’s purchases or exchanges of such Class A units from M&N Group Holdings and MNCC respectively, for cash or, at the Company’s election, shares of its Class A common stock and (iii) payments under the tax receivable agreement, including any tax benefits related to imputed interest deemed to be paid by the Company as a result of such agreement.
There is a possibility that not all of the 85% of the applicable cash savings will be paid to the selling or exchanging holder of Class A units at the time described above. If it is determined that all or a portion of such applicable tax savings is in doubt, payment to such holders of Class A units will be the amount attributable to the portion of the applicable tax savings that are determined not to be in doubt and the payment of the remainder at such time as it is reasonably determined that the actual tax savings or that the amount is no longer in doubt.
At December 31, 2013 and 2012, the Company had recorded a total liability of $44.0 million and $45.9 million, respectively, representing the payments due to the selling unit holders under the TRA. Of these amounts, $2.0 million and $1.9 million were included in accrued expenses and other liabilities at December 31, 2013 and 2012, respectively. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the 2011 initial public offering. The payments are made in accordance with the terms of the TRA. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA. Payments pursuant to the TRA for the year ended December 31, 2013 and 2012 totaled $2.0 million and $0.3 million, respectively, while the Company made no payments for the year ended December 31, 2011.
During the years ended December 31, 2013 and 2012, the Company made approximately $120.9 million and $108.1 million, respectively, in distributions to noncontrolling interests. None of these distributions were payments pursuant to the TRA.
Obligations pursuant to the TRA are obligations of the Company. They do not impact the noncontrolling interests. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income (loss).

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2013 and December 31, 2012:

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. treasury note (0.25%, 8/31/2014)	$505	$—	$—	$505
U.S. treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	—	—	607
Trading securities
Equity securities				11,961
Fixed income securities				7,085
Managed mutual funds				1,668
				20,714
Total investment securities				$21,321

	December 31, 2012
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. treasury note (0.25%, 8/31/2014)	$505	$1	$—	$506
U.S. treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	1	—	608
Trading securities
Equity securities				7,293
Fixed income securities				4,970
Managed mutual funds				211
				12,474
Total investment securities				$13,082
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. At December 31, 2013 and 2012, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.9 million of net unrealized gains, less than $0.1 million of net unrealized losses and less than $0.1 million of net unrealized gains related to investments classified as trading securities for the years ended December 31, 2013, 2012 and 2011, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes for compliance with certain state regulations. As of December 31, 2013 and 2012, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2013, 2012, or 2011.

The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2013, 2012, and 2011:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Gross realized investment gains	$990	$718	$384
Gross realized investment losses	(885)	(350)	(247)
Net realized gains	$105	$368	$137
Note 5—Derivative Instruments
The Company enters into futures contracts for product development purposes. Futures are commitments either to purchase or sell a designated financial instrument, currency, commodity or an index at a specified future date for a specified price and may be settled in cash or another financial asset. Upon entering into a futures contract, the Company is required to pledge to the broker an amount of cash, which is reported in due from broker within the consolidated statements of financial condition. Futures contracts have little credit risk because the counterparties are futures exchanges. The Company does not hold any derivatives in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.
The following tables present the notional value and fair value as of December 31, 2013 for derivative instruments not designated as hedging instruments:

		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$123,164	$217	$(66)
Total derivatives	$123,164	$217	$(66)
As of December 31, 2013, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net gains (losses) on investments in the consolidated statements of operations. During the period from September 26, 2013, commencement of derivative operations, through December 31, 2013, the average volume of derivative activity (measured in terms of notional value) was approximately $145.0 million. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest rate futures	$38	$—	$—
Balance as of end of period	$38	$—	$—
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

The following table presents the offsetting of interest rate futures as of December 31, 2013:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
Interest rate futures	$(66)	$217	$151	$—	$—	$151

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$11,961	$—	$—	$11,961
Fixed income securities	1,220	5,865	—	7,085
Managed mutual funds	1,668	—	—	1,668
U.S. Treasury notes	—	607	—	607
Derivatives	217	—	—	217
Total assets at fair value	$15,066	$6,472	$—	$21,538

Equity securities sold, not yet purchased	$777	$—	$—	$777
Derivatives	66	—	—	66
Total liabilities at fair value	$843	$—	$—	$843

	December 31, 2012
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$7,293	$—	$—	$7,293
Short-term securities	—	4,970	—	4,970
Managed mutual funds	211	—	—	211
U.S. Treasury notes	—	608	—	608
Total assets at fair value	$7,504	$5,578	$—	$13,082
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
There were no Level 3 securities held by the Company as of December 31, 2013 or 2012.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2013, 2012 and 2011.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Property and Equipment
Property and equipment as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Furniture and fixtures	$1,494	$1,180
Office equipment	4,301	3,593
Computer software	2,175	1,758
Leasehold improvements	3,351	2,447
	11,321	8,978
Less: Accumulated depreciation	(5,897)	(4,518)
Property and Equipment, net	$5,424	$4,460
Depreciation expense is included in other operating costs and totaled $1.9 million, $1.7 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company has evaluated its long-lived assets for impairment under the current accounting standards and has concluded that no impairment loss has occurred as of December 31, 2013 and 2012.
Note 8—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Accrued bonuses and sales commissions	$28,305	$20,070
Accrued payroll and benefits	2,970	2,960
Accrued sub-transfer agent fees	8,081	7,455
Dividends payable	3,272	2,173
Amounts payable under tax receivable agreement	1,955	1,928
Securities sold, not yet purchased	777	—
Other accruals and liabilities	4,453	4,286
	$49,813	$38,872
Note 9—Line of Credit
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
As an investment adviser to a variety of investment products, the Company is subject to routine reviews and inspections by the SEC and Financial Industry Regulatory Authority, Inc., or FINRA. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending or to the Company’s knowledge threatened against it. As of December 31, 2013 and 2012, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Lease Commitments
The Company has several operating leases for office space, and leases its primary office facilities in Fairport, New York under an operating lease expiring December 31, 2022. The Company also rents additional office space in various other locations throughout the United States. Total rental expense for all leases amounted to $3.6 million, $3.6 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Minimum rent payments relating to the office leases for years subsequent to 2013, are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2014	$3,469
2015	3,380
2016	3,223
2017	3,000
2018	2,958
Thereafter	11,640
$27,670
Under the agreement for its primary office facilities, the Company is required to pay a minimum of approximately $2.9 million annually for the use of the facility.
As of December 31, 2013 and 2012, the Company had approximately $0.6 million and $0.2 million respectively of total capital lease obligations.
As detailed in Note 3, the Company is committed to obligations pursuant to the TRA. The timing of payments is subject to certain contingencies including Manning & Napier having sufficient taxable income to utilize all of the tax benefits defined in the TRA.
Note 11—Shareholders’ Equity and Capital Structure
The authorized capital stock of Manning & Napier consists of 300,000,000 shares of Class A common stock, par value $0.01 per share, and 2,000 shares of Class B common stock, par value $0.01 per share, and are further described below. In addition to the Class A and Class B common stock, the Company has the authority to issue 100,000 shares of preferred stock, par value $0.01 per share.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

In the event the holder of the Company’s Class B common stock transfers any shares of Class B common stock to any person or entity, such shares will be deemed automatically to convert into the same number of shares of Class A common stock.
Upon the earlier to occur of: (i) the death of William Manning, the holder of the Company’s Class B common stock, (ii) the date that the aggregate direct and indirect ownership of William Manning's units of Manning & Napier Group constitutes less than 25% of the total number of units of Manning & Napier Group and (iii) November 17, 2017, all outstanding shares of the Company’s Class B common stock will be automatically, without any further action on the Company’s part or the holder of the shares of the Company’s Class B common stock, canceled and will revert to the status of authorized but unissued shares of Class B common stock.
The holder of the Company’s Class B common stock does not have any preemptive, subscription or conversion rights.
Voting
Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast by all shares of Class A common stock and Class B common stock, voting together as a single class.
Shares Eligible for Future Sale
Upon the completion of the initial public offering, the Company entered into an exchange agreement with M&N Group Holding, MNCC and the other direct holders of all of the units of Manning & Napier Group that are not held by the Company.
Pursuant to the terms of the exchange agreement, subject to certain restrictions, such units may be exchangeable on an annual basis for an aggregate of up to 75,861,023 shares of the Company’s Class A common stock as of December 31, 2013. As of December 31, 2013 approximately 17.9 million Class A units of Manning & Napier Group are eligible for exchange, of which approximately 13.4 million are held by William Manning.
For any units of Manning & Napier Group exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company’s Class A common stock less a market discount and expected expenses, or, at the Company’s election, (ii) issue shares of the Company’s Class A common stock on a one-for-one basis, subject, in each case, to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company’s ownership of Manning & Napier Group will increase. The decision whether to pay cash or issue shares will be made by the independent members of the Company’s board of directors.
Note 12—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to other potentially dilutive shares outstanding. The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2013 and 2012 and for the period from November 18, 2011 through December 31, 2011:

	Year Ended December 31,		November 18, 2011 through December 31, 2011
	2013	2012
	(in thousands, except share data)
Net income (loss) attributable to controlling and noncontrolling interests	$76,941	$76,419	$(197,874)
Less: net income (loss) attributable to noncontrolling interests	74,285	73,950	(170,707)
Net income (loss) attributable to Manning & Napier, Inc.	$2,656	$2,469	$(27,167)

Weighted average shares of Class A common stock outstanding - basic	13,617,823	13,583,873	12,894,136
Dilutive effect from restricted stock units	123,824	—	—
Weighted average shares of Class A common stock outstanding - diluted	13,741,647	13,583,873	12,894,136
Net income available to Class A common stock per share - basic	$0.20	$0.18	$(2.11)
Net income available to Class A common stock per share - diluted	$0.19	$0.18	$(2.11)
At December 31, 2013 there were 75,861,023 Class A units of Manning & Napier Group which, subject to certain restrictions, may be exchangeable for up to 75,861,023 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the respective reporting periods. As such, these units were not included in the calculation of diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Equity Based Compensation
2011 Equity Compensation Plan
The 2011 Equity Compensation Plan (the “2011 Plan”) was adopted by the Company’s board of directors and approved by the Company’s stockholders prior to the consummation of the IPO. At December 31, 2013, a total of 12,675,523 equity interests remain available for issuance under the 2011 Plan. The equity interests may be issued in the form of the Company’s Class A common stock, restricted stock units, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group ("LTIP units").
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
The following table summarizes stock award activity for the year ended December 31, 2013 under the 2011 Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2013	—	$—
Granted	467,290	$15.83
Vested	(50,373)	$17.51
Forfeited	—	—
Stock awards outstanding at December 31, 2013	416,917	$15.63
The weighted average fair value of 2011 Plan awards granted during the year ended December 31, 2013 was $15.83, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. For such awards that vest over time, recipients are not entitled to dividends declared on the underlying Class A common shares until the awards become fully vested.
For the year ended December 31, 2013, the Company recorded approximately $1.7 million of compensation expense, respectively, related to awards under the 2011 Plan. The aggregate intrinsic value of 2011 Plan awards that vested during the year ended December 31, 2013 was approximately $0.9 million. As of December 31, 2013, there was unrecognized compensation expense related to 2011 Plan awards of approximately $5.0 million, which the Company expects to recognize over a weighted average period of approximately 2.3 years.
2011 Reorganization-Related Transactions
In connection with the 2011 reorganization transactions, Class B units of M&N Group Holdings were granted to William Manning as part of the overall agreement among William Manning and the other owners of the Manning & Napier Companies to consummate the reorganization. These Class B units were vested immediately upon the consummation of the IPO. As such, a one-time compensation charge of $213.0 million was recognized by the Company in 2011, based on the value of these units.
Also upon the consummation of the IPO, the Company adopted new vesting terms related to the pre-IPO ownership interests of certain employees of the Company other than William Manning. Such individuals were entitled to 15% of their pre-reorganization ownership interests upon the consummation of the IPO, with an additional 5% of such ownership interests vesting annually through 2014, provided such individuals are employees of the Company as of such date (service-based vesting). The remaining ownership interests will be subject to performance-based vesting annually through 2014, to be determined by a vesting committee, and subject to an initial two-year lockup period as well as other selling restrictions (performance-based vesting). Notwithstanding these vesting requirements, in the event William Manning sells any portion of his interests in the Manning & Napier Companies following the consummation of the initial public offering, the other pre-IPO employee-owners will have the right to sell a pro rata amount of such individuals’ indirect ownership interest in Manning & Napier Group, and if any individual does not at such time have fully vested ownership interests sufficient to allow such participation, an amount of their ownership interests will vest to the extent necessary to allow them to participate in the pro rata sale. In connection with the reorganization and the related amendment to the limited liability company agreement of Manning & Napier Group, these pre-IPO ownership interests were reclassified as Class A Units of Manning & Napier Group. As such, fully vested ownership interests may be exchangeable for shares of the Company’s Class A common stock (Note 11).

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Reorganization-Related Equity Compensation
During 2013, the Company recorded compensation expense for the approximately 3.8 million performance-based awards eligible to vest on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards was contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient met such performance criteria was made by a vesting committee at the end of the annual service period, and resulted in a total of 3.4 million awards vesting on December 31, 2013. In accordance with Accounting Standards Codification Topic 718, Stock Compensation, the grant date for these performance-based awards occurred at the end of the service period. Prior to the grant date, compensation expense was re-measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period. No expense is being recognized for the performance-based awards eligible to vest on December 31, 2014, as the performance conditions have not yet been defined.
The following table summarizes performance-based stock unit activity for the year ended December 31, 2013 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2013	28,914	$12.00
Granted	3,480,121	$17.65
Vested	(3,509,035)	$17.60
Forfeited	—	$—
Stock unit awards outstanding at December 31, 2013	—	$—

The following table summarizes service-based stock unit activity for the year ended December 31, 2013 specific to the 2011 reorganization transactions:

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2013	2,924,962	$12.00
Granted	102,390	$16.54
Vested	(1,560,450)	$12.30
Forfeited	(8,853)	$12.00
Stock unit awards outstanding at December 31, 2013	1,458,049	$12.00

For performance-based and service-based awards granted during the year ended December 31, 2013, the weighted average fair value of the awards granted was $17.65 and $16.54, respectively, as determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on the New York Stock Exchange on the date of grant.
For the year ended December 31, 2013, the Company recorded approximately $81.2 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the year ended December 31, 2013, approximately $19.6 million is attributable to the service-based awards. For the same period, the remaining expense of approximately $61.6 million is attributable to performance-based awards. For the year ended December 31, 2013, $60.8 million of the expense attributable to performance-based awards is related to awards that vested on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on December 31, 2013.
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
The aggregate intrinsic value of service-based and performance-based stock units that vested during the year ended December 31, 2013 was approximately $26.1 million and $61.9 million, respectively. The aggregate intrinsic value of service-based and performance-based stock units that vested during the year ended December 31, 2012 was approximately $19.3 million and $53.7 million, respectively. The aggregate intrinsic value of stock units that vested during the year ended December 31, 2011 was approximately $213.9 million.
As of December 31, 2013, there was unrecognized compensation expense related to unvested service-based awards of approximately $15.7 million. The Company expects to recognize this expense over a weighted average period of 0.9 years.
As of December 31, 2013, there was unrecognized compensation expense related to unvested performance-based awards of approximately $73.4 million, which the Company expects to recognize over a weighted average period of 1.0 years. Included in this total is an estimate of $72.7 million of unrecognized compensation expense related to the approximately 4.2 million unvested performance-based awards under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on December 31, 2013, and includes performance awards eligible to vest through 2014.
Stock unit awards forfeited during the year ended December 31, 2013 were redistributed amongst the legacy owners, including William Manning. Of the stock units forfeited, 102,390 were granted to William Manning which vested immediately. The remaining units were awarded to the other legacy owners and are subject to performance criteria. This award does not result in dilution to the number of outstanding shares of Class A common stock. The aggregate intrinsic value of these stock units that vested during the year ended December 31, 2013 was approximately $1.7 million.
Note 14—Income Taxes
The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC"), or a “C-Corporation”. As such, the entities functioning as LLC’s are not liable for or able to benefit from U.S. federal and most state and local income taxes on their earnings, as such earnings (losses) will be included in the personal income tax returns of each entity’s unit holders. The entities functioning as "C" corporations are liable for or able to benefit from U.S. federal, state and local income taxes on their earnings and losses, respectively.
Components of the provision for income taxes consist of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current
Federal	$5,865	$4,472	$1,050
State and local	1,226	912	912
Current tax expense	7,091	5,384	1,962
Deferred
Federal	1,853	2,603	18
State and local	184	173	2
Deferred tax expense	2,037	2,776	20
Provision for income tax expense	$9,128	$8,160	$1,982

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Amount computed using the statutory rate	$30,124	$29,603	$(36,552)
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	1,077	820	852
Equity-based compensation	3,956	3,494	9,909
Other, net	(142)	74	(28)
(Benefit) provision from the flow-through entities	(25,887)	(25,831)	27,801
Provision for income taxes	$9,128	$8,160	$1,982
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
Deferred Tax Assets and Liabilities

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets
Tax receivable agreement	$48,750	$51,357
Bonus and commissions	1,334	644
Consulting and professional	59	35
Other	—	46
	50,143	52,082
Deferred tax liabilities
Depreciation and amortization	161	142
Prepaid items	119	308
Other	10	—
	290	450
Total deferred tax assets and liabilities, net	$49,853	$51,632
The decrease in net deferred tax assets as of December 31, 2013 since December 31, 2012 was primarily attributable to amortization of the tangible and intangible assets of Manning & Napier Group. During the year ended December 31, 2011, the Company recorded the tax basis of the tangible and intangible assets of Manning & Napier Group in accordance with the Company’s election made under Section 754 of the Internal Revenue Code. Upon consummation of the initial public offering, the Company entered into an exchange agreement whereby interests of Manning & Napier Group were exchanged for Class A shares. This transaction resulted in an increase in the tax basis of the tangible and intangible assets of Manning & Napier Group, which triggered a liability under the tax receivable agreement. The agreement provides for a payment to the Manning & Napier Group selling unit holders of 85% of the cash tax savings (if any) of the Company, resulting from the increased tax benefits from the exchange and for the Company to retain 15% of such benefits.
As of December 31, 2013 and 2012, the Company had no available net operating loss carryforwards for income tax purposes.
The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2013 and 2012.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounting for Uncertainty in Income Taxes
The Company's liability for income taxes associated with unrecognized tax benefits of $3.1 million was unchanged during the years ended December 31, 2013 and 2012.
The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded less than $0.1 million in interest and no penalties in the consolidated statements of operations for the year ended December 31, 2013, and no interest or penalties in the years ended December 31, 2012 and 2011.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations. If the unrecognized tax benefits of $3.1 million were subsequently recognized, it would favorably affect the effective income tax rate in the period recognized.
The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2010 through 2012 remain subject to examination by the respective tax authorities.
Note 15—Related Party Transactions
Aircraft
From time to time, the Company reimburses William Manning for business travel in connection with the use of a private plane owned by William Manning. The Company owns no direct or indirect interest in such private plane, and the Company has not provided any financing to William Manning for such plane. In the event William Manning, or other executives, use such plane in connection with the business of the Company, the Company reimburses William Manning based upon the amount of flight time per trip, which is a fraction of the total cost of the ownership and maintenance of such plane. Reimbursements with respect to each particular use of the plane for the years ended December 31, 2013, 2012 and 2011 have been approximately $0.1 million annually.
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees waived related to the Company's executive officers was approximately $0.1 million in 2013.
During 2012, the Company loaned approximately $1.0 million to certain noncontrolling members in order for the entities to make required tax payments. The amount was repaid in full as of March 31, 2012.
Affiliate transactions - Manning & Napier Fund, Inc.
The Company has agreements to serve as the investment manager of Manning & Napier Fund, Inc., with which certain of its officers are affiliated. Under the terms of these agreements, which are generally reviewed and continued by the board of directors of Manning & Napier Fund, Inc. annually, the Company receives a fee based on an annual percentage of the average daily net assets of each series within the Manning & Napier Funds, Inc. The Company has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain of Manning & Napier Fund, Inc. series.
Note 16—Employee Benefit Plan
The Company offers the Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) to all employees who meet the plan criteria.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 75% of their regular salary subject to annual limitations determined by the IRS. The Company matches an amount equivalent to 50% of a participant’s contribution, not to exceed 2% of their total compensation. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $0.9 million, $0.7 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
With respect to the profit sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who participate. These contributions by the Company amounted to $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17—Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2013 and 2012.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$90,256	$92,973	$94,647	$98,192
Operating income (1)	$18,079	$21,407	$24,547	$20,806
Net income attributable to the controlling and noncontrolling interests (1)	$16,392	$18,597	$22,793	$19,159
Net income attributable to Manning & Napier, Inc.	$344	$260	$1,314	$738
Net income available to Class A common stock - diluted	$0.03	$0.02	$0.10	$0.05
Weighted average shares of Class A common stock - diluted	13,583,873	13,718,182	13,690,641	13,729,738
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.24

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$85,014	$81,529	$85,382	$87,130
Operating income (2)	$36,058	$13,229	$21,674	$13,183
Net income attributable to the controlling and noncontrolling interests (2)	$34,424	$9,456	$21,064	$11,475
Net income (loss) attributable to Manning & Napier, Inc.	2,903	(1,836)	1,654	$(252)
Net income (loss) available to Class A common stock - diluted	$0.21	$(0.14)	$0.12	$(0.02)
Weighted average shares of Class A common stock - diluted	13,583,873	13,583,873	13,583,873	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.16

(1)
Operating income and net income attributable to the controlling and noncontrolling interests for the first, second, third and fourth quarters of 2013 included $21.7 million, $22.8 million, $18.2 million and $18.6 million, respectively, of reorganization-related share-based compensation charges.

(2)
Operating income and net income attributable to the controlling and noncontrolling interests for the first, second, third and fourth quarters of 2012 included $3.7 million, $24.0 million, $17.3 million and $27.2 million, respectively, of reorganization-related share-based compensation charges.

Note 18—Subsequent Events
Distribution and Dividend
On March 7, 2014, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million, of which approximately $27.0 million is payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on May 1, 2014 to shareholders of record as of April 15, 2014.
Exchange of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2014 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Company will pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.