Form 10-Q
period 2014-03-31
Manning & Napier, Inc.
filed 2014-05-09
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Class A common stock, $0.01 par value per share	13,648,169
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$118,707	$125,250
Accounts receivable	24,362	24,140
Accounts receivable—Manning & Napier Fund, Inc.	16,421	16,461
Due from broker	5,567	5,816
Investment securities, at fair value	24,334	21,321
Prepaid expenses and other assets	7,715	8,028
Total current assets	197,106	201,016
Property and equipment, net	5,783	5,424
Net deferred tax assets, non-current	42,686	46,164
Total assets	$245,575	$252,604

Liabilities
Accounts payable	$1,303	$1,476
Accrued expenses and other liabilities	62,169	49,813
Deferred revenue	13,611	12,007
Total current liabilities	77,083	63,296
Other long-term liabilities	1,893	1,444
Amounts payable under tax receivable agreement, non-current	39,965	42,075
Total liabilities	118,941	106,815
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 13,648,169 and 13,634,246 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	136	136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	208,297	208,988
Retained deficit	(42,647)	(40,544)
Accumulated other comprehensive income	—	(1)
Total shareholders’ equity	165,786	168,579
Noncontrolling interests	(39,152)	(22,790)
Total shareholders’ equity and noncontrolling interests	126,634	145,789
Total liabilities, shareholders’ equity and noncontrolling interests	$245,575	$252,604
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Investment management services revenue	$98,470	$90,256
Expenses
Compensation and related costs	51,810	48,483
Distribution, servicing and custody expenses	18,440	15,915
Other operating costs	7,937	7,779
Total operating expenses	78,187	72,177
Operating income	20,283	18,079
Non-operating income (loss)
Interest expense	(3)	(3)
Interest and dividend income	214	63
Change in liability under tax receivable agreement	2,110	—
Net gains (losses) on investments	116	250
Total non-operating income (loss)	2,437	310
Income before provision for income taxes	22,720	18,389
Provision for income taxes	5,076	1,997
Net income attributable to controlling and noncontrolling interests	17,644	16,392
Less: net income attributable to noncontrolling interests	17,563	16,048
Net income attributable to Manning & Napier, Inc.	$81	$344

Net income per share available to Class A common stock
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Weighted average shares of Class A common stock outstanding
Basic	13,634,401	13,583,873
Diluted	13,751,690	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Net income attributable to controlling and noncontrolling interests	$17,644	$16,392
Reclassification adjustment for realized losses on investment securities included in net income	1	—
Comprehensive income	$17,645	$16,392
Less: Comprehensive income attributable to noncontrolling interests	$17,564	$16,048
Comprehensive income attributable to Manning & Napier, Inc.	$81	$344
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2013	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$(22,790)	$145,789
Net income	—	—	—	—	—	81	—	17,563	17,644
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,972)	(26,972)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	1	—	1
Issuance of stock for restricted stock grants	13,923	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,165	—	—	19,519	22,684
Dividends declared on Class A common stock - $0.16 per share	—	—	—	—	—	(2,184)	—	—	(2,184)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 3)	—	—	—	—	(3,856)	—	—	(26,472)	(30,328)
Balance—March 31, 2014	13,648,169	$136	1,000	$—	$208,297	$(42,647)	$—	$(39,152)	$126,634
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$17,644	$16,392
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	22,684	21,740
Depreciation	477	486
Change in amounts payable under tax receivable agreement	(2,110)	—
Net gains on investment securities	(116)	(250)
Deferred income taxes	3,478	393
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(222)	(856)
Accounts receivable—Manning & Napier Fund, Inc.	40	(809)
Prepaid expenses and other assets	313	169
Accounts payable	(173)	94
Accrued expenses and other liabilities	(13,682)	(8,489)
Deferred revenue	1,604	1,712
Other long-term liabilities	449	—
Net cash provided by operating activities	30,386	30,582
Cash flows from investing activities:
Purchase of property and equipment	(773)	(373)
Sale of investments	1,486	4,852
Purchase of investments	(4,082)	(2,077)
Proceeds from maturity of investments	100	—
Net cash (used in) provided by investing activities	(3,269)	2,402
Cash flows from financing activities:
Dividends paid on Class A common stock	(3,272)	(2,173)
Payment of capital lease obligations	(60)	(36)
Purchase of Class A units of Manning & Napier Group, LLC	(30,328)	(7,413)
Net cash used in financing activities	(33,660)	(9,622)
Net (decrease) increase in cash and cash equivalents	(6,543)	23,362
Cash and cash equivalents:
Beginning of period	125,250	108,324
End of period	$118,707	$131,686
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. ("Manning & Napier", or the "Company") provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trust funds, as well as a variety of consultative services that complement its investment process. Founded in 1970, the Company offers equity and fixed income portfolios as well as a range of blended asset portfolios, such as life cycle funds, that use a mix of stocks and bonds. Headquartered in Fairport, New York, the Company serves a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.
The Company is the sole managing member of Manning & Napier Group, LLC (together with its subsidiaries, "Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of March 31, 2014.

Public Investors
William Manning
100% Class A common stock
49.8% voting rights
100% economic rights
100% Class B common stock
50.2% voting rights
no economic rights
Manning & Napier, Inc.
Ticker: MN
Manning & Napier Capital Company, LLC
M&N Group Holdings, LLC
1.2% Class A units
1.2% voting and economic rights
14.3% Class A units
14.3% voting and economic rights
84.5% Class A units
84.5% voting and economic rights
Manning & Napier Group, LLC (1)

(1)
The operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Exeter Advisors I, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013. The financial data for the interim periods may not necessarily be indicative of results for future interim periods or for the full year.

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
Principles of Consolidation
As of March 31, 2014, Manning & Napier holds an approximately 14.3% economic interest in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. Realized gains and losses on sales of trading securities are computed on a specific identification basis. At March 31, 2014, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
Securities sold, not yet purchased are recorded on the trade date, are stated at fair value and represent obligations of the Company to purchase the securities at prevailing market rates. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments. Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gain (loss) from investments on the consolidated statements of operations. Securities sold, not yet purchased are stated at fair value in accrued expenses and other liabilities in the consolidated statements of financial condition, with any unrealized gains or losses reported in current period earnings in net gain (loss) from investments on the consolidated statements of operations.
Operating Segments
The Company operates in one segment, the investment management industry. The Company primarily provides investment management services to separately managed accounts, mutual funds and collective investment trust funds. Management assesses the financial performance of these vehicles on a combined basis.
Advisory Agreements
The Company derives significant revenue from its role as advisor to the Manning & Napier Fund Inc. series of mutual funds (the “Fund”) and the Exeter Collective Investment Trust (“CIT”).

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's investments in the Fund amounted to approximately $1.7 million as of March 31, 2014 and December 31, 2013.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $52.1 million and $46.6 million for the three months ended March 31, 2014 and 2013, respectively. These amounts represent greater than 10% of the Company's revenue in each period.
Note 3—Noncontrolling Interests
Manning & Napier holds an approximately 14.3% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 85.7% aggregate economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended March 31,
	2014	2013
	(in thousands)
Income before provision for income taxes	$22,720	$18,389
Less: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	2,105	(308)
Income before provision for income taxes, as adjusted	20,615	18,697
Controlling interest percentage (b)	14.0%	13.9%
Net income attributable to controlling interest	2,876	2,597
Plus: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	2,105	(308)
Income before income taxes attributable to Manning & Napier, Inc.	4,981	2,289
Less: provision for income taxes of Manning & Napier, Inc. (c)	4,900	1,945
Net income attributable to Manning & Napier, Inc.	$81	$344
________________________

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $5.1 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively.

Noncontrolling interests as of and for the three months ended March 31, 2014 and 2013, included the following amounts:

	Three months ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$(22,790)	$(41,115)
Net income attributable to noncontrolling interests	17,563	16,048
Distributions to noncontrolling interests	(26,972)	(26,996)
Equity-based compensation	19,519	18,720
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	(26,472)	(7,413)
Balance, end of period	$(39,152)	$(40,756)

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

On March 31, 2014, M&N Group Holdings and MNCC exchanged a total of 2,098,837 Class A units of Manning & Napier Group for approximately $30.3 million in cash, $26.5 million of which was attributable to the noncontrolling interests. Subsequent to the exchange, the Class A units were retired. In addition, as further described in Note 11, 13,923 shares of Class A common stock were granted resulting in Manning & Napier, Inc. acquiring an additional 13,923 units of Manning & Napier Group. As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to 14.3%. As of March 31, 2014, M&N Group Holdings and MNCC may exchange an aggregate of 73,762,186 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the Company's 2011 initial public offering ("IPO").
During both the three months ended March 31, 2014 and 2013, the Company declared approximately $27.0 million of distributions to noncontrolling interests. None of these distributions are payments pursuant to the tax receivable agreement (“TRA”) which the Company entered into in connection with the IPO.
At March 31, 2014 and December 31, 2013, the Company had recorded a liability of $41.9 million and $44.0 million, respectively, representing the estimated payments due to the selling unit holders under the TRA. Of these amounts, $2.0 million were included in accrued expenses and other liabilities at March 31, 2014 and December 31, 2013, respectively. The Company made no payments pursuant to the TRA during either of the three months ended March 31, 2014 and 2013. The Company recorded an adjustment of $2.1 million to the amounts payable under the TRA during the three months ended March 31, 2014 to account for enacted changes in tax laws.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Note 4—Investment Securities
The following table represents the Company’s investment securities holdings as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$—	$—	$505
U.S. Treasury note (0.25%, 10/31/2015)	100	—	—	100
	605	—	—	605
Trading securities
Equity securities				12,165
Fixed income securities				9,842
Managed mutual funds				1,722
				23,729
Total investment securities				$24,334

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$—	$—	$505
U.S. Treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	—	—	607
Trading securities
Equity securities				11,961
Fixed income securities				7,085
Managed mutual funds				1,668
				20,714
Total investment securities				$21,321
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At March 31, 2014 and December 31, 2013, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.5 million and $0.4 million of net unrealized gains related to investments classified as trading during the three months ended March 31, 2014 and 2013, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes for compliance with certain state regulations. As of March 31, 2014 and December 31, 2013, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three months ended March 31, 2014 and 2013.
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
The following tables present the notional value and fair value as of March 31, 2014 and December 31, 2013 for derivative instruments not designated as hedging instruments:

	March 31, 2014
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$141,978	$37	$(56)
Total derivatives	$141,978	$37	$(56)

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2013
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$123,164	$217	$(66)
Total derivatives	$123,164	$217	$(66)

As of March 31, 2014 and December 31, 2013, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net gains (losses) on investments in the consolidated statements of operations. For the three months ended March 31, 2014, the average volume of derivative activity (measured in terms of notional value) was approximately $151.0 million. There was no derivative activity during the three months ended March 31, 2013. The following table presents the losses recognized in net gains (losses) on investments in the consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in thousands)
Interest rate futures	$(365)	$—
Balance as of end of period	$(365)	$—
The Company discloses information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position in accordance with ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The derivatives instruments are subject to a master netting agreement allowing for the netting of assets and liabilities on the consolidated statements of financial position.

The following table presents the offsetting of interest rate futures as of March 31, 2014 and December 31, 2013:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
	(in thousands)
March 31, 2014	$(56)	$37	$(19)	$—	$(19)	$—
December 31, 2013	$(66)	$217	$151	$—	$—	$151
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$12,165	$—	$—	$12,165
Fixed income securities	1,242	8,600	—	9,842
Managed mutual funds	1,722	—	—	1,722
U.S. Treasury notes	—	605	—	605
Derivatives	37	—	—	37
Total assets at fair value	$15,166	$9,205	$—	$24,371

Securities sold, not yet purchased	$925	$—	$—	$925
Derivatives	56	—	—	56
Total liabilities at fair value	$981	$—	$—	$981

	December 31, 2013
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$11,961	$—	$—	$11,961
Fixed income securities	1,220	5,865	—	7,085
Managed mutual funds	1,668	—	—	1,668
U.S. Treasury notes	—	607	—	607
Derivatives	217	—	—	217
Total assets at fair value	$15,066	$6,472	$—	$21,538

Securities sold, not yet purchased	$777	$—	$—	$777
Derivatives	66	—	—	66
Total liabilities at fair value	$843	$—	$—	$843

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
There were no Level 3 securities held by the Company at March 31, 2014 or December 31, 2013.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2014.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued bonus and sales commissions	$16,309	$28,305
Accrued payroll and benefits	1,522	2,970
Accrued sub-transfer agent fees	8,957	8,081
Dividends payable	2,184	3,272
Accrued distributions	26,972	—
Amounts payable under tax receivable agreement	1,955	1,955
Securities sold, not yet purchased	925	777
Other accruals and liabilities	3,345	4,453
	$62,169	$49,813
Note 8—Line of Credit
On February 13, 2013, the Company and Manning & Napier Group executed a Daily Adjusting LIBOR Revolving Line Note (the "Note") with M&T Bank. The Note has an original principal amount of $10.0 million and bears an interest rate of 1.50 percentage points above the greater of (a) one-month LIBOR, adjusting daily, or (b) one-day (i.e., overnight) LIBOR. The Note is unsecured and is payable on demand. If the Company fails to make payment when due under the Note, the default rate on the outstanding balance shall be 5 percentage points per year above the otherwise applicable rate per year. The Company has not drawn any loans under the Note.
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending, or to the Company’s knowledge, threatened against it. As of March 31, 2014 and December 31, 2013, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$17,644	$16,392
Less: net income attributable to noncontrolling interests	17,563	16,048
Net income attributable to Manning & Napier, Inc.	$81	$344

Weighted average shares of Class A common stock outstanding - basic	13,634,401	13,583,873
Dilutive effect from restricted stock units	117,289	—
Weighted average shares of Class A common stock outstanding - diluted	13,751,690	13,583,873
Net income available to Class A common stock per share - basic	$0.01	$0.03
Net income available to Class A common stock per share - diluted	$0.01	$0.03
At March 31, 2014 there were 73,762,186 Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to 73,762,186 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2014.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.
Note 11—Equity Based Compensation
2011 Equity Compensation Plan
During the three months ended March 31, 2014, 13,923 shares of Class A common stock were awarded under the 2011 Equity Compensation Plan (the "2011 Plan"). These awards vested immediately upon grant.
The following table summarizes stock award activity for the three months ended March 31, 2014 under the 2011 Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2014	416,917	$15.63
Granted	13,923	$16.16
Vested	(13,923)	$16.16
Forfeited	—	—
Stock awards outstanding at March 31, 2014	416,917	$15.63
The weighted average grant date fair value of 2011 Plan awards granted during the three months ended March 31, 2014 was $16.16, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant.
For the three months ended March 31, 2014, the Company recorded approximately $0.8 million of compensation expense related to awards granted under the 2011 Plan. The aggregate intrinsic value of 2011 Plan awards that vested during the three months ended March 31, 2014 was approximately $0.2 million. As of March 31, 2014, there was unrecognized compensation expense related to 2011 Plan awards of approximately $4.5 million, which the Company expects to recognize over a weighted average period of approximately 2.0 years.
Reorganization-Related Equity Based Compensation

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes service-based stock unit activity for the three months ended March 31, 2014 specific to the 2011 reorganization transactions:

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2014	1,458,049	$12.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Stock unit awards outstanding at March 31, 2014	1,458,049	$12.00
In addition to the service-based stock unit activity above, during 2014 the Company also commenced recognition of compensation expense for the approximately 4.1 million performance-based awards eligible to vest on December 31, 2014 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards is contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient has met such performance criteria will be made at the end of the annual service period. In accordance with Accounting Standards Codification Topic 718, Stock Compensation, the grant date for these performance-based awards will occur at the end of the service period. Until the grant date, compensation expense will be re-measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period.
For the three months ended March 31, 2014, the Company recorded approximately $21.9 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three months ended March 31, 2014, approximately $4.5 million is attributable to the service-based awards. For the same period, the remaining expense of approximately $17.4 million is attributable to performance-based awards. For the three months ended March 31, 2014, $17.3 million of the expense attributable to performance-based awards is related to awards eligible to vest on December 31, 2014 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on March 31, 2014.
For the three months ended March 31, 2013, the Company recognized a total of approximately $21.7 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three months ended March 31, 2013, approximately $6.2 million was attributable to the service-based awards. For the same periods, the remaining expense of approximately $15.6 million was attributable to performance-based awards. For the three months ended March 31, 2013, $15.5 million of the expense attributable to performance-based awards was related to awards that were eligible to vest on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions.
As of March 31, 2014, there was unrecognized compensation expense related to unvested service-based awards of approximately $11.2 million. The Company expects to recognize this expense over a weighted average period of 0.6 years.
As of March 31, 2014, there was unrecognized compensation expense related to unvested performance-based awards of approximately $52.3 million, which the Company expects to recognize over a weighted average period of 0.8 years. Included in this total is an estimate of $51.8 million of unrecognized compensation expense related to the approximately 4.1 million unvested performance-based awards under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on March 31, 2014.
Note 12—Income Taxes
The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC") or a “C-Corporation". As such, the entities functioning as LLC’s are not liable for or able to benefit from U.S. federal and most state income taxes on their earnings, and earnings will be included in the personal income tax returns of each entity’s unit holders. The entities functioning as C-Corporations are liable for or able to benefit from U.S. federal and state and local income taxes on their earnings and losses, respectively.
The Company’s income tax provision and effective tax rate were as follows:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three months ended March 31,
	2014	2013
	(in thousands)
Earnings from continuing operations before income taxes	$22,720	$18,389
Effective tax rate	22.3%	10.9%
Provision for income taxes	5,076	1,997
Provision for income taxes @ 35%	7,952	6,436
Difference between tax at effective vs. statutory rate	$(2,876)	$(4,439)
For the three months ended March 31, 2014 and 2013, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the three months ended March 31, 2014, the benefit is partially offset by the impact of a reduction to the Company's deferred tax asset as a result of enacted changes in tax laws during the first quarter of 2014, which reduced expected tax benefits.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees waived for the three months ended March 31, 2014 related to the Company's executive officers was less than $0.1 million
Affiliate transactions - Manning & Napier Fund, Inc.
The Company has agreements to serve as the investment manager of Manning & Napier Fund, Inc., with which certain of its officers are affiliated. Under the terms of these agreements, which are generally reviewed and continued by the board of directors of Manning & Napier Fund, Inc. annually, the Company receives a fee based on an annual percentage of the average daily net assets of each series within the Manning & Napier Fund, Inc. The Company has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain of Manning & Napier Fund, Inc. series.
Note 14—Subsequent Events
Distributions and dividends
On May 6, 2014, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million, of which approximately $26.8 million is expected to be payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on August 1, 2014 to shareholders of record as of July 15, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our views with respect to, among other things, our operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "could," "intends," "likely," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections, of our Annual Report on Form 10-K which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of our products; client sales and redemption activity; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Our separate accounts are primarily distributed through our Direct Channel, where our representatives form relationships with high net worth individuals, middle market institutions or large institutions that are working with a consultant. To a lesser extent, we also obtain a portion of our separate account distribution via third parties, either through our Intermediary Channel, where national brokerage firm representatives or independent financial advisors select our separate account strategies for their clients, or through our Platform/Sub-Advisory Channel, where unaffiliated registered investment advisors approve our strategies for their product platforms. Our separate account products are a primary driver of our blended asset portfolios for high net worth and middle market institutional clients and financial intermediaries. In contrast, larger institutions and unaffiliated registered investment advisor platforms are a driver of our separate account equity portfolios.
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
Our assets under management (“AUM”) was $52.2 billion as of March 31, 2014. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	March 31, 2014
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$13,339.6	$12,781.5	$1,096.4	$27,217.5
Mutual funds and collective investment trusts	11,173.7	13,758.4	41.8	24,973.9
Total	$24,513.3	$26,539.9	$1,138.2	$52,191.4

The composition of our separately managed accounts as of March 31, 2014, by channel and portfolio, is set forth in the table below.

	March 31, 2014
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$9,560.5	$9,887.5	$902.5	$20,350.5
Intermediary Channel	3,778.5	1,067.7	193.9	5,040.1
Platform/Sub-advisor Channel	0.6	1,826.3	—	1,826.9
Total	$13,339.6	$12,781.5	$1,096.4	$27,217.5
Percentage of separate account AUM
Direct Channel	35%	36%	3%	74%
Intermediary Channel	14%	4%	1%	19%
Platform/Sub-advisor Channel	—	7%	—	7%
Total	49%	47%	4%	100%
Percentage of portfolio by channel
Direct Channel	72%	77%	82%	74%
Intermediary Channel	28%	9%	18%	19%
Platform/Sub-advisor Channel	—	14%	—	7%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	47%	49%	4%	100%
Intermediary Channel	75%	21%	4%	100%
Platform/Sub-advisor Channel	—	100%	—	100%
Our separate accounts contributed 30% of our total gross client inflows for the three months ended March 31, 2014 and represented 52% of our total AUM as of March 31, 2014.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 74% of the total gross client inflows for our separate account business for the three months ended March 31, 2014 and represented 74% of our total separate account AUM as of March 31, 2014. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the three months ended March 31, 2014, blended asset and equity portfolios represented 56% and 37% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 7%. As of March 31, 2014, blended asset and equity portfolios represented 47% and 49%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 4%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Historically, relationships with larger institutions have been a driver of growth in separately managed account equity strategies. Going forward, we expect many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles to limit related custody expenses rather than separately managed accounts, and our U.S.-based equity strategies may continue to be attractive to large institutions in a separate account format.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the three months ended March 31, 2014, 15% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 11% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 26% of our total separate account AUM as of March 31, 2014.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the three months ended March 31, 2014, blended asset and equity portfolios represented 91%

and 8%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 1%. As of March 31, 2014, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 21% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio for their clients.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the three months ended March 31, 2014, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios.
Our annualized separate account retention rate across all channels was approximately 98% during the three months ended March 31, 2014, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
During the three months ended March 31, 2014, market appreciation for our separate account AUM was 2.8%, including 2.6% in our blended assets and 3.1% in equity portfolios.
The composition of our mutual fund and collective investment trust AUM as of March 31, 2014, by portfolio, is set forth in the table below.

	March 31, 2014
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$11,173.7	$13,758.4	$41.8	$24,973.9
Our mutual funds and collective investment trusts contributed 70% of our total gross client inflows for the three months ended March 31, 2014 and represented 48% of our total AUM as of March 31, 2014. As of March 31, 2014, our mutual fund and collective investment trust AUM consisted of 45% from blended asset portfolios and 55% from equity portfolios. During the three months ended March 31, 2014, 46% and 53% of the gross client inflows were attributable to blended assets and equity portfolios, respectively. For the three months ended March 31, 2014, market appreciation for our mutual fund and collective investment trust AUM was 2.3%, including 2.5% in our blended assets and 2.0% in our equity portfolios.
Our mutual fund and collective investment trust business is driven by financial intermediaries and to a lesser extent, our direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers and retirement plan advisors. Through our Intermediary Channel, we are increasingly focused on our blended asset life cycle fund vehicles given our emphasis on advisors that work with retirement plans. Our blended asset portfolios are also used by advisors seeking a multi-asset class solution for their retail clients. In addition, our allocation to equity portfolios within the Intermediary Channel is anticipated to increase due to national brokerage firm representatives who wish to use our mutual funds as a component of a larger portfolio.
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
Our Direct Sales Representatives distribute our equity portfolios, in particular our non-U.S. portfolios, to large institutional clients with which we have direct relationships, and often the client’s consultant. Through the Direct Channel, we also form relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. We expect this channel to be focused on distributing blended asset and equity portfolio funds, particularly as the breadth of our mutual fund and collective investment trust offerings expands.
Results of Operations
Below is a discussion of our consolidated results of operations for the three months ended March 31, 2014 and 2013.

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
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types; and

•
the rate of increase in our variable and fixed costs, which is affected by the rate of revenue increases, changes to base compensation and year-to-year changes in incentive bonuses, vendor-related costs and investment spending on new products.

Assets Under Management
The following tables reflect the indicated components of our AUM for our investment vehicles for the three months ended March 31, 2014 and 2013.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2013	$26,835.0	$23,991.2	$50,826.2	53%	47%	100%
Gross client inflows	716.3	1,689.7	2,406.0
Gross client outflows	(1,076.0)	(1,248.5)	(2,324.5)
Market appreciation (depreciation)	742.2	541.5	1,283.7
As of March 31, 2014	$27,217.5	$24,973.9	$52,191.4	52%	48%	100%
Average AUM for period	$26,900.4	$24,187.7	$51,088.1

As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%
Gross client inflows	980.1	1,747.7	2,727.8
Gross client outflows	(1,154.9)	(1,592.7)	(2,747.6)
Market appreciation (depreciation)	1,722.4	1,168.9	2,891.3
As of March 31, 2013	$26,231.2	$21,849.2	$48,080.4	55%	45%	100%
Average AUM for period	$25,770.8	$21,417.4	$47,188.2
The following tables reflect the indicated components of our AUM for our portfolios for the three months ended March 31, 2014 and 2013.

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2013	$23,710.2	$25,977.0	$1,139.0	$50,826.2	47%	51%	2%	100%
Gross client inflows	1,137.5	1,201.7	66.8	2,406.0
Gross client outflows	(942.9)	(1,299.1)	(82.5)	(2,324.5)
Market appreciation (depreciation)	608.5	660.3	14.9	1,283.7
As of March 31, 2014	$24,513.3	$26,539.9	$1,138.2	$52,191.4	47%	51%	2%	100%
Average AUM for period	$23,987.8	$25,967.9	$1,132.4	$51,088.1

As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%
Gross client inflows	1,299.9	1,385.9	42.0	2,727.8
Gross client outflows	(1,097.4)	(1,580.6)	(69.6)	(2,747.6)
Market appreciation (depreciation)	1,235.4	1,655.8	0.1	2,891.3
As of March 31, 2013	$21,908.6	$24,933.6	$1,238.2	$48,080.4	45%	52%	3%	100%
Average AUM for period	$21,371.6	$24,579.8	$1,236.8	$47,188.2
Revenue
Our revenues primarily consist of investment management fees earned from managing our clients’ AUM. We earn our investment management fees as a percentage of our clients’ AUM either as of a specified date or on a daily basis. Our investment management fees can fluctuate based on the average fee rate for our investment management products, which are affected by the composition of our AUM among various portfolios and investment vehicles. We currently do not have revenues from performance fee based products.
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New

Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $25.0 billion, or 48%, of our AUM as of March 31, 2014, and investment management fees from these mutual funds and collective investment trusts were $52.1 million, or 53% of our revenues for the three months ended March 31, 2014. MNA also serves as the investment advisor to all of our separately managed accounts, managing $27.2 billion, or 52%, of our AUM as of March 31, 2014, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals, reorganization-related share-based compensation and equity-based compensation issued under our equity compensation plan. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets, absolute and relative investment performance, variations in the level of our AUM and revenues, changes in our stock price reflected in share-based compensation and/or the number of awards issued.

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
Provision for Income Taxes
The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC") or a "C-Corporation". As such, the entities functioning as LLC's are not liable for or able to benefit from U.S. federal or most state and local income taxes on their earnings, and their earnings (losses) will be included in the personal income tax returns of each entity's unit holders. The entities functioning as C-Corporations are liable for or able to benefit from U.S. federal and state and local income taxes on their earnings and losses, respectively.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.
Revenue Recognition
Because the majority of our revenues are earned based on AUM that has been determined using fair value methods and since market appreciation/depreciation has a significant impact on our revenue, we have presented our AUM using the U.S. GAAP ("GAAP")) framework for measuring fair value. A fair value hierarchy is provided that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:
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

	Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2014	$32,009	$20,174	$8	$52,191
December 31, 2013	$30,049	$20,769	$8	$50,826
As substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM, as discussed in this Form 10-Q under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in “Part II. Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2013.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Assets Under Management
The following table reflects changes in our AUM for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Period-to-Period
	2014	2013	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$26,835.0	$24,683.6	$2,151.4	9%
Gross client inflows	716.3	980.1	(263.8)	(27)%
Gross client outflows	(1,076.0)	(1,154.9)	78.9	(7)%
Market appreciation (depreciation)	742.2	1,722.4	(980.2)	(57)%
Ending assets under management	$27,217.5	$26,231.2	$986.3	4%
Mutual funds and collective investment trusts
Beginning assets under management	$23,991.2	$20,525.3	$3,465.9	17%
Gross client inflows	1,689.7	1,747.7	(58.0)	(3)%
Gross client outflows	(1,248.5)	(1,592.7)	344.2	(22)%
Market appreciation (depreciation)	541.5	1,168.9	(627.4)	(54)%
Ending assets under management	$24,973.9	$21,849.2	$3,124.7	14%
Total assets under management
Beginning assets under management	$50,826.2	$45,208.9	$5,617.3	12%
Gross client inflows	2,406.0	2,727.8	(321.8)	(12)%
Gross client outflows	(2,324.5)	(2,747.6)	423.1	(15)%
Market appreciation (depreciation)	1,283.7	2,891.3	(1,607.6)	(56)%
Ending assets under management	$52,191.4	$48,080.4	$4,111.0	9%
Our total AUM increased by $4.1 billion, or 9%, to $52.2 billion as of March 31, 2014 from $48.1 billion as of March 31, 2013. For the three months ended March 31, 2014, our AUM increased by $1.4 billion as compared to the increase of $2.9 billion for the three months ended March 31, 2013. For the three months ended March 31, 2014, gross client inflows decreased by $0.3 billion as compared to the three months ended March 31, 2013, while gross client outflows decreased by $0.4 billion for the same period. Additionally, we experienced market appreciation of $1.3 billion for the three months ended March 31, 2014 compared to market appreciation of $2.9 billion for the three months ended March 31, 2013.
The total AUM increase of $1.4 billion, or 3%, to $52.2 billion at March 31, 2014 from $50.8 billion at December 31, 2013 was attributable to market appreciation of $1.3 billion and net client cash inflow of $0.1 billion. Our net client flows were comprised of separate accounts net client outflows of approximately $0.4 billion and net inflows from our mutual funds and collective investment trusts of approximately $0.4 billion. As it relates to separate accounts, outflows were mainly due to withdrawals from existing clients. The annualized separate account retention rate was 98% for the three months ended March 31, 2014.
Market appreciation during the three months ended March 31, 2014 constituted a 2.5% rate of increase in our total AUM. The investment gain was 2.8% in separately managed accounts and was 2.3% in mutual funds and collective investment trusts.
The rates of change in AUM during the three months ended March 31, 2014 were most significant in our blended asset and equity portfolios with increases of 3% and 2% respectively, while our fixed income portfolio remained unchanged. The rates of change in AUM were most significant in our blended asset and equity portfolios from March 31, 2013 to March 31, 2014, as these portfolios each experienced increases of 12% and 6%, respectively, over this period, while our fixed income portfolio decreased by 8%.
As of March 31, 2014, the composition of our AUM was 48% in mutual funds and collective investment trusts and 52% in separate accounts, compared to 45% in mutual funds and collective investment trusts and 55% in separate accounts at March 31, 2013. The composition of our AUM across portfolios at March 31, 2014 was 47% in blended assets, 51% in equity, and 2% in fixed income, compared to 45% in blended assets, 52% in equity, and 3% in fixed income at March 31, 2013.

The following table sets forth our results of operations and related data for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Period-to-Period
	2014	2013	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$98,470	$90,256	$8,214	9%
Expenses
Compensation and related costs	51,810	48,483	3,327	7%
Distribution, servicing and custody expenses	18,440	15,915	2,525	16%
Other operating costs	7,937	7,779	158	2%
Total operating expenses	78,187	72,177	6,010	8%
Operating income	20,283	18,079	2,204	12%
Non-operating income (loss)
Non-operating income (loss), net	2,437	310	2,127	686%
Income before provision for income taxes	22,720	18,389	4,331	24%
Provision for income taxes	5,076	1,997	3,079	154%
Net income attributable to controlling and noncontrolling interests	17,644	16,392	1,252	8%
Less: net income attributable to noncontrolling interests	17,563	16,048	1,515	9%
Net income attributable to Manning & Napier, Inc.	$81	$344	$(263)	(76)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Weighted average shares of Class A common stock outstanding
Basic	13,634,401	13,583,873
Diluted	13,751,690	13,583,873
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic income (1)	$44,661	$40,129	$4,532	11%
Economic net income (1)	$27,578	$24,780	$2,798	11%
Economic net income per adjusted share (1)	$0.31	$0.28
Weighted average adjusted Class A common stock outstanding (1)	89,889,021	89,967,256
_______________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue increased by $8.2 million, or 9%, to $98.5 million for the three months ended March 31, 2014 from $90.3 million for the three months ended March 31, 2013. This increase is driven primarily by a $3.9 billion or 8%, increase in our average AUM to $51.1 billion for the three months ended March 31, 2014 from $47.2 billion for the three months ended March 31, 2013.
Our average separately managed account fee decreased slightly to 61 basis points for the three months ended March 31, 2014 from 62 basis points for the three months ended March 31, 2013. For the three months ended March 31, 2014 and

2013, separately managed account standard fees ranged from 15 basis points to 125 basis points depending on investment objective and account size. As of March 31, 2014 the concentration of assets in our separately managed accounts was 49% blended assets, 47% equity and 4% fixed income, compared to 46% blended assets, 49% equity and 5% fixed income as of March 31, 2013.
Our average fee on mutual fund and collective investment trust products remained consistent at 88 basis points for the three months ended March 31, 2014 and the three months ended March 31, 2013. The management fees earned on our mutual fund and collective investment trust management fees ranged from 24 basis points to 100 basis points, depending on investment strategy, for the three months ended March 31, 2014 and 2013. As of March 31, 2014 and 2013 the concentration of assets in our mutual fund and collective investment trusts was 45% blended assets and 55% equity.
Operating Expenses
Our operating expenses increased by $6.0 million, or 8%, to $78.2 million for the three months ended March 31, 2014 from $72.2 million for the three months ended March 31, 2013.
Compensation and related costs increased by $3.3 million, or 7%, to $51.8 million for the three months ended March 31, 2014 from $48.5 million for the three months ended March 31, 2013. This increase was due primarily to higher incentive compensation costs for our analyst team resulting from strong relative and absolute investment performance of the Company. In addition, the increase is due to higher share-based compensation of $0.9 million, including a $0.7 million increase equity-based compensation charges under our 2011 long-term incentive plan. Included within compensation and related costs is approximately $21.9 million and $21.7 million of non-cash reorganization-related share based compensation charges for the three months ended March 31, 2014 and 2013, respectively. When considered as a percentage of revenue, compensation and related costs, excluding non-cash reorganization-related share-based compensation charges, for the three months ended March 31, 2014 remained consistent with the same period in the prior year at 30%.
Distribution, servicing and custody expenses increased by $2.5 million, or 16%, to $18.4 million for the three months ended March 31, 2014 from $15.9 million for the three months ended March 31, 2013. The increase was generally attributable to a 13% increase in mutual funds and collective investment trusts average AUM for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense remained consistent at 35% for the three months ended March 31, 2014, compared to 34% for the three months ended March 31, 2013.
Other operating costs decreased by $0.2 million, or 2%, to $7.9 million for the three months ended March 31, 2014 from $7.8 million for the three months ended March 31, 2013. As a percentage of revenue, other operating costs decreased to 8% for the three months ended March 31, 2014 compared to 9% for the three months ended March 31, 2013.
Non-Operating Income (Loss)
Non-operating income increased by $2.1 million, or 686%, to $2.4 million for the three months ended March 31, 2014 from $0.3 million for the three months ended March 31, 2013, primarily the result of a $2.1 million decrease in the amounts payable under the tax receivable agreement which we entered into in connection with our IPO. This decrease is the result of enacted changes in tax laws during the first quarter of 2014, which reduced expected tax benefits and subsequent payment of such benefits under the tax receivable agreement.
Provision for Income Taxes
The Company’s tax provision increased by $3.1 million, or 154%, to $5.1 million for the three months ended March 31, 2014 from $2.0 million for the three months ended March 31, 2013. The increase was primarily the result of a $2.5 million impact from enacted changes in tax laws during the three months ended March 31, 2014 that lowered the Company's expectation of the future tax benefits under the tax receivable agreement. The remaining increase is driven by increases in pre-tax earnings as compared to the prior year.

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
The following table sets forth our other financial and operating data for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in thousands, except share data)
Economic income	$44,661	$40,129
Economic net income	$27,578	$24,780
Economic net income per adjusted share	$0.31	$0.28
Weighted average adjusted Class A common stock outstanding	89,889,021	89,967,256

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended March 31,
	2014	2013
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$81	$344
Plus: net income attributable to noncontrolling interests	17,563	16,048
Net income attributable to controlling and noncontrolling interests	17,644	16,392
Provision for income taxes	5,076	1,997
Income before provision for income taxes	22,720	18,389
Reorganization-related share-based compensation	21,941	21,740
Economic income	44,661	40,129
Adjusted income taxes	17,083	15,349
Economic net income	$27,578	$24,780

Net income available to Class A common stock per basic share	$0.01	$0.03
Plus: net income attributable to noncontrolling interests per basic share	1.29	1.17
Net income attributable to controlling and noncontrolling interests per basic share	1.30	1.20
Provision for income taxes per basic share	0.37	0.15
Income before provision for income taxes per basic share	1.67	1.35
Reorganization-related share-based compensation per basic share	1.61	1.60
Economic income per basic share	3.28	2.95
Adjusted income taxes per basic share	1.25	1.13
Economic net income per basic share	2.03	1.82
Less: impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to publicly traded shares	(1.72)	(1.54)
Economic net income per adjusted share	$0.31	$0.28
Weighted average shares of Class A common stock outstanding - Basic	13,634,401	13,583,873
Weighted average exchangeable units of Manning & Napier Group, LLC	75,837,703	76,383,383
Weighted average restricted stock units	416,917	—
Weighted average adjusted Class A common stock outstanding	89,889,021	89,967,256

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable, amounts due from broker and investment securities held by us for the purpose of providing initial cash seeding for product development purposes. The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$118,707	$125,250
Accounts receivable	$40,783	$40,601
Due from broker	$5,567	$5,816
Investment securities	$24,334	$21,321
Amounts payable under tax receivable agreement (1)	$41,920	$44,030
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of March 31, 2014 and December 31, 2013, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2014 and 2013. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, change in payment under tax receivable agreement, deferred income tax expense and depreciation. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, as well as purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Three months ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$30,386	$30,582
Net cash (used in) provided by investing activities	(3,269)	2,402
Net cash used in financing activities	(33,660)	(9,622)
Net change in cash and cash equivalents	$(6,543)	$23,362
Three months ended March 31, 2014 Compared to Three months ended March 31, 2013
Operating Activities
Operating activities provided $30.4 million and $30.6 million of net cash for the three months ended March 31, 2014 and 2013, respectively. This overall $0.2 million decrease in net cash provided by operating activities for the three months ended March 31, 2014 compared to 2013 was mainly due to a decrease of $3.5 million in operating assets and liabilities, primarily accrued expenses and other liabilities driven by the payment of higher incentive compensation in the first three months of 2014 as compared to 2013 resulting from the strong absolute and relative investment performance of the Company during the second half of 2013 compared to 2012. This decrease was offset by an increase in net income after adjustment for non-cash items of approximately $3.3 million driven by increased revenues resulting primarily from an increase in our average AUM.
Investing Activities

Investing activities used $3.3 million and provided $2.4 million of net cash for the three months ended March 31, 2014 and 2013, respectively. This overall $5.7 million decrease in net cash used by investing activities was primarily due to the timing of activity within our investment securities designated as trading for the seeding of new products and an increase in property and equipment purchases of $0.4 million for the three months ended March 31, 2014 compared to 2013.
Financing Activities
Financing activities used $33.7 million and $9.6 million of net cash for the three months ended March 31, 2014 and 2013, respectively. This overall $24.0 million increase in net cash used in financing activities was primarily the result of the purchase of Class A units of Manning & Napier Group of $30.3 million in the first quarter of 2014 as compared $7.4 million in 2013 due to an increase in the number of units exchanged in 2014. The increase in net cashed used was also attributed to an increase in dividends paid on our class A common stock of $1.1 million during the three months ended March 31, 2014 due to the payment of the $0.24 per share dividend paid in the three months ended March 31, 2014 as compared to $0.16 per share dividend paid in 2013.
Dividends
On October 25, 2013, the Board of Directors declared a $0.24 per share dividend to the holders of Class A common stock. The dividend was paid on February 3, 2014 to shareholders of record as of January 15, 2014.
On March 7, 2014, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2014 to shareholders of record as of April 15, 2014.
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

•
contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our stockholders or distributions by Manning & Napier Group to us, including the obligation of Manning & Napier Group to make tax distributions to its unitholders, including us;

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
Contractual Obligations
There have been no material changes in our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2014.
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
The value of our AUM was $52.2 billion as of March 31, 2014. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $5.2 billion, which would cause an annualized increase or decrease in revenues of approximately $40.7 million at our current weighted average fee rate of 0.78%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities and investments in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $24.3 million as of March 31, 2014 of which $23.7 million is classified as trading, and $0.6 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $2.4 million at March 31, 2014. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $52.2 billion as of March 31, 2014. As of March 31, 2014, approximately 31% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 31% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $1.6 billion, which would cause an annualized increase or decrease in revenues of approximately $12.6 million at our current weighted average fee rate of 0.78%.
Interest Rate Risk
The Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. At certain times, we may invest excess cash balances in money market funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes may affect the fair value of such investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of March 31, 2014.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013 risk factors relating to our business, our industry, our structure and our Class A common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning our company. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2013.
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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: May 9, 2014	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)