Form 10-Q
period 2014-06-30
Manning & Napier, Inc.
filed 2014-08-07
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2014
Class A common stock, $0.01 par value per share	13,705,419
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$112,074	$125,250
Accounts receivable	27,103	24,140
Accounts receivable—Manning & Napier Fund, Inc.	16,797	16,461
Due from broker	5,713	5,816
Investment securities, at fair value	25,343	21,321
Prepaid expenses and other assets	8,301	8,028
Total current assets	195,331	201,016
Property and equipment, net	6,405	5,424
Net deferred tax assets, non-current	43,632	46,164
Other long-term assets	1,671	—
Total assets	$247,039	$252,604

Liabilities
Accounts payable	$1,164	$1,476
Accrued expenses and other liabilities	52,161	49,813
Deferred revenue	12,913	12,007
Total current liabilities	66,238	63,296
Other long-term liabilities	2,386	1,444
Amounts payable under tax receivable agreement, non-current	41,191	42,075
Total liabilities	109,815	106,815
Commitments and contingencies (Note 10)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 13,704,169 and 13,634,246 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	137	136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	209,912	208,988
Retained deficit	(44,141)	(40,544)
Accumulated other comprehensive income	—	(1)
Total shareholders’ equity	165,908	168,579
Noncontrolling interests	(28,684)	(22,790)
Total shareholders’ equity and noncontrolling interests	137,224	145,789
Total liabilities, shareholders’ equity and noncontrolling interests	$247,039	$252,604
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Investment management services revenue	$103,864	$92,973	$202,334	$183,229
Expenses
Compensation and related costs	56,148	47,321	107,958	95,804
Distribution, servicing and custody expenses	19,964	16,495	38,404	32,410
Other operating costs	8,565	7,750	16,502	15,529
Total operating expenses	84,677	71,566	162,864	143,743
Operating income	19,187	21,407	39,470	39,486
Non-operating income (loss)
Interest expense	(4)	(3)	(7)	(6)
Interest and dividend income	195	71	409	134
Change in liability under tax receivable agreement	—	—	2,110	—
Net gains (losses) on investments	717	(298)	833	(48)
Total non-operating income (loss)	908	(230)	3,345	80
Income before provision for income taxes	20,095	21,177	42,815	39,566
Provision for income taxes	2,360	2,580	7,436	4,577
Net income attributable to controlling and noncontrolling interests	17,735	18,597	35,379	34,989
Less: net income attributable to noncontrolling interests	17,036	18,337	34,599	34,385
Net income attributable to Manning & Napier, Inc.	$699	$260	$780	$604

Net income per share available to Class A common stock
Basic	$0.05	$0.02	$0.06	$0.04
Diluted	$0.05	$0.02	$0.06	$0.04
Weighted average shares of Class A common stock outstanding
Basic	13,667,861	13,618,193	13,651,223	13,601,128
Diluted	13,820,309	13,718,182	13,788,381	13,601,128
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.32	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to controlling and noncontrolling interests	$17,735	$18,597	$35,379	$34,989
Net unrealized holding gain on investment securities, net of tax	—	—	—	—
Reclassification adjustment for realized losses on investment securities included in net income	—	—	1	—
Comprehensive income	$17,735	$18,597	$35,380	$34,989
Less: Comprehensive income attributable to noncontrolling interests	17,036	18,337	$34,600	$34,385
Comprehensive income attributable to Manning & Napier, Inc.	$699	$260	$780	$604
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2013	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$(22,790)	$145,789
Net income	—	—	—	—	—	780	—	34,599	35,379
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(53,809)	(53,809)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	1	—	1
Common stock issued under equity compensation plan	69,923	1	—	—	—	—	—	—	1
Equity-based compensation	—	—	—	—	6,577	—	—	39,846	46,423
Dividends declared on Class A common stock - $0.32 per share	—	—	—	—	—	(4,377)	—	—	(4,377)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 4)	—	—	—	—	(5,653)	—	—	(26,530)	(32,183)
Balance—June 30, 2014	13,704,169	$137	1,000	$—	$209,912	$(44,141)	$—	$(28,684)	$137,224
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$35,379	$34,989
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	46,423	44,996
Depreciation	1,007	949
Change in amounts payable under tax receivable agreement	(2,110)	—
Net gains on investment securities	(833)	48
Deferred income taxes	3,975	1,403
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(2,880)	172
Accounts receivable—Manning & Napier Fund, Inc.	(336)	(303)
Prepaid expenses and other assets	(257)	522
Accounts payable	(312)	(556)
Accrued expenses and other liabilities	2,925	(1,105)
Deferred revenue	906	970
Other long-term liabilities	942	—
Net cash provided by operating activities	84,829	82,085
Cash flows from investing activities:
Purchase of property and equipment	(1,477)	(556)
Sale of investments	5,036	5,843
Purchase of investments	(7,792)	(3,759)
Acquisitions, net of cash received	(2,068)	—
Proceeds from maturity of investments	100	—
Net cash (used in) provided by investing activities	(6,201)	1,528
Cash flows from financing activities:
Distributions to noncontrolling interests	(53,809)	(53,986)
Dividends paid on Class A common stock	(5,456)	(4,347)
Payment of capital lease obligations	(138)	(85)
Purchase of Class A units of Manning & Napier Group, LLC	(32,401)	(7,413)
Net cash used in financing activities	(91,804)	(65,831)
Net (decrease) increase in cash and cash equivalents	(13,176)	17,782
Cash and cash equivalents:
Beginning of period	125,250	108,324
End of period	$112,074	$126,106
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. ("Manning & Napier", or the "Company") provides a broad range of investment solutions, as well as a variety of consultative services that complement its investment process. Founded in 1970, the Company offers equity, fixed income and alternative strategies, as well as a range of blended asset portfolios, such as life cycle funds. Headquartered in Fairport, New York, the Company serves a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.
The Company is the sole managing member of Manning & Napier Group, LLC (together with its subsidiaries, "Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of June 30, 2014.

Public Investors
William Manning
100% Class A common stock
49.8% voting rights
100% economic rights
100% Class B common stock
50.2% voting rights
no economic rights
Manning & Napier, Inc.
Ticker: MN
Manning & Napier Capital Company, LLC
M&N Group Holdings, LLC
1.2% Class A units
1.2% voting and economic rights
14.5% Class A units
14.5% voting and economic rights
84.3% Class A units
84.3% voting and economic rights
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
Principles of Consolidation
As of June 30, 2014, Manning & Napier holds an approximately 14.5% economic interest in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
All material intercompany transactions have have been eliminated in consolidation.
In accordance with Accounting Standards Codification ("ASU") 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”). In January 2010, the FASB deferred portions of ASU 2009-17 that relate to certain investment companies. We determined that all entities for which we are investment manager and/or general partner, qualify for the scope deferral and will continue to be assessed for consolidation under prior accounting guidance for consolidation of VIEs.
We provide seed capital to our investment teams to develop new products and services for our clients. Our original seed investment typically represents all or a majority of the equity investment in the new product. We evaluate our seed investments on a regular basis and consolidate such investments as required pursuant to U.S. GAAP.
 MNA serves as the investment adviser for Manning & Napier Fund Inc. series of mutual funds (the “Fund”) and the Exeter Collective Investment Trust (“CIT”). The Fund and CIT are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a voting interest entity (“VOE”). While the Company holds, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any fund), the Company does not have a controlling financial interest or a majority voting interest and, as such, does not consolidate these entities.
On May 22, 2014 MNA became the investment advisor of the 2100 Xenon Managed Futures Offshore Fund, Ltd. ("Offshore Fund") and the General Partner of the 2100 Xenon Managed Futures Fund LP ("LP Fund") (Note 3). The Offshore Fund is a legal entity that is subject to oversight by its board of directors. Equity holders maintain the right to attend and vote at all general meetings and therefore the voting interest model is applied to determine consolidation. Since the Company does not have any direct investments or control in the Offshore Fund, it does not consolidate this entity.
The Company has determined that the LP Fund is not a VIE as (a) the the entity has enough equity to finance its activities without additional financial support and (b) the limited partners, as a group, have the ability to remove the general partner ("kick-out rights") with a majority vote of partnership percentage. Under the voting interest model, the Company does not consolidate VOEs in which the presumption of control by the general partner is overcome by kick-out rights.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in operating accounts at major financial institutions and also in money market securities. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments. The fair value of cash equivalents have been classified as Level 1 in accordance with the fair value hierarchy.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. Realized gains and losses on sales of trading securities are computed on a specific identification basis. At June 30, 2014, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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
Revenue
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
The Company has agreements with third parties who provide distribution and administrative services for its mutual funds, collective investment trusts and certain separately managed accounts. Third party agreements are evaluated against Financial Accounting Standards Board ("FASB") ASC 605-45 Revenue Recognition - Principal Agent Considerations to determine whether revenue should be reported gross or net of payments to third-party service providers. In management's judgment there are various indicators that support gross revenue reporting, the most notable being the Company acts as primary obligor and therefore principal service provider. Based on this evaluation, investment management service revenue is recorded gross of distribution and administrative fees paid to third parties.
Advisory Agreements
The Company derives significant revenue from its role as advisor to the Fund and the CIT.
The Company's investments in the Fund amounted to approximately $1.8 million as of June 30, 2014 and $1.7 million as of December 31, 2013.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $55.9 million and $108.0 million for the three and six months ended June 30, 2014, respectively, and $48.2 million and $94.7 million for the three and six months ended June 30, 2013, respectively. These amounts represent greater than 10% of the Company's revenue in each respective period.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2017 and requires either a retrospective or a modified retrospective approach to adoption. Early application is prohibited. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
Note 3—Acquisitions
On May 22, 2014, the Company acquired the operating assets of 2100 Xenon LLC ("Xenon"), an alternative investment manager specializing in managed futures and global macro strategies for institutional and individual clients.
The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 "Business Combinations." Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The Company recorded approximately $0.8 million of intangible assets and approximately $0.9 million of goodwill as an asset, all of which are deductible for U.S. tax purposes, in other long term assets in the consolidated statement of financial condition. The allocation of the purchase price is preliminary and will be finalized upon completion of the analysis of the fair values of the net assets of Xenon and the identified intangible assets. The final goodwill and intangible assets recorded on the consolidated statement of financial condition may differ as a result of future measurement period adjustments. In management's opinion, the goodwill represents the value expected from the synergies created through the integration of Xenon's operations, as well as the reputation and expertise of Xenon in the asset management industry.
The results of operations of Xenon have been included in the Company's results prospectively from the date of acquisition.
Note 4—Noncontrolling Interests
Manning & Napier holds an approximately 14.5% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 85.5% aggregate economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Income before provision for income taxes	$20,095	$21,177	$42,815	$39,566
Less: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	(4)	(255)	2,101	(564)
Income before provision for income taxes, as adjusted	20,099	21,432	40,714	40,130
Controlling interest percentage (b)	14.4%	13.9%	14.2%	13.9%
Net income attributable to controlling interest	2,892	2,977	5,769	5,576
Plus: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	(4)	(255)	2,101	(564)
Income before income taxes attributable to Manning & Napier, Inc.	2,888	2,722	7,870	5,012
Less: provision for income taxes of Manning & Napier, Inc. (c)	2,189	2,462	7,090	4,408
Net income attributable to Manning & Napier, Inc.	$699	$260	$780	$604
________________________

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $2.4 million and $2.6 million for the three months ended June 30, 2014 and 2013, respectively. The consolidated provision for income taxes totaled approximately $7.4 million and $4.6 million for the six months ended June 30, 2014 and 2013, respectively.

Noncontrolling interests as of and for the six months ended June 30, 2014 and 2013, included the following amounts:

	Six months ended June 30,
	2014	2013
	(in thousands)
Balance, beginning of period	$(22,790)	$(41,115)
Net income attributable to noncontrolling interests	34,599	34,385
Distributions to noncontrolling interests	(53,809)	(53,986)
Equity-based compensation	39,846	38,745
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	(26,530)	(6,493)
Balance, end of period	$(28,684)	$(28,464)
On March 31, 2014, M&N Group Holdings and MNCC exchanged a total of 2,098,837 Class A units of Manning & Napier Group for approximately $30.3 million in cash. Subsequent to the exchange, the Class A units were retired. In addition, on May 29, 2014, M&N Group Holdings exchanged a total of 187,848 Class A units of Manning & Napier Group. In connection with the exchange, Manning & Napier issued 56,000 shares of Class A common stock and paid approximately $2.1 million in cash for the remaining 131,848 units. The exchange of 187,848 Class A units on May 29, 2014 gave rise to a deferred tax asset of approximately $1.4 million and a corresponding liability of approximately $1.2 million pursuant to the tax receivable agreement ("TRA") which the Company entered into in connection with the Company's 2011 initial public offering ("IPO"). The initial estimate for the deferred tax asset, net of the liability under the TRA is recorded within paid-in capital.
As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to 14.5%. As of June 30, 2014, M&N Group Holdings and MNCC may exchange an aggregate of 73,574,338 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the Company's 2011 IPO.
During the six months ended June 30, 2014 and 2013, the Company distributed approximately $53.8 million and $54.0 million, respectively, to noncontrolling interests. None of these distributions are payments pursuant to the TRA.
At June 30, 2014 and December 31, 2013, the Company had recorded a liability of $43.1 million and $44.0 million, respectively, representing the estimated payments due to the selling unit holders under the TRA. Of these amounts, $2.0 million were included in accrued expenses and other liabilities at June 30, 2014 and December 31, 2013. The Company made no payments pursuant to the TRA during either of the six months ended June 30, 2014 and 2013. The Company recorded an adjustment of $2.1 million to the amounts payable under the TRA during the six months ended June 30, 2014 to account for enacted changes in tax laws.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table represents the Company’s investment securities holdings as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$—	$—	$505
U.S. Treasury note (0.25%, 10/31/2015)	100	—	—	100
	605	—	—	605
Trading securities
Equity securities				12,589
Fixed income securities				10,363
Managed mutual funds				1,786
				24,738
Total investment securities				$25,343

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$—	$—	$505
U.S. Treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	—	—	607
Trading securities
Equity securities				11,961
Fixed income securities				7,085
Managed mutual funds				1,668
				20,714
Total investment securities				$21,321
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At June 30, 2014 and December 31, 2013, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.3 million and less than $0.1 million of net unrealized gains related to investments classified as trading during the six months ended June 30, 2014 and 2013, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes for compliance with certain state regulations. As of June 30, 2014 and December 31, 2013, $0.6 million of investment securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the six months ended June 30, 2014 and 2013.
Note 6—Derivative Instruments
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the notional value and fair value as of June 30, 2014 and December 31, 2013 for derivative instruments not designated as hedging instruments:

	June 30, 2014
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$114,442	$53	$(165)
Index futures	3,018	23	(6)
Commodity futures	2,269	11	(52)
Currency futures	6,035	67	(18)
Total derivatives	$125,764	$154	$(241)

	December 31, 2013
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$123,164	$217	$(66)
Total derivatives	$123,164	$217	$(66)
As of June 30, 2014 and December 31, 2013, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net gains (losses) on investments in the consolidated statements of operations. For the six months ended June 30, 2014, the average volume of derivative activity (measured in terms of notional value) was approximately $137.3 million. There was no derivative activity during the six months ended June 30, 2013. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest rate futures	$(191)	$—	$(556)	$—
Index futures	69	—	69	—
Commodity futures	(60)	—	(60)	—
Currency futures	35	—	35	—
Balance as of end of period	$(147)	$—	$(512)	$—
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

The following table presents the offsetting of interest rate futures as of June 30, 2014 and December 31, 2013:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
	(in thousands)
June 30, 2014	$(241)	$154	$(87)	$—	$(87)	$—
December 31, 2013	$(66)	$217	$151	$—	$—	$151

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Fair Value Measurements
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
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$12,589	$—	$—	$12,589
Fixed income securities	1,289	9,074	—	10,363
Managed mutual funds	1,786	—	—	1,786
U.S. Treasury notes	—	605	—	605
Derivatives	154	—	—	154
Total assets at fair value	$15,818	$9,679	$—	$25,497

Securities sold, not yet purchased	$1,203	$—	$—	$1,203
Derivatives	241	—	—	241
Total liabilities at fair value	$1,444	$—	$—	$1,444

	December 31, 2013
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$11,961	$—	$—	$11,961
Fixed income securities	1,220	5,865	—	7,085
Managed mutual funds	1,668	—	—	1,668
U.S. Treasury notes	—	607	—	607
Derivatives	217	—	—	217
Total assets at fair value	$15,066	$6,472	$—	$21,538

Securities sold, not yet purchased	$777	$—	$—	$777
Derivatives	66	—	—	66
Total liabilities at fair value	$843	$—	$—	$843

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
There were no Level 3 securities held by the Company at June 30, 2014 or December 31, 2013.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2014.
Note 8—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Accrued bonus and sales commissions	$29,557	$28,305
Accrued payroll and benefits	2,602	2,970
Accrued sub-transfer agent fees	10,688	8,081
Dividends payable	2,193	3,272
Amounts payable under tax receivable agreement	1,955	1,955
Securities sold, not yet purchased	1,203	777
Other accruals and liabilities	3,963	4,453
	$52,161	$49,813
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”). From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending, or to the Company’s knowledge, threatened against it. As of June 30, 2014 and December 31, 2013, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Note 11—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to other potentially dilutive shares outstanding.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$17,735	$18,597	$35,379	$34,989
Less: net income attributable to noncontrolling interests	17,036	18,337	34,599	34,385
Net income attributable to Manning & Napier, Inc.	$699	$260	$780	$604

Weighted average shares of Class A common stock outstanding - basic	13,667,861	13,618,193	13,651,223	13,601,128
Dilutive effect from restricted stock units	152,448	99,989	137,158	—
Weighted average shares of Class A common stock outstanding - diluted	13,820,309	13,718,182	13,788,381	13,601,128
Net income available to Class A common stock per share - basic	$0.05	$0.02	$0.06	$0.04
Net income available to Class A common stock per share - diluted	$0.05	$0.02	$0.06	$0.04
For the three and six months ended June 30, 2014, a total of 282,247 shares and for the six months ended June 30, 2013 a total of 416,917 shares of Class A common stock issuable upon the assumed conversion of restricted stock units were excluded from the calculation of diluted net income available to Class A common stock per share, as the effect of including these shares for the respective periods would have been anti-dilutive.
In addition, for the three and six months ended June 30, 2014, a total of 181,378 shares of Class A common stock issuable upon the assumed conversion of restricted stock units were excluded from the calculation of diluted net income available to Class A common stock per share, as the performance conditions of these awards were not satisfied as of June 30, 2014.
At June 30, 2014 there were 73,574,338 Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to 73,574,338 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2014.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Equity Based Compensation
2011 Equity Compensation Plan
During the six months ended June 30, 2014, 533,548 equity awards were issued under the 2011 Equity Compensation Plan (the "2011 Plan"). Of these awards, 56,000 related to the redemption of previously issued and outstanding Class A units of Manning & Napier Group that were granted prior to the initial public offering, which were subsequently re-issued as Class A common stock. The remaining 477,548 represent newly issued awards, consisting of 13,923 shares of Class A common stock and 463,625 restricted stock units. The Class A common stock awards vested immediately, and 282,247 of the restricted stock units will vest on the third anniversary of the grant date. The remaining 181,378 of the restricted stock units will vest over a three-year service period, subject to achievement of certain revenue objectives. As such, these awards are considered to have a performance condition and the Company will periodically assess which outcomes are probable of achievement to ensure that compensation cost recognized for these awards reflects the number of awards that are ultimately expected to vest.
The following table summarizes stock award activity for the six months ended June 30, 2014 under the 2011 Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2014	416,917	$15.63
Granted	533,548	$15.29
Vested	(69,923)	$16.66
Forfeited	(12,780)	$15.60
Stock awards outstanding at June 30, 2014	867,762	$15.34
The weighted average grant date fair value of 2011 Plan awards granted during the six months ended June 30, 2014 and 2013 was $15.29 and $15.83, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. For such awards that vest over time, recipients are not entitled to dividends declared on the underlying Class A common shares until the awards become fully vested.
For the three and six months ended June 30, 2014, the Company recorded approximately $0.5 million and $1.3 million of compensation expense related to awards granted under the 2011 Plan. For the three and six months ended June 30, 2013, the Company recorded approximately $0.6 million of compensation expense related to awards under the 2011 Plan.
The aggregate intrinsic value of 2011 Plan awards that vested during the six months ended June 30, 2014 was approximately $1.2 million. As of June 30, 2014, there was unrecognized compensation expense related to 2011 Plan awards of approximately $7.9 million, which the Company expects to recognize over a weighted average period of approximately 2.4 years.
Reorganization-Related Equity Based Compensation
The following table summarizes service-based stock unit activity for the six months ended June 30, 2014 specific to the 2011 reorganization transactions:

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2014	1,458,049	$12.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Stock unit awards outstanding at June 30, 2014	1,458,049	$12.00
In addition to the service-based stock unit activity above, during 2014 the Company also commenced recognition of compensation expense for approximately 4.1 million performance-based awards eligible to vest on December 31, 2014 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards is contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient has met such performance criteria will be made at the end of the annual service period. In accordance with Accounting Standards Codification Topic 718, Stock Compensation, the grant date for these performance-based awards will occur at the end of the service period. Until the grant date, compensation expense will be re-measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes performance-based stock unit activity for the six months ended June 30, 2014 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2014	—	$—
Granted	37,577	$16.78
Vested	(37,577)	$16.78
Forfeited	—	$—
Stock unit awards outstanding at June 30, 2014	—	$—
For the three and six months ended June 30, 2014, the Company recorded approximately $23.2 million and $45.1 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and six months ended June 30, 2014, approximately $4.5 million and $9.0 million is attributable to the service-based awards. For the same periods, the remaining expense of approximately $18.8 million and $36.2 million is attributable to performance-based awards. For the three and six months ended June 30, 2014, $18.3 million and $35.6 million of the expense attributable to performance-based awards is related to awards eligible to vest on December 31, 2014 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on June 30, 2014.
For the three and six months ended June 30, 2013, the Company recognized a total of approximately $22.7 million and $44.4 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and six months ended June 30, 2013, approximately $4.5 million and $10.6 million, respectively, was attributable to the service-based awards. For the same periods, the remaining expense of approximately $18.2 million and $33.8 million, respectively, was attributable to performance-based awards. For the three and six months ended June 30, 2013, $18.0 million and $33.8 million, respectively, of the expense attributable to performance-based awards was related to awards that were eligible to vest on December 31, 2013 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions.
As of June 30, 2014, there was unrecognized compensation expense related to unvested service-based awards of approximately $6.7 million. The Company expects to recognize this expense over a weighted average period of 0.4 years.
As of June 30, 2014, there was unrecognized compensation expense related to unvested performance-based awards of approximately $35.6 million, which the Company expects to recognize over a weighted average period of 0.5 years. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on June 30, 2014.
Note 13—Income Taxes
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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Earnings from continuing operations before income taxes	$20,095	$21,177	$42,815	$39,566
Effective tax rate	11.7%	12.2%	17.4%	11.6%
Provision for income taxes	2,360	2,580	7,436	4,577
Provision for income taxes @ 35%	7,033	7,412	14,985	13,848
Difference between tax at effective vs. statutory rate	$(4,673)	$(4,832)	$(7,549)	$(9,271)

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2014 and 2013, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the six months ended June 30, 2014, the benefit is partially offset by the impact of a reduction to the Company's deferred tax asset as a result of enacted changes in tax laws during the first quarter of 2014, which reduced expected tax benefits.
Note 14—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees waived for the six months ended June 30, 2014 related to the Company's executive officers was approximately $0.1 million.
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
Note 15—Subsequent Events
Distributions and dividends
On August 5, 2014, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million, of which approximately $26.8 million is expected to be payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on November 3, 2014 to shareholders of record as of October 15, 2014.

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
Overview
Business
We are an independent investment management firm that provides a broad range of investment solutions, as well as a variety of consultative services that complement our investment process. Founded in 1970, we offer equity, fixed income, and alternative strategies, as well as a range of blended asset portfolios, such as life cycle funds. We serve a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations. Our operations are based principally in the United States, with our headquarters located in Fairport, New York.
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
Our assets under management (“AUM”) was $54.1 billion as of June 30, 2014. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	June 30, 2014
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$13,814.9	$12,629.1	$1,177.6	$27,621.6
Mutual funds and collective investment trusts	12,076.7	14,338.9	41.4	26,457.0
Total	$25,891.6	$26,968.0	$1,219.0	$54,078.6

The composition of our separately managed accounts as of June 30, 2014, by channel and portfolio, is set forth in the table below.

	June 30, 2014
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$9,908.7	$9,422.3	$951.7	$20,282.7
Intermediary Channel	3,905.6	1,004.0	191.7	5,101.3
Platform/Sub-advisor Channel	0.6	2,202.8	34.2	2,237.6
Total	$13,814.9	$12,629.1	$1,177.6	$27,621.6
Percentage of separate account AUM
Direct Channel	36%	34%	3%	73%
Intermediary Channel	14%	4%	1%	19%
Platform/Sub-advisor Channel	—	8%	—	8%
Total	50%	46%	4%	100%
Percentage of portfolio by channel
Direct Channel	72%	75%	81%	73%
Intermediary Channel	28%	8%	16%	19%
Platform/Sub-advisor Channel	—	17%	3%	8%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	49%	46%	5%	100%
Intermediary Channel	76%	20%	4%	100%
Platform/Sub-advisor Channel	—	98%	2%	100%
Our separate accounts contributed 33% of our total gross client inflows for the six months ended June 30, 2014 and represented 51% of our total AUM as of June 30, 2014.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 59% of the total gross client inflows for our separate account business for the six months ended June 30, 2014 and represented 73% of our total separate account AUM as of June 30, 2014. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the six months ended June 30, 2014, blended asset and equity portfolios represented 46% and 45% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 9%. As of June 30, 2014, blended asset and equity portfolios represented 49% and 46%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 5%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Historically, relationships with larger institutions have been a driver of growth in separately managed account equity strategies. Going forward, we expect many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles to limit related custody expenses rather than separately managed accounts, and our U.S.-based equity strategies may continue to be attractive to large institutions in a separate account format.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the six months ended June 30, 2014, 13% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 28% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 27% of our total separate account AUM as of June 30, 2014.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the six months ended June 30, 2014, blended asset and equity portfolios represented 83% and

14%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 3%. As of June 30, 2014, 76% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 20% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio for their clients.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the six months ended June 30, 2014, 98% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios and 2% were into fixed income.
Our annualized separate account retention rate across all channels was approximately 91% during the six months ended June 30, 2014, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
During the six months ended June 30, 2014, market appreciation for our separate account AUM was 7.1%, including 6.9% in our blended assets and 7.7% in equity portfolios.
The composition of our mutual fund and collective investment trust AUM as of June 30, 2014, by portfolio, is set forth in the table below.

	June 30, 2014
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$12,076.7	$14,338.9	$41.4	$26,457.0
Our mutual funds and collective investment trusts contributed 67% of our total gross client inflows for the six months ended June 30, 2014 and represented 49% of our total AUM as of June 30, 2014. As of June 30, 2014, our mutual fund and collective investment trust AUM consisted of 46% from blended asset portfolios and 54% from equity portfolios. During the six months ended June 30, 2014, 52% and 47% of the gross client inflows were attributable to blended assets and equity portfolios, respectively. For the six months ended June 30, 2014, market appreciation for our mutual fund and collective investment trust AUM was 6.5%, including 7.2% in our blended assets and 5.9% in our equity portfolios.
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
Through our Platform/Sub-advisor Channel, we have relationships with consultants and advisors at platforms. We derive equity portfolio assets in this channel through the selection of our funds within advisory programs where our mutual funds are used within a multi-strategy portfolio, or through placement on platforms’ approved lists of funds. To facilitate our relationships with intermediaries, we currently have more than 285 dealer relationships. These relationships are important to the expansion of our retail business as well as our 401(k) life cycle and institutional business.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the three and six months ended June 30, 2014 and 2013.

Key Components of Results of Operations
Overview
Changes to our operating results over time are largely driven by net client asset flows and changes to the market value of our AUM. In addition, beginning in the quarter ended June 30, 2014, the line item "market appreciation/(depreciation) and other" within our AUM tables throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes investment gains/(losses) on assets under management and net flows from non-sales related activities including asset acquisitions.
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
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types; and

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.

Assets Under Management
The following tables reflect the indicated components of our AUM for our investment vehicles for the three and six months ended June 30, 2014 and 2013.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of March 31, 2014	$27,217.5	$24,973.9	$52,191.4	52%	48%	100%
Gross client inflows	935.0	1,605.7	2,540.7
Gross client outflows	(1,761.7)	(1,134.5)	(2,896.2)
Market appreciation/(depreciation) & other	1,230.8	1,011.9	2,242.7
As of June 30, 2014	$27,621.6	$26,457.0	$54,078.6	51%	49%	100%
Average AUM for period	$27,413.4	$25,709.2	$53,122.6

As of March 31, 2013	$26,231.2	$21,849.2	$48,080.4	55%	45%	100%
Gross client inflows	474.8	1,401.5	1,876.3
Gross client outflows	(1,808.1)	(1,505.0)	(3,313.1)
Market appreciation (depreciation)	(106.4)	(219.5)	(325.9)
As of June 30, 2013	$24,791.5	$21,526.2	$46,317.7	54%	46%	100%
Average AUM for period	$25,833.2	$21,991.0	$47,824.2

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2013	$26,835.0	$23,991.2	$50,826.2	53%	47%	100%
Gross client inflows	1,651.3	3,295.4	4,946.7
Gross client outflows	(2,837.7)	(2,383.0)	(5,220.7)
Market appreciation/(depreciation) & other	1,973.0	1,553.4	3,526.4
As of June 30, 2014	$27,621.6	$26,457.0	$54,078.6	51%	49%	100%
Average AUM for period	$27,148.2	$24,948.6	$52,096.8

As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%
Gross client inflows	1,454.9	3,149.2	4,604.1
Gross client outflows	(2,963.0)	(3,097.7)	(6,060.7)
Market appreciation (depreciation)	1,616.0	949.4	2,565.4
As of June 30, 2013	$24,791.5	$21,526.2	$46,317.7	54%	46%	100%
Average AUM for period	$25,740.7	$21,704.2	$47,444.9

The following tables reflect the indicated components of our AUM for our portfolios for the three and six months ended June 30, 2014 and 2013.

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of March 31, 2014	$24,513.3	$26,539.9	$1,138.2	$52,191.4	47%	51%	2%	100%
Gross client inflows	1,190.0	1,292.3	58.4	2,540.7
Gross client outflows	(877.1)	(1,962.8)	(56.3)	(2,896.2)
Market appreciation/(depreciation) & other	1,065.4	1,098.6	78.7	2,242.7
As of June 30, 2014	$25,891.6	$26,968.0	$1,219.0	$54,078.6	48%	50%	2%	100%
Average AUM for period	$25,167.0	$26,766.6	$1,189.0	$53,122.6

As of March 31, 2013	$21,908.6	$24,933.6	$1,238.2	$48,080.4	45%	52%	3%	100%
Gross client inflows	989.5	840.4	46.4	1,876.3
Gross client outflows	(960.3)	(2,282.0)	(70.8)	(3,313.1)
Market appreciation (depreciation)	(214.4)	(86.6)	(24.9)	(325.9)
As of June 30, 2013	$21,723.4	$23,405.4	$1,188.9	$46,317.7	47%	50%	3%	100%
Average AUM for period	$22,004.7	$24,575.3	$1,244.2	$47,824.2

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2013	$23,710.2	$25,977.0	$1,139.0	$50,826.2	47%	51%	2%	100%
Gross client inflows	2,327.5	2,494.0	125.2	4,946.7
Gross client outflows	(1,820.0)	(3,261.9)	(138.8)	(5,220.7)
Market appreciation/(depreciation) & other	1,673.9	1,758.9	93.6	3,526.4
As of June 30, 2014	$25,891.6	$26,968.0	$1,219.0	$54,078.6	48%	50%	2%	100%
Average AUM for period	$24,575.9	$26,356.4	$1,164.5	$52,096.8

As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%
Gross client inflows	2,289.4	2,226.3	88.4	4,604.1
Gross client outflows	(2,057.7)	(3,862.6)	(140.4)	(6,060.7)
Market appreciation (depreciation)	1,021.0	1,569.2	(24.8)	2,565.4
As of June 30, 2013	$21,723.4	$23,405.4	$1,188.9	$46,317.7	47%	50%	3%	100%
Average AUM for period	$21,670.1	$24,535.4	$1,239.4	$47,444.9
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
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $26.5 billion, or 49%, of our AUM as of June 30, 2014, and investment management fees from these mutual funds and collective investment trusts were $55.9 million, or 54% of our revenues for the three months ended June 30, 2014. MNA also serves as the investment advisor to all of our separately managed accounts, managing $27.6 billion, or 51%, of our AUM as of June 30, 2014, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
Operating Expenses
Our largest operating expenses are employee compensation and distribution, servicing and custody expenses, discussed further below, with a significant portion of these expenses varying in a direct relationship to our absolute and relative investment management performance, as well as AUM and revenues. We review our operating expenses in relation to the investment market environment and changes in our revenues. However, we are generally willing to make expenditures as necessary even when faced with declining rates of growth in revenues in order to support our investment products, our client service levels, strategic initiatives and our long-term value.

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

•
Other operating expenses. Other operating expenses include fund fee waiver and/or expense reimbursement, professional fees, including accounting and legal fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.

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

	Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2014	$32,890	$21,189	$—	$54,079
December 31, 2013	$30,049	$20,769	$8	$50,826
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2017 and requires either a retrospective or a modified retrospective approach to adoption. Early application is prohibited. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Assets Under Management
The following table reflects changes in our AUM for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,		Period-to-Period
	2014	2013	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$27,217.5	$26,231.2	$986.3	4%
Gross client inflows	935.0	474.8	460.2	97%
Gross client outflows	(1,761.7)	(1,808.1)	46.4	(3)%
Market appreciation (depreciation) & other	1,230.8	(106.4)	1,337.2	*
Ending assets under management	$27,621.6	$24,791.5	$2,830.1	11%
Mutual funds and collective investment trusts
Beginning assets under management	$24,973.9	$21,849.2	$3,124.7	14%
Gross client inflows	1,605.7	1,401.5	204.2	15%
Gross client outflows	(1,134.5)	(1,505.0)	370.5	(25)%
Market appreciation (depreciation) & other	1,011.9	(219.5)	1,231.4	*
Ending assets under management	$26,457.0	$21,526.2	$4,930.8	23%
Total assets under management
Beginning assets under management	$52,191.4	$48,080.4	$4,111.0	9%
Gross client inflows	2,540.7	1,876.3	664.4	35%
Gross client outflows	(2,896.2)	(3,313.1)	416.9	(13)%
Market appreciation (depreciation) & other	2,242.7	(325.9)	2,568.6	*
Ending assets under management	$54,078.6	$46,317.7	$7,760.9	17%
_______________________
(*) Percentage change not meaningful

Our total AUM increased by $7.8 billion, or 17%, to $54.1 billion as of June 30, 2014 from $46.3 billion as of June 30, 2013. For the three months ended June 30, 2014, our AUM increased by $1.9 billion as compared to a decrease of $1.8 billion for the three months ended June 30, 2013. For the three months ended June 30, 2014, gross client inflows increased by $0.7 billion as compared to the three months ended June 30, 2013, while gross client outflows decreased by $0.4 billion for the same period. Additionally, we experienced market appreciation and other AUM increases of $2.2 billion for the three months ended June 30, 2014 compared to market depreciation of $0.3 billion for the three months ended June 30, 2013.
The total AUM increase of $1.9 billion, or 4%, to $54.1 billion at June 30, 2014 from $52.2 billion at March 31, 2014 was attributable to market appreciation and other changes of $2.2 billion, offset by net client cash outflow of $0.4 billion. Our net client flows were comprised of separate accounts net client outflows of approximately $0.8 billion and net inflows from our mutual funds and collective investment trusts of approximately $0.5 billion.
With regard to our separate accounts, gross client inflows of $0.9 billion were offset by gross client outflows of $1.8 billion, of which approximately $0.8 billion was attributable to a single client cancellation. The $0.9 billion of gross client inflows included inflows of $0.4 billion and $0.3 billion into Non-U.S. Equity and U.S. Equity mandates, respectively, as we believe continued competitive returns in these products has resulted in and may continue to result in an increase in client interest. The significant cancellation incurred during the period was the result of an institutional relationship in a Non-U.S. Equity mandate that restructured into a passive management portfolio. The significant cancellation accounted for virtually all of the reduction in our annualized separate account retention rate to 85% for the three months ended June 30, 2014, which is down from 98% for the three months ended March 31, 2014 and 94% for the full year 2013.
Net client inflows of $0.5 billion into our mutual fund and collective investment trusts included gross client inflows of $1.6 billion offset by gross client outflows of $1.1 billion. Approximately $0.4 billion of net client inflows were achieved in our Life Cycle mutual fund and collective trust products, which includes both risk based and target date strategies. Another $0.1 billion of net client inflows came in through our Non-U.S. Equity Collective Trust product.
Market appreciation during the three months ended June 30, 2014 constituted a 4.2% rate of increase in our total AUM. The investment gain was 4.3% in separately managed accounts and was 4.1% in mutual funds and collective investment trusts.
The rates of change in AUM during the three months ended June 30, 2014 were most significant in our blended asset and fixed income portfolios with increases of 6% and 7% respectively. Our fixed income portfolio increased primarily as a result of the Company’ acquisition of 2100 Xenon Group, LLC, which includes a global managed futures strategy, a long/short global fixed income futures product, and a futures alpha product. The rates of change in AUM were most significant in our blended asset and equity portfolios from June 30, 2013 to June 30, 2014, as these portfolios each experienced increases of 19% and 15%, respectively, over this period, while our fixed income portfolio increased by 3%.
As of June 30, 2014, the composition of our AUM was 49% in mutual funds and collective investment trusts and 51% in separate accounts, compared to 46% in mutual funds and collective investment trusts and 54% in separate accounts at June 30, 2013. The composition of our AUM across portfolios at June 30, 2014 was 48% in blended assets, 50% in equity, and 2% in fixed income, compared to 47% in blended assets, 50% in equity, and 3% in fixed income at June 30, 2013.

The following table sets forth our results of operations and related data for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,		Period-to-Period
	2014	2013	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$103,864	$92,973	$10,891	12%
Expenses
Compensation and related costs	56,148	47,321	8,827	19%
Distribution, servicing and custody expenses	19,964	16,495	3,469	21%
Other operating costs	8,565	7,750	815	11%
Total operating expenses	84,677	71,566	13,111	18%
Operating income	19,187	21,407	(2,220)	(10)%
Non-operating income (loss)
Non-operating income (loss), net	908	(230)	1,138	*
Income before provision for income taxes	20,095	21,177	(1,082)	(5)%
Provision for income taxes	2,360	2,580	(220)	(9)%
Net income attributable to controlling and noncontrolling interests	17,735	18,597	(862)	(5)%
Less: net income attributable to noncontrolling interests	17,036	18,337	(1,301)	(7)%
Net income attributable to Manning & Napier, Inc.	$699	$260	$439	169%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.05	$0.02
Diluted	$0.05	$0.02
Weighted average shares of Class A common stock outstanding
Basic	13,667,861	13,618,193
Diluted	13,820,309	13,718,182
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic income (1)	$43,362	$43,993	$(631)	(1)%
Economic net income (1)	$26,776	$27,166	$(390)	(1)%
Economic net income per adjusted share (1)	$0.30	$0.30
Weighted average adjusted Class A common stock outstanding (1)	87,872,909	89,776,169
_______________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue increased by $10.9 million, or 12%, to $103.9 million for the three months ended June 30, 2014 from $93.0 million for the three months ended June 30, 2013. This increase is driven primarily by a $5.3 billion, or 11%, increase in our average AUM to $53.1 billion for the three months ended June 30, 2014 from $47.8 billion for the three months ended June 30, 2013.

Our average separately managed account fee remained consistent at 62 basis points for the three months ended June 30, 2014 and three months ended June 30, 2013. For the three months ended June 30, 2014 and 2013, separately managed account standard fees ranged from 15 basis points to 125 basis points depending on investment objective and account size. As of June 30, 2014, the concentration of assets in our separately managed accounts was 50% blended assets, 46% equity and 4% fixed income, compared to 48% blended assets, 47% equity and 5% fixed income as of June 30, 2013.
Our average fee on mutual fund and collective investment trust products decreased slightly to 87 basis points for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 of 88 basis points. The management fees earned on our mutual fund and collective investment trust management fees ranged from 24 basis points to 100 basis points, depending on investment strategy, for the three months ended June 30, 2014 and 2013. As of June 30, 2014 and 2013 the concentration of assets in our mutual fund and collective investment trusts was 46% blended assets and 54% equity.
Operating Expenses
Our operating expenses increased by $13.1 million, or 18%, to $84.7 million for the three months ended June 30, 2014 from $71.6 million for the three months ended June 30, 2013.
Compensation and related costs increased by $8.8 million, or 19%, to $56.1 million for the three months ended June 30, 2014 from $47.3 million for the three months ended June 30, 2013. This increase was due primarily to higher incentive compensation costs for our analyst team resulting from the continued strong relative and absolute investment performance of the Company over the trailing one, two and three-year time periods. Included within compensation and related costs is approximately $23.3 million and $22.8 million of non-cash reorganization-related share based compensation charges and $0.5 million and $0.4 million of equity-based compensation charges under our 2011 long-term incentive plan for the three months ended June 30, 2014 and 2013, respectively. When considered as a percentage of revenue, compensation and related costs, excluding non-cash reorganization-related share-based compensation charges, for the three months ended June 30, 2014 was 32% compared to 26% for the three months ended June 30, 2013.
Distribution, servicing and custody expenses increased by $3.5 million, or 21%, to $20.0 million for the three months ended June 30, 2014 from $16.5 million for the three months ended June 30, 2013. The increase was driven by a 17% increase in mutual funds and collective investment trusts average AUM for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense was 36% for the three months ended June 30, 2014, compared to 34% for the three months ended June 30, 2013.
Other operating costs increased by $0.8 million, or 11%, to $8.6 million for the three months ended June 30, 2014 from $7.8 million for the three months ended June 30, 2013. As a percentage of revenue, other operating costs for both the three months ended June 30, 2014 and 2013 was 8%.
Non-Operating Income (Loss)
Non-operating income increased by $1.1 million, or 495%, to $0.9 million for the three months ended June 30, 2014 from a loss of $0.2 million for the three months ended June 30, 2013. The change is due to an increase in gains on investments primarily due to an increase in investments held by the Company to provide initial cash seeding for product development purposes.
Provision for Income Taxes
The Company’s tax provision decreased by $0.2 million, or 9%, to $2.4 million for the three months ended June 30, 2014 from $2.6 million for the three months ended June 30, 2013. The decrease is primarily driven by decreases in pre-tax earnings as compared to the prior year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Assets Under Management
The following table reflects changes in our AUM for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,		Period-to-Period
	2014	2013	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$26,835.0	$24,683.6	$2,151.4	9%
Gross client inflows	1,651.3	1,454.9	196.4	13%
Gross client outflows	(2,837.7)	(2,963.0)	125.3	(4)%
Market appreciation (depreciation) & other	1,973.0	1,616.0	357.0	22%
Ending assets under management	$27,621.6	$24,791.5	$2,830.1	11%
Mutual funds and collective investment trusts
Beginning assets under management	$23,991.2	$20,525.3	$3,465.9	17%
Gross client inflows	3,295.4	3,149.2	146.2	5%
Gross client outflows	(2,383.0)	(3,097.7)	714.7	(23)%
Market appreciation (depreciation) & other	1,553.4	949.4	604.0	64%
Ending assets under management	$26,457.0	$21,526.2	$4,930.8	23%
Total assets under management
Beginning assets under management	$50,826.2	$45,208.9	$5,617.3	12%
Gross client inflows	4,946.7	4,604.1	342.6	7%
Gross client outflows	(5,220.7)	(6,060.7)	840.0	(14)%
Market appreciation (depreciation) & other	3,526.4	2,565.4	961.0	37%
Ending assets under management	$54,078.6	$46,317.7	$7,760.9	17%
Our total AUM increased by $7.8 billion, or 17%, to $54.1 billion as of June 30, 2014 from $46.3 billion as of June 30, 2013. For the six months ended June 30, 2014, gross client inflows increased by $0.3 billion as compared to the six months ended June 30, 2013, while gross client outflows decreased by $0.8 billion for the same periods. Additionally, we experienced market appreciation and other AUM increases of $3.5 billion for the six months ended June 30, 2014 compared to $2.6 billion for the six months ended June 30, 2013.
The total AUM increase of $3.3 billion, or 6%, to $54.1 billion at June 30, 2014 from $50.8 billion at December 31, 2013 was a result of market appreciation and other changes of $3.5 billion, partially offset by net client outflows of $0.3 billion. For the six months ended June 30, 2014, net client inflows into our mutual funds and collective investment trusts were $0.9 billion, and were offset by approximately $1.2 billion of net client outflows from our separate accounts.
Our separate account products gathered $1.7 billion of gross client inflows during the six months ended June 30, 2014, which was offset by approximately $2.8 billion of gross client outflows. The $1.7 billion of gross client inflows included $0.6 billion into our blended asset portfolios, $0.5 billion into our U.S. Equity products, $0.4 billion into our Non-U.S. Equity objectives. By contrast, for the six months ended June 30, 2013, we had generated $1.5 billion of separate account gross client inflows, of which $0.7 billion were in blended asset products, with $0.3 billion each of gross client inflows into U.S. Equity and Non-U.S. Equity products. We believe that the increased gross client inflows into our U.S. Equity and Non-U.S. Equity mandates are the result of the continued competitive returns in these products. With regard to gross client outflows, $0.8 billion of the $2.8 billion in total outflows was the result of a single institutional relationship in our Non-U.S. Equity products in which the client transitioned its portfolio to passive investment strategies. The trend of gross client outflows is similar to 2013, with outflows resulting in our U.S. and Non-U.S. Equity products with 3 year performance track records that have trailed benchmarks. The annualized separate account retention rate was approximately 91% during the six months ended June 30, 2014 compared to 92% for this time in 2013.
Net client inflows of $0.9 billion into our mutual fund and collective investment trusts included gross client inflows of $3.3 billion offset by gross client outflows of $2.4 billion. Approximately $0.5 billion of net client inflows were achieved in our Life Cycle mutual fund and collective trust products, which includes risk based and target date strategies. Our Non-U.S. Equity Collective Trust, Overseas Series and World Opportunities Series contributed $0.1 billion of net client inflows each.

Market appreciation during the six months ended June 30, 2014 constituted a 6.8% rate of increase in our total AUM. The investment gain was 7.1% in separately managed accounts and 6.5% in mutual funds and collective investment trusts.
The rates of change in AUM during the six months ended June 30, 2014 were comprised of increases of 9% and 4% in our blended asset and equity portfolios respectively, and an increase in our fixed income portfolio of 7%. The rates of change in AUM from June 30, 2013 to June 30, 2014 were comprised of increases in our blended asset and equity portfolios of 19% and 15% respectively, while our fixed income portfolio increased by 3%. Our fixed income portfolio increased primarily as a result of the Company’ acquisition of 2100 Xenon Group, LLC which includes a global managed futures strategy, a long/short global fixed income futures product, and a futures alpha product.
As of June 30, 2014, the composition of our AUM was 49% in mutual funds and collective investment trusts and 51% in separate accounts, compared to 47% in mutual funds and collective investment trusts and 53% in separate accounts at December 31, 2013 and 46% in mutual funds and collective investment trusts and 54% in separate accounts at June 30, 2013. The composition of our AUM across portfolios at June 30, 2014 was 48% in blended assets, 50% in equity, and 2% in fixed income, compared to 47% in blended assets, 51% in equity, and 2% in fixed income at December 31, 2013, and 47% in blended assets, 50% in equity, and 3% in fixed income at June 30, 2013.

The following table sets forth our results of operations and other data for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,		Period-to-Period
	2014	2013	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$202,334	$183,229	$19,105	10%
Expenses
Compensation and related costs	107,958	95,804	12,154	13%
Distribution, servicing and custody expenses	38,404	32,410	5,994	18%
Other operating costs	16,502	15,529	973	6%
Total operating expenses	162,864	143,743	19,121	13%
Operating income	39,470	39,486	(16)	—%
Non-operating income (loss)
Non-operating income (loss), net	3,345	80	3,265	*
Income before provision for income taxes	42,815	39,566	3,249	8%
Provision for income taxes	7,436	4,577	2,859	62%
Net income attributable to controlling and noncontrolling interests	35,379	34,989	390	1%
Less: net income attributable to noncontrolling interests	34,599	34,385	214	1%
Net income attributable to Manning & Napier, Inc.	$780	$604	$176	29%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average shares of Class A common stock outstanding
Basic	13,651,223	13,601,128
Diluted	13,788,381	13,601,128
Cash dividends declared per share of Class A common stock	$0.32	$0.32

Other financial and operating data
Economic income (1)	$88,023	$84,122	$3,901	5%
Economic net income (1)	$54,354	$51,945	$2,409	5%
Economic net income per adjusted share (1)	$0.61	$0.58
Weighted average adjusted Class A common stock outstanding (1)	88,875,395	89,871,185
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue increased by $19.1 million, or 10%, to $202.3 million for the six months ended June 30, 2014 from $183.2 million for the six months ended June 30, 2013. This increase was driven primarily by a $4.7 billion, or 10%, increase in our average AUM to $52.1 billion for the six months ended June 30, 2014 from $47.4 billion for the six months ended June 30, 2013.
Our average separately managed account fee remained consistent at 62 basis points for both the six months ended June 30, 2014 and the six months ended June 30, 2013. For both the six months ended June 30, 2014 and 2013, separately managed account management fees ranged from 15 basis points to 125 basis points, depending on investment objective and account size.

Our average fee on mutual fund and collective investment trust products was 87 basis points for the six months ended June 30, 2014 slightly lower than 88 basis points for the six months ended June 30, 2013. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For both the six months ended June 30, 2014 and 2013, mutual fund and collective investment trust management fees ranged from 34 basis points to 100 basis points, depending on investment strategy.
Operating Expenses
Our operating expenses increased by $19.1 million, or 13%, to $162.9 million for the six months ended June 30, 2014 from $143.7 million for the six months ended June 30, 2013.
Compensation and related costs increased by $12.2 million, or 13%, to $108.0 million for the six months ended June 30, 2014 from $95.8 million for the six months ended June 30, 2013. This increase was primarily attributable to higher incentive compensation costs for our analyst team resulting from the strong absolute and relative investment performance of the Company over the trailing one, two and three-year time periods for the six months ended June 30, 2014 compared to the prior year. Included within compensation and related costs is approximately $45.2 million and $44.6 million of non-cash reorganization-related share based compensation charges and $1.2 million and $0.4 million of equity-based compensation charges under our 2011 long-term incentive plan for the six months ended June 30, 2014 and 2013, respectively. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges for the six months ended June 30, 2014 was 31% compared to 28% in 2013.
Distribution, servicing and custody expenses increased by $6.0 million, or 18%, to $38.4 million for the six months ended June 30, 2014 from $32.4 million for the six months ended June 30, 2013. The increase was generally attributable to a 15% increase in mutual funds and collective investment trusts average AUM for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 36% for the six months ended June 30, 2014, compared to 34% for the six months ended June 30, 2013.
Other operating costs increased by $1.0 million, or 6%, to $16.5 million for the six months ended June 30, 2014 from $15.5 million for the six months ended June 30, 2013. As a percentage of revenue, other operating costs for the six months ended June 30, 2014 remained consistent with the six months ended June 30, 2013 at 8%
Non-Operating Income (Loss)
Non-operating income increased to $3.3 million for the six months ended June 30, 2014 from $0.1 million for the six months ended June 30, 2013. The increase was primarily the result of a $2.1 million decrease in the amounts payable under the tax receivable agreement which we entered into in connection with our IPO. This decrease is the result of enacted changes in tax laws during the first quarter of 2014, which reduced expected tax benefits and subsequent payment of such benefits under the tax receivable agreement. The remaining change was due to an increase in gains on investments primarily due to an increase in investments held by the Company for the six months ended June 30, 2014 compared to 2013 to provide initial cash seeding for product development purposes.
Provision for Income Taxes
The Company’s tax provision increased by $2.9 million, or 62%, to $7.4 million for the six months ended June 30, 2014 from $4.6 million for the six months ended June 30, 2013. The increase was primarily the result of a $2.5 million impact from enacted changes in tax laws during the three months ended March 31, 2014 that lowered the Company's expectation of the future tax benefits under the tax receivable agreement. The remaining increase is driven by increases in pre-tax earnings as compared to the prior year.
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
The following table sets forth our other financial and operating data for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Economic income	$43,362	$43,993	$88,023	$84,122
Economic net income	$26,776	$27,166	$54,354	$51,945
Economic net income per adjusted share	$0.30	$0.30	$0.61	$0.58
Weighted average adjusted Class A common stock outstanding	87,872,909	89,776,169	88,875,395	89,871,185

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$699	$260	$780	$604
Plus: net income attributable to noncontrolling interests	17,036	18,337	34,599	34,385
Net income attributable to controlling and noncontrolling interests	17,735	18,597	35,379	34,989
Provision for income taxes	2,360	2,580	7,436	4,577
Income before provision for income taxes	20,095	21,177	42,815	39,566
Reorganization-related share-based compensation	23,267	22,816	45,208	44,556
Economic income	43,362	43,993	88,023	84,122
Adjusted income taxes	16,586	16,827	33,669	32,177
Economic net income	$26,776	$27,166	$54,354	$51,945

Net income available to Class A common stock per basic share	$0.05	$0.02	$0.06	$0.04
Plus: net income attributable to noncontrolling interests per basic share	1.25	1.34	2.53	2.53
Net income attributable to controlling and noncontrolling interests per basic share	1.30	1.36	2.59	2.57
Provision for income taxes per basic share	0.17	0.19	0.54	0.34
Income before provision for income taxes per basic share	1.47	1.55	3.13	2.91
Reorganization-related share-based compensation per basic share	1.70	1.68	3.32	3.27
Economic income per basic share	3.17	3.23	6.45	6.18
Adjusted income taxes per basic share	1.21	1.24	2.47	2.37
Economic net income per basic share	1.96	1.99	3.98	3.81
Less: impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to Class A common stock	(1.66)	(1.69)	(3.37)	(3.23)
Economic net income per adjusted share	$0.30	$0.30	$0.61	$0.58
Weighted average shares of Class A common stock outstanding - Basic	13,667,861	13,618,193	13,651,223	13,601,128
Weighted average exchangeable units of Manning & Napier Group, LLC	73,696,130	75,873,923	74,761,000	76,127,246
Weighted average restricted stock units	508,918	284,053	463,172	142,811
Weighted average adjusted Class A common stock outstanding	87,872,909	89,776,169	88,875,395	89,871,185

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable, amounts due from broker and investment securities held by us for the purpose of providing initial cash seeding for product development purposes. The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$112,074	$125,250
Accounts receivable	$43,900	$40,601
Due from broker	$5,713	$5,816
Investment securities	$25,343	$21,321
Amounts payable under tax receivable agreement (1)	$43,146	$44,030
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of June 30, 2014 and December 31, 2013, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions. We also maintain a $10.0 million line of credit, which was unused as of and for the six months ended June 30, 2014. We believe cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2014 and 2013. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, change in payment under tax receivable agreement, deferred income tax expense and depreciation. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, as well as purchases of property and equipment and net cash paid for acquisitions. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Six months ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$84,829	$82,085
Net cash (used in) provided by investing activities	(6,201)	1,528
Net cash used in financing activities	(91,804)	(65,831)
Net change in cash and cash equivalents	$(13,176)	$17,782
Six months ended June 30, 2014 Compared to Six months ended June 30, 2013
Operating Activities
Operating activities provided $84.8 million and $82.1 million of net cash for the six months ended June 30, 2014 and 2013, respectively. This overall $2.7 million increase in net cash provided by operating activities for the six months ended June 30, 2014 compared to 2013 was mainly due to an increase of $1.3 million in operating assets and liabilities, primarily accrued expenses and other liabilities driven by higher incentive compensation in the first six months of 2014 as compared to 2013 resulting from the continued strong absolute and relative investment performance of the Company. This increase was also due to an increase in net income after adjustment for non-cash items of approximately $1.5 million driven by increased revenues resulting primarily from an increase in our average AUM.
Investing Activities

Investing activities used $6.2 million and provided $1.5 million of net cash for the six months ended June 30, 2014 and 2013, respectively. This overall $7.7 million decrease in net cash used by investing activities was primarily due to the increase in the Company's funding of and timing of activity within our investment securities designated as trading for the seeding of new products, $2.1 million used for acquisitions during the six months ended June 30, 2014 and an increase in property and equipment purchases of $0.9 million for the six months ended June 30, 2014 compared to 2013. The increase in property and equipment purchases is mainly driven by an increase in leasehold improvements for our primary office facility in Fairport, New York.
Financing Activities
Financing activities used $91.8 million and $65.8 million of net cash for the six months ended June 30, 2014 and 2013, respectively. This overall $26.0 million increase in net cash used in financing activities was primarily the result of the purchase of Class A units of Manning & Napier Group of $32.4 million in 2014 as compared $7.4 million in 2013 due to an increase in the number of units exchanged in 2014. The increase in net cash used was also attributed to an increase in dividends paid on our class A common stock of $1.1 million during the six months ended June 30, 2014 due to the payment of the additional $0.08 per share dividend declared in 2013 and paid in 2014.
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
On May 6, 2014, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on August 1, 2014 to shareholders of record as of July 15, 2014.
On August 5, 2014, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on November 3, 2014 to shareholders of record as of October 15, 2014.
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

Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2014.
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
The value of our AUM was $54.1 billion as of June 30, 2014. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $5.4 billion, which would cause an annualized increase or decrease in revenues of approximately $42.2 million at our current weighted average fee rate of 0.78%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities and investments in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $25.3 million as of June 30, 2014 of which $24.7 million is classified as trading, and $0.6 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $2.5 million at June 30, 2014. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $54.1 billion as of June 30, 2014. As of June 30, 2014, approximately 29% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 29% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $1.6 billion, which would cause an annualized increase or decrease in revenues of approximately $12.2 million at our current weighted average fee rate of 0.78%.
Interest Rate Risk
The Company is exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. At certain times, we may invest excess cash balances in money market funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes may affect the fair value of such investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of June 30, 2014.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: August 7, 2014	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)