Form 10-Q
period 2014-09-30
Manning & Napier, Inc.
filed 2014-11-10
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2014
Class A common stock, $0.01 par value per share	13,705,419
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$118,857	$125,250
Accounts receivable	24,322	24,140
Accounts receivable—Manning & Napier Fund, Inc.	17,089	16,461
Due from broker	5,567	5,816
Investment securities, at fair value	25,782	21,321
Prepaid expenses and other assets	7,562	8,028
Total current assets	199,179	201,016
Property and equipment, net	6,650	5,424
Net deferred tax assets, non-current	43,839	46,164
Other long-term assets	1,618	—
Total assets	$251,286	$252,604

Liabilities
Accounts payable	$2,222	$1,476
Accrued expenses and other liabilities	43,729	49,813
Deferred revenue	13,955	12,007
Total current liabilities	59,906	63,296
Other long-term liabilities	2,478	1,444
Amounts payable under tax receivable agreement, non-current	39,126	42,075
Total liabilities	101,510	106,815
Commitments and contingencies (Note 10)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 13,705,419 and 13,634,246 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	137	136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Additional paid-in capital	213,070	208,988
Retained deficit	(45,905)	(40,544)
Accumulated other comprehensive income	—	(1)
Total shareholders’ equity	167,302	168,579
Noncontrolling interests	(17,526)	(22,790)
Total shareholders’ equity and noncontrolling interests	149,776	145,789
Total liabilities, shareholders’ equity and noncontrolling interests	$251,286	$252,604
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Investment management services revenue	$104,795	$94,647	$307,129	$277,876
Expenses
Compensation and related costs	51,499	44,935	159,457	140,739
Distribution, servicing and custody expenses	19,921	17,459	58,325	49,869
Other operating costs	9,365	7,706	25,867	23,235
Total operating expenses	80,785	70,100	243,649	213,843
Operating income	24,010	24,547	63,480	64,033
Non-operating income (loss)
Interest expense	(14)	(14)	(21)	(20)
Interest and dividend income	144	100	553	234
Change in liability under tax receivable agreement	(65)	(118)	2,045	(118)
Net (losses) gains on investments	(1,279)	500	(446)	452
Total non-operating income (loss)	(1,214)	468	2,131	548
Income before provision for income taxes	22,796	25,015	65,611	64,581
Provision for income taxes	2,976	2,222	10,412	6,799
Net income attributable to controlling and noncontrolling interests	19,820	22,793	55,199	57,782
Less: net income attributable to noncontrolling interests	19,392	21,479	53,991	55,864
Net income attributable to Manning & Napier, Inc.	$428	$1,314	$1,208	$1,918

Net income per share available to Class A common stock
Basic	$0.03	$0.10	$0.09	$0.14
Diluted	$0.03	$0.10	$0.09	$0.14
Weighted average shares of Class A common stock outstanding
Basic	13,705,134	13,634,246	13,669,391	13,612,289
Diluted	13,930,020	13,690,641	13,822,402	13,673,499
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.48	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to controlling and noncontrolling interests	$19,820	$22,793	$55,199	$57,782
Reclassification adjustment for realized losses on investment securities included in net income	—	—	1	—
Comprehensive income	$19,820	$22,793	$55,200	$57,782
Less: Comprehensive income attributable to noncontrolling interests	19,392	21,479	$53,992	$55,864
Comprehensive income attributable to Manning & Napier, Inc.	$428	$1,314	$1,208	$1,918
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2013	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$(22,790)	$145,789
Net income	—	—	—	—	—	1,208	—	53,991	55,199
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(80,602)	(80,602)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	1	—	1
Common stock issued under equity compensation plan	71,173	1	—	—	(1)	—	—	—	—
Equity-based compensation	—	—	—	—	9,735	—	—	58,406	68,141
Dividends declared on Class A common stock - $0.48 per share	—	—	—	—	—	(6,569)	—	—	(6,569)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 4)	—	—	—	—	(5,652)	—	—	(26,531)	(32,183)
Balance—September 30, 2014	13,705,419	$137	1,000	$—	$213,070	$(45,905)	$—	$(17,526)	$149,776
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$55,199	$57,782
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	68,141	63,762
Depreciation and amortization	1,643	1,419
Change in amounts payable under tax receivable agreement	(2,045)	118
Net losses (gains) on investment securities	446	(452)
Deferred income taxes	3,743	1,911
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(100)	287
Accounts receivable—Manning & Napier Fund, Inc.	(627)	(948)
Prepaid expenses and other assets	507	1,618
Accounts payable	746	(334)
Accrued expenses and other liabilities	(7,532)	(7,681)
Deferred revenue	1,948	2,109
Other long-term liabilities	1,111	—
Net cash provided by operating activities	123,180	119,591
Cash flows from investing activities:
Purchase of property and equipment	(2,297)	(1,286)
Sale of investments	7,883	7,922
Purchase of investments	(12,855)	(7,369)
Due from broker	—	(5,850)
Acquisitions, net of cash received	(2,068)	—
Proceeds from maturity of investments	605	—
Net cash used in investing activities	(8,732)	(6,583)
Cash flows from financing activities:
Distributions to noncontrolling interests	(80,602)	(80,959)
Dividends paid on Class A common stock	(7,648)	(6,528)
Payment of capital lease obligations	(190)	(138)
Purchase of Class A units of Manning & Napier Group, LLC	(32,401)	(7,413)
Net cash used in financing activities	(120,841)	(95,038)
Net (decrease) increase in cash and cash equivalents	(6,393)	17,970
Cash and cash equivalents:
Beginning of period	125,250	108,324
End of period	$118,857	$126,294
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
The Company is the sole managing member of Manning & Napier Group, LLC (together with its subsidiaries, "Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of September 30, 2014.

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
Principles of Consolidation
As of September 30, 2014, Manning & Napier holds an approximately 14.5% economic interest in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
On May 22, 2014 MNA became the investment advisor of the MN Xenon Managed Futures Offshore Fund, Ltd. ("Offshore Fund") and the General Partner of the MN Xenon Managed Futures Fund LP ("LP Fund") (Note 3). The Offshore Fund is a legal entity that is subject to oversight by its board of directors. Equity holders maintain the right to attend and vote at all general meetings and therefore the voting interest model is applied to determine consolidation. Since the Company does not have any direct investments or control in the Offshore Fund, it does not consolidate this entity.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Investment Securities
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. Realized gains and losses on sales of trading securities are computed on a specific identification basis. At September 30, 2014, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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
The Company's investments in the Fund amounted to approximately $1.7 million as of September 30, 2014 and December 31, 2013.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $56.5 million and $164.6 million for the three and nine months ended September 30, 2014, respectively, and $50.0 million and $144.8 million for the three and nine months ended September 30, 2013, respectively. These amounts represent greater than 10% of the Company's revenue in each respective period.

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
The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805 "Business Combinations." Accordingly, goodwill was measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. The Company recorded $0.8 million of intangible assets and $0.9 million of goodwill, all of which are deductible for U.S. tax purposes, in other long term assets in the consolidated statement of financial condition. In management's opinion, the goodwill represents the value expected from the synergies created through the integration of Xenon's operations, as well as the reputation and expertise of Xenon in the asset management industry.
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
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Income before provision for income taxes	$22,796	$25,015	$65,611	$64,581
Less: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	(87)	(270)	2,015	(833)
Income before provision for income taxes, as adjusted	22,883	25,285	63,596	65,414
Controlling interest percentage (b)	14.5%	13.9%	14.3%	13.9%
Net income attributable to controlling interest	3,318	3,526	9,086	9,100
Plus: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	(87)	(270)	2,015	(833)
Income before income taxes attributable to Manning & Napier, Inc.	3,231	3,256	11,101	8,267
Less: provision for income taxes of Manning & Napier, Inc. (c)	2,803	1,942	9,893	6,349
Net income attributable to Manning & Napier, Inc.	$428	$1,314	$1,208	$1,918
________________________

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $3.0 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively. The consolidated provision for income taxes totaled approximately $10.4 million and $6.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Noncontrolling interests as of and for the nine months ended September 30, 2014 and 2013, included the following amounts:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Balance, beginning of period	$(22,790)	$(41,115)
Net income attributable to noncontrolling interests	53,991	55,864
Distributions to noncontrolling interests	(80,602)	(80,959)
Equity-based compensation	58,406	54,892
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	(26,531)	(6,493)
Balance, end of period	$(17,526)	$(17,811)
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
As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to 14.5%. As of September 30, 2014, M&N Group Holdings and MNCC may exchange an aggregate of 73,574,338 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the Company's 2011 IPO.
During the nine months ended September 30, 2014 and 2013, the Company distributed approximately $80.6 million and $81.0 million, respectively, to noncontrolling interests. None of these distributions are payments pursuant to the TRA.
At September 30, 2014 and December 31, 2013, the Company had recorded a liability of $41.2 million and $44.0 million, respectively, representing the estimated payments due to the selling unit holders under the TRA. Of these amounts, $2.1 million and $2.0 million were included in accrued expenses and other liabilities at September 30, 2014 and December 31, 2013, respectively. The Company made payments pursuant to the TRA of $2.0 million during the nine months ended September 30, 2014 and 2013. The Company recorded an adjustment of $2.0 million to the amounts payable under the TRA during the nine months ended September 30, 2014, driven primarily by enacted changes in tax laws.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table represents the Company’s investment securities holdings as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 10/31/2015)	$2,107	$—	$—	$2,107

Trading securities
Equity securities				12,055
Fixed income securities				9,911
Managed mutual funds				1,709
				23,675
Total investment securities				$25,782

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury note (0.25%, 8/31/2014)	$505	$—	$—	$505
U.S. Treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	—	—	607
Trading securities
Equity securities				11,961
Fixed income securities				7,085
Managed mutual funds				1,668
				20,714
Total investment securities				$21,321
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At September 30, 2014 and December 31, 2013, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.9 million of net unrealized losses and $0.5 million of net unrealized gains related to investments classified as trading during the nine months ended September 30, 2014 and 2013, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes for compliance with certain regulatory requirements. As of September 30, 2014 and December 31, 2013, $0.6 million of these securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the nine months ended September 30, 2014 and 2013.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the notional value and fair value as of September 30, 2014 and December 31, 2013 for derivative instruments not designated as hedging instruments:

	September 30, 2014
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$126,640	$71	$(72)
Index futures	2,942	—	(58)
Commodity futures	2,686	49	(82)
Currency futures	6,455	56	(51)
Total derivatives	$138,723	$176	$(263)

	December 31, 2013
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$123,164	$217	$(66)
Total derivatives	$123,164	$217	$(66)
As of September 30, 2014 and December 31, 2013, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net gains (losses) on investments in the consolidated statements of operations. For the nine months ended September 30, 2014, the average volume of derivative activity (measured in terms of notional value) was approximately $130.1 million. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest rate futures	$12	$(13)	$(544)	$(13)
Index futures	(54)	—	15	—
Commodity futures	50	—	(10)	—
Currency futures	(58)	—	(23)	—
Balance as of end of period	$(50)	$(13)	$(562)	$(13)
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

The following table presents the offsetting of interest rate futures as of September 30, 2014 and December 31, 2013:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
	(in thousands)
September 30, 2014	$(263)	$176	$(87)	$—	$(87)	$—
December 31, 2013	$(66)	$217	$151	$—	$—	$151
Note 7—Fair Value Measurements

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following provides the hierarchy of inputs used to derive the fair value of the Company’s financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$12,055	$—	$—	$12,055
Fixed income securities	1,214	8,697	—	9,911
Managed mutual funds	1,709	—	—	1,709
U.S. Treasury notes	—	2,107	—	2,107
Derivatives	176	—	—	176
Total assets at fair value	$15,154	$10,804	$—	$25,958

Securities sold, not yet purchased	$1,063	$—	$—	$1,063
Derivatives	263	—	—	263
Total liabilities at fair value	$1,326	$—	$—	$1,326

	December 31, 2013
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$11,961	$—	$—	$11,961
Fixed income securities	1,220	5,865	—	7,085
Managed mutual funds	1,668	—	—	1,668
U.S. Treasury notes	—	607	—	607
Derivatives	217	—	—	217
Total assets at fair value	$15,066	$6,472	$—	$21,538

Securities sold, not yet purchased	$777	$—	$—	$777
Derivatives	66	—	—	66
Total liabilities at fair value	$843	$—	$—	$843

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
There were no Level 3 securities held by the Company at September 30, 2014 or December 31, 2013.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2014.
Note 8—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Accrued bonus and sales commissions	$21,323	$28,305
Accrued payroll and benefits	2,817	2,970
Accrued sub-transfer agent fees	9,476	8,081
Dividends payable	2,193	3,272
Amounts payable under tax receivable agreement	2,091	1,955
Securities sold, not yet purchased	1,063	777
Other accruals and liabilities	4,766	4,453
	$43,729	$49,813
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending or, to the Company’s knowledge, threatened against it. As of September 30, 2014 and December 31, 2013, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$19,820	$22,793	$55,199	$57,782
Less: net income attributable to noncontrolling interests	19,392	21,479	53,991	55,864
Net income attributable to Manning & Napier, Inc.	$428	$1,314	$1,208	$1,918

Weighted average shares of Class A common stock outstanding - basic	13,705,134	13,634,246	13,669,391	13,612,289
Dilutive effect from restricted stock units	224,886	56,395	153,011	61,210
Weighted average shares of Class A common stock outstanding - diluted	13,930,020	13,690,641	13,822,402	13,673,499
Net income available to Class A common stock per share - basic	$0.03	$0.10	$0.09	$0.14
Net income available to Class A common stock per share - diluted	$0.03	$0.10	$0.09	$0.14
For the nine months ended September 30, 2014, a total of 282,247 shares of Class A common stock issuable upon the assumed conversion of restricted stock units were excluded from the calculation of diluted net income available to Class A common stock per share, as the effect of including these shares for the respective periods would have been anti-dilutive.
In addition, for the three and nine months ended September 30, 2014, a total of 181,378 shares of Class A common stock issuable upon the assumed conversion of restricted stock units were excluded from the calculation of diluted net income available to Class A common stock per share, as the performance conditions of these awards were not satisfied as of September 30, 2014.
At September 30, 2014 there were 73,574,338 Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to 73,574,338 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the current reporting period. As such, these units were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2014.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Equity Based Compensation
2011 Equity Compensation Plan
During the nine months ended September 30, 2014, 534,798 equity awards were issued under the 2011 Equity Compensation Plan (the "2011 Plan"). Of these awards, 56,000 related to the redemption of previously issued and outstanding Class A units of Manning & Napier Group that were granted prior to the initial public offering, which were subsequently re-issued as Class A common stock. The remaining 478,798 represent newly issued awards, consisting of 15,173 shares of Class A common stock and 463,625 restricted stock units. The Class A common stock awards vested immediately, and 282,247 of the restricted stock units will vest on the third anniversary of the grant date. The remaining 181,378 of the restricted stock units will vest over a three-year service period, subject to achievement of certain revenue objectives. As such, these awards are considered to have a performance condition and the Company will periodically assess which outcomes are probable of achievement to ensure that compensation cost recognized for these awards reflects the number of awards that are ultimately expected to vest.
The following table summarizes stock award activity for the nine months ended September 30, 2014 under the 2011 Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2014	416,917	$15.63
Granted	534,798	$15.29
Vested	(71,173)	$16.66
Forfeited	(12,780)	$15.60
Stock awards outstanding at September 30, 2014	867,762	$15.34
The weighted average grant date fair value of 2011 Plan awards granted during the nine months ended September 30, 2014 and 2013 was $15.29 and $15.83, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. For such awards that vest over time, recipients are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.
For the three and nine months ended September 30, 2014, the Company recorded approximately $0.9 million and $2.2 million of compensation expense related to awards granted under the 2011 Plan. For the three and nine months ended September 30, 2013, the Company recorded approximately $0.6 million and $1.1 million of compensation expense related to awards under the 2011 Plan.
The aggregate intrinsic value of 2011 Plan awards that vested during the nine months ended September 30, 2014 was approximately $1.2 million. As of September 30, 2014, there was unrecognized compensation expense related to 2011 Plan awards of approximately $7.0 million, which the Company expects to recognize over a weighted average period of approximately 2.1 years.
Reorganization-Related Equity Based Compensation
The following table summarizes service-based stock unit activity for the nine months ended September 30, 2014 specific to the 2011 reorganization transactions:

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2014	1,458,049	$12.00
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Stock unit awards outstanding at September 30, 2014	1,458,049	$12.00
In addition to the service-based stock unit activity above, during 2014 the Company also commenced recognition of compensation expense for approximately 4.1 million performance-based awards eligible to vest on December 31, 2014 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards is contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient has met such performance criteria will be made at the end of the annual service period. In accordance with Accounting Standards Codification Topic 718, Stock Compensation, the grant date for these performance-based awards will occur at the end of the service period. Until the grant date, compensation expense will be re-

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

measured at the end of each reporting period, to the extent that service has been rendered in proportion to the total requisite service period.
The following table summarizes performance-based stock unit activity for the nine months ended September 30, 2014 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2014	—	$—
Granted	37,577	$16.78
Vested	(37,577)	$16.78
Forfeited	—	$—
Stock unit awards outstanding at September 30, 2014	—	$—
For the three and nine months ended September 30, 2014, the Company recorded approximately $20.8 million and $66.0 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and nine months ended September 30, 2014, approximately $4.5 million and $13.4 million is attributable to the service-based awards. For the same periods, the remaining expense of approximately $16.3 million and $52.5 million is attributable to performance-based awards. For the three and nine months ended September 30, 2014, $16.3 million and $51.9 million of the expense attributable to performance-based awards is related to awards eligible to vest on December 31, 2014 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on September 30, 2014.
For the three and nine months ended September 30, 2013, the Company recognized a total of approximately $18.2 million and $62.7 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the three and nine months ended September 30, 2013, approximately $4.5 million and $15.1 million, respectively, was attributable to the service-based awards. For the same periods, the remaining expense of approximately $13.7 million and $47.5 million, respectively, was attributable to performance-based awards.
As of September 30, 2014, there was unrecognized compensation expense related to unvested service-based awards of approximately $2.2 million. The Company expects to recognize this expense over a weighted average period of 0.1 years.
As of September 30, 2014, there was unrecognized compensation expense related to unvested performance-based awards of approximately $17.3 million, which the Company expects to recognize over a weighted average period of 0.3 years. This estimate is based upon the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on September 30, 2014.
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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Earnings from continuing operations before income taxes	$22,796	$25,015	$65,611	$64,581
Effective tax rate	13.1%	8.9%	15.9%	10.5%
Provision for income taxes	2,976	2,222	10,412	6,799
Provision for income taxes @ 35%	7,979	8,755	22,964	22,603
Difference between tax at effective vs. statutory rate	$(5,003)	$(6,533)	$(12,552)	$(15,804)
For the three and nine months ended September 30, 2014 and 2013, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

not subject to corporate level taxes. For the nine months ended September 30, 2014, the benefit is partially offset by the impact of a reduction to the Company's deferred tax asset as a result of enacted changes in tax laws during the first quarter of 2014, which reduced expected tax benefits.
Note 14—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees waived for the nine months ended September 30, 2014 related to the Company's executive officers was approximately $0.1 million.
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
Note 15—Subsequent Events
Distributions and dividends
On October 29, 2014, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $46.3 million, of which approximately $39.6 million is expected to be payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.24 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 2, 2015 to shareholders of record as of January 15, 2015.

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
Our mutual funds and collective investment trusts are primarily distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also obtain a portion of our mutual fund and collective investment trust distribution through our direct sales representatives, in particular within the defined contribution and institutional marketplace. Our mutual fund and collective investment trust products are an important driver of our blended asset class portfolios, in particular with 401(k) plan sponsors, advisors and recordkeepers that select our funds as default options for participants. In addition, financial intermediaries, mutual fund advisory programs and retail platforms are a driver of mutual fund equity portfolios.
Our assets under management (“AUM”) was $51.1 billion as of September 30, 2014. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	September 30, 2014
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$13,438.7	$11,780.4	$1,214.5	$26,433.6
Mutual funds and collective investment trusts	11,898.5	12,753.0	38.3	24,689.8
Total	$25,337.2	$24,533.4	$1,252.8	$51,123.4

The composition of our separately managed accounts as of September 30, 2014, by channel and portfolio, is set forth in the table below.

	September 30, 2014
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$9,604.7	$8,505.7	$1,039.7	$19,150.1
Intermediary Channel	3,830.6	991.9	174.8	4,997.3
Platform/Sub-advisor Channel	3.4	2,282.8	—	2,286.2
Total	$13,438.7	$11,780.4	$1,214.5	$26,433.6
Percentage of separate account AUM
Direct Channel	36%	32%	4%	72%
Intermediary Channel	14%	4%	1%	19%
Platform/Sub-advisor Channel	—	9%	—	9%
Total	50%	45%	5%	100%
Percentage of portfolio by channel
Direct Channel	71%	73%	86%	72%
Intermediary Channel	29%	8%	14%	19%
Platform/Sub-advisor Channel	—	19%	—%	9%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	50%	44%	6%	100%
Intermediary Channel	77%	20%	3%	100%
Platform/Sub-advisor Channel	—	100%	—%	100%
Our separate accounts contributed 35% of our total gross client inflows for the nine months ended September 30, 2014 and represented 52% of our total AUM as of September 30, 2014.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 56% of the total gross client inflows for our separate account business for the nine months ended September 30, 2014 and represented 72% of our total separate account AUM as of September 30, 2014. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the nine months ended September 30, 2014, blended asset and equity portfolios represented 47% and 36%, respectively, of the separate account gross client inflows from the Direct Channel, while fixed income portfolios accounted for 17%. As of September 30, 2014, blended asset and equity portfolios represented 50% and 44%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 6%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Historically, relationships with larger institutions have been a driver of growth in separately managed account equity strategies. Going forward, we expect many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles to limit related custody expenses rather than separately managed accounts, and our U.S.-based equity strategies may continue to be attractive to large institutions in a separate account format.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the nine months ended September 30, 2014, 16% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 28% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 28% of our total separate account AUM as of September 30, 2014.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the nine months ended September 30, 2014, blended asset and equity portfolios represented

76% and 22%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 2%. As of September 30, 2014, 77% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 20% allocated to equity and 3% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio for their clients.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the nine months ended September 30, 2014, 98% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios and 2% were into fixed income.
Our annualized separate account retention rate across all channels was approximately 93% during the nine months ended September 30, 2014, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
During the nine months ended September 30, 2014, market appreciation for our separate account AUM was 3.2%, including 4.6% in our blended assets and 1.9% in equity portfolios.
The composition of our mutual fund and collective investment trust AUM as of September 30, 2014, by portfolio, is set forth in the table below.

	September 30, 2014
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$11,898.5	$12,753.0	$38.3	$24,689.8
Our mutual funds and collective investment trusts contributed 65% of our total gross client inflows for the nine months ended September 30, 2014 and represented 48% of our total AUM as of September 30, 2014. As of September 30, 2014, our mutual fund and collective investment trust AUM consisted of 48% from blended asset portfolios and 52% from equity portfolios. During the nine months ended September 30, 2014, 55% and 44% of the gross client inflows were attributable to blended assets and equity portfolios, respectively. For the nine months ended September 30, 2014, market appreciation for our mutual fund and collective investment trust AUM was flat, including 4.4% in our blended assets, offset by a decrease of 3.7% in our equity portfolios.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013.

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

Assets Under Management
The following tables reflect the indicated components of our AUM for our investment vehicles for the three and nine months ended September 30, 2014 and 2013.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of June 30, 2014	$27,621.6	$26,457.0	$54,078.6	51%	49%	100%
Gross client inflows	828.9	1,385.5	2,214.4
Gross client outflows	(979.5)	(1,590.4)	(2,569.9)
Market appreciation/(depreciation) & other	(1,037.4)	(1,562.3)	(2,599.7)
As of September 30, 2014	$26,433.6	$24,689.8	$51,123.4	52%	48%	100%
Average AUM for period	$27,164.9	$25,811.1	$52,976.0

As of June 30, 2013	$24,791.5	$21,526.2	$46,317.7	54%	46%	100%
Gross client inflows	484.9	1,414.8	1,899.7
Gross client outflows	(1,036.5)	(1,271.8)	(2,308.3)
Market appreciation (depreciation)	1,583.7	1,622.1	3,205.8
As of September 30, 2013	$25,823.6	$23,291.3	$49,114.9	53%	47%	100%
Average AUM for period	$25,362.0	$22,634.3	$47,996.3

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2013	$26,835.0	$23,991.2	$50,826.2	53%	47%	100%
Gross client inflows	2,480.2	4,680.9	7,161.1
Gross client outflows	(3,817.2)	(3,973.4)	(7,790.6)
Market appreciation/(depreciation) & other	935.6	(8.9)	926.7
As of September 30, 2014	$26,433.6	$24,689.8	$51,123.4	52%	48%	100%
Average AUM for period	$27,107.5	$25,236.1	$52,343.6

As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%
Gross client inflows	1,939.8	4,564.0	6,503.8
Gross client outflows	(3,999.5)	(4,369.5)	(8,369.0)
Market appreciation (depreciation)	3,199.7	2,571.5	5,771.2
As of September 30, 2013	$25,823.6	$23,291.3	$49,114.9	53%	47%	100%
Average AUM for period	$25,684.1	$22,014.3	$47,698.4

The following tables reflect the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2014 and 2013.

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2014	$25,891.6	$26,968.0	$1,219.0	$54,078.6	48%	50%	2%	100%
Gross client inflows	1,208.0	858.3	148.1	2,214.4
Gross client outflows	(1,151.5)	(1,281.5)	(136.9)	(2,569.9)
Market appreciation/(depreciation) & other	(610.9)	(2,011.4)	22.6	(2,599.7)
As of September 30, 2014	$25,337.2	$24,533.4	$1,252.8	$51,123.4	50%	48%	2%	100%
Average AUM for period	$25,697.4	$26,039.4	$1,239.2	$52,976.0

As of June 30, 2013	$21,723.4	$23,405.4	$1,188.9	$46,317.7	47%	50%	3%	100%
Gross client inflows	1,093.9	791.0	14.8	1,899.7
Gross client outflows	(1,026.4)	(1,202.2)	(79.7)	(2,308.3)
Market appreciation (depreciation)	1,053.2	2,142.5	10.1	3,205.8
As of September 30, 2013	$22,844.1	$25,136.7	$1,134.1	$49,114.9	47%	51%	2%	100%
Average AUM for period	$22,374.6	$24,466.3	$1,155.4	$47,996.3

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2013	$23,710.2	$25,977.0	$1,139.0	$50,826.2	47%	51%	2%	100%
Gross client inflows	3,535.5	3,352.3	273.3	7,161.1
Gross client outflows	(2,971.5)	(4,543.4)	(275.7)	(7,790.6)
Market appreciation/(depreciation) & other	1,063.0	(252.5)	116.2	926.7
As of September 30, 2014	$25,337.2	$24,533.4	$1,252.8	$51,123.4	50%	48%	2%	100%
Average AUM for period	$24,924.9	$26,229.3	$1,189.4	$52,343.6

As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%
Gross client inflows	3,383.3	3,017.3	103.2	6,503.8
Gross client outflows	(3,084.1)	(5,064.8)	(220.1)	(8,369.0)
Market appreciation (depreciation)	2,074.2	3,711.7	(14.7)	5,771.2
As of September 30, 2013	$22,844.1	$25,136.7	$1,134.1	$49,114.9	47%	51%	2%	100%
Average AUM for period	$21,921.2	$24,566.9	$1,210.3	$47,698.4
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
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $24.7 billion, or 48%, of our AUM as of September 30, 2014, and investment management fees from these mutual funds and collective investment trusts were $56.5 million, or 54% of our revenues for the three months ended September 30, 2014. MNA also serves as the investment advisor to all of our separately managed accounts, managing $26.4 billion, or 52%, of our AUM as of September 30, 2014, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals, reorganization-related share-based compensation and equity-based compensation issued under our equity compensation plan. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets, variations in the level of our AUM and revenues, changes in our stock price reflected in share-based compensation and/or the number of awards issued. In addition, incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over the trailing one-, two- and three-year time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary based on absolute and relative investment performance.

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various platforms that distribute our mutual fund and collective investment trust products as well as costs for custodial services and 12b-1 distribution and servicing fees. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM and business mix.

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

	Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2014	$30,725	$20,398	$—	$51,123
December 31, 2013	$30,049	$20,769	$8	$50,826
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
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Assets Under Management
The following table reflects changes in our AUM for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,		Period-to-Period
	2014	2013	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$27,621.6	$24,791.5	$2,830.1	11%
Gross client inflows	828.9	484.9	344.0	71%
Gross client outflows	(979.5)	(1,036.5)	57.0	(5)%
Market appreciation (depreciation) & other	(1,037.4)	1,583.7	(2,621.1)	(166)%
Ending assets under management	$26,433.6	$25,823.6	$610.0	2%
Mutual funds and collective investment trusts
Beginning assets under management	$26,457.0	$21,526.2	$4,930.8	23%
Gross client inflows	1,385.5	1,414.8	(29.3)	(2)%
Gross client outflows	(1,590.4)	(1,271.8)	(318.6)	25%
Market appreciation (depreciation) & other	(1,562.3)	1,622.1	(3,184.4)	(196)%
Ending assets under management	$24,689.8	$23,291.3	$1,398.5	6%
Total assets under management
Beginning assets under management	$54,078.6	$46,317.7	$7,760.9	17%
Gross client inflows	2,214.4	1,899.7	314.7	17%
Gross client outflows	(2,569.9)	(2,308.3)	(261.6)	11%
Market appreciation (depreciation) & other	(2,599.7)	3,205.8	(5,805.5)	(181)%
Ending assets under management	$51,123.4	$49,114.9	$2,008.5	4%
_______________________

Our total AUM increased by $2.0 billion, or 4%, to $51.1 billion as of September 30, 2014 from $49.1 billion as of September 30, 2013. The $2.0 billion increase in AUM from September 30, 2013 to September 30, 2014 was attributable to market appreciation of $3.3 billion offset by net client outflows of $1.3 billion. The net client outflows of $1.3 billion consisted of $1.6 billion of net outflows for separate accounts, partially offset by mutual funds and collective investment trusts net inflows of $0.3 billion.
For the three months ended September 30, 2014, our AUM decreased by $3.0 billion as compared to an increase of $2.8 billion for the three months ended September 30, 2013. For the three months ended September 30, 2014, gross client inflows increased by $0.3 billion as compared to the three months ended September 30, 2013, while gross client outflows increased by $0.3 billion for the same period. Additionally, we experienced market depreciation and other AUM changes of $2.6 billion for the three months ended September 30, 2014 compared to market appreciation of $3.2 billion for the three months ended September 30, 2013.
The total AUM decrease of $3.0 billion, or 5%, to $51.1 billion at September 30, 2014 from $54.1 billion at June 30, 2014 was attributable to market depreciation of $2.6 billion, and net client cash outflows of $0.4 billion. Our net client flows were comprised of separate accounts net client outflows of approximately $0.2 billion and net outflows from our mutual funds and collective investment trusts of approximately $0.2 billion.
With regard to our separate accounts, gross client inflows of $0.8 billion were offset by gross client outflows of $1.0 billion. The blended asset and equity portfolios each experienced $0.1 billion in net client outflows, with equity flows being primarily driven by re-balancing or cancellations within our Non-U.S. Equity strategy. Our annualized separate account retention rate was 95% for the three months ended September 30, 2014, which is up from 85% for the three months ended June 30, 2014 and 94% for the full year 2013. The increase in the retention rate compared to the prior quarter is driven by a significant cancellation incurred during the three months ended June 30, 2014 as a result of an institutional relationship in a Non-U.S. Equity mandate that restructured into a passive management portfolio.
Net client outflows of $0.2 billion from our mutual fund and collective investment trusts included gross client inflows of $1.4 billion offset by gross client outflows of $1.6 billion. Approximately $0.4 billion of net client outflows occurred in our World Opportunities Series offset by net client inflows of $0.1 billion in our Life Cycle mutual fund and collective trust products, which includes both risk based and target date strategies, and $0.1 billion of net client inflows in our Overseas Series.  The outflows in the World Opportunities Series were largely attributable to certain platform relationships reducing their allocation to core international equities and relative underperformance, while Defined Contribution plans and Institutional Direct Channel relationships supported net inflows during the quarter.
Market depreciation during the three months ended September 30, 2014 constituted a 4.8% rate of decrease in our total AUM. The investment loss was 3.8% in separately managed accounts and was 5.9% in mutual funds and collective investment trusts.
The rate of change in AUM during the three months ended September 30, 2014 were most significant in our equity portfolio with a decrease of 9% . Our blended asset portfolio decreased 2% while our fixed income portfolio increased 3%. The rates of change in AUM were most significant in our blended asset and fixed income portfolios from September 30, 2013 to September 30, 2014, as these portfolios each experienced increases of 11% and 10%, respectively, over this period, while our equity portfolio decreased by 2%. Our fixed income portfolio increased primarily as a result of the Company's acquisition of 2100 Xenon Group, LLC, which includes a global managed futures strategy, a long/short global fixed income futures product, and a futures alpha product.
As of September 30, 2014, the composition of our AUM was 48% in mutual funds and collective investment trusts and 52% in separate accounts, compared to 47% in mutual funds and collective investment trusts and 53% in separate accounts at September 30, 2013. The composition of our AUM across portfolios at September 30, 2014 was 50% in blended assets, 48% in equity, and 2% in fixed income, compared to 47% in blended assets, 51% in equity, and 2% in fixed income at September 30, 2013.

The following table sets forth our results of operations and related data for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,		Period-to-Period
	2014	2013	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$104,795	$94,647	$10,148	11%
Expenses
Compensation and related costs	51,499	44,935	6,564	15%
Distribution, servicing and custody expenses	19,921	17,459	2,462	14%
Other operating costs	9,365	7,706	1,659	22%
Total operating expenses	80,785	70,100	10,685	15%
Operating income	24,010	24,547	(537)	(2)%
Non-operating income (loss)
Non-operating income (loss), net	(1,214)	468	(1,682)	*
Income before provision for income taxes	22,796	25,015	(2,219)	(9)%
Provision for income taxes	2,976	2,222	754	34%
Net income attributable to controlling and noncontrolling interests	19,820	22,793	(2,973)	(13)%
Less: net income attributable to noncontrolling interests	19,392	21,479	(2,087)	(10)%
Net income attributable to Manning & Napier, Inc.	$428	$1,314	$(886)	(67)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.03	$0.10
Diluted	$0.03	$0.10
Weighted average shares of Class A common stock outstanding
Basic	13,705,134	13,634,246
Diluted	13,930,020	13,690,641
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic income (1)	$43,632	$43,252	$380	1%
Economic net income (1)	$26,943	$26,707	$236	1%
Economic net income per adjusted share (1)	$0.31	$0.30
Weighted average adjusted Class A common stock outstanding (1)	88,147,234	89,912,186
_______________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue increased by $10.1 million, or 11%, to $104.8 million for the three months ended September 30, 2014 from $94.6 million for the three months ended September 30, 2013. This increase is driven primarily by a $5.0 billion, or 10%, increase in our average AUM to $53.0 billion for the three months ended September 30, 2014 from $48.0 billion for the three months ended September 30, 2013.

Our average separately managed account fee remained consistent at 62 basis points for the three months ended September 30, 2014 and three months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, separately managed account standard fees ranged from 15 basis points to 125 basis points depending on investment objective and account size. As of September 30, 2014, the concentration of assets in our separately managed accounts was 50% blended assets, 45% equity and 5% fixed income, compared to 48% blended assets, 48% equity and 4% fixed income as of September 30, 2013.
Our average fee on mutual fund and collective investment trust products decreased slightly to 87 basis points for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 of 88 basis points. The management fees earned on our mutual fund and collective investment trust management fees ranged from 24 basis points to 100 basis points, depending on investment strategy, for the three months ended September 30, 2014 and 2013. As of September 30, 2014 the concentration of assets in our mutual fund and collective investment trusts was 48% blended assets and 52% equity, compared to 45% blended assets and 55% equity of September 30, 2013.
Operating Expenses
Our operating expenses increased by $10.7 million, or 15%, to $80.8 million for the three months ended September 30, 2014 from $70.1 million for the three months ended September 30, 2013.
Compensation and related costs increased by $6.6 million, or 15%, to $51.5 million for the three months ended September 30, 2014 from $44.9 million for the three months ended September 30, 2013. This increase was primarily due to higher non-cash share based compensation charges and higher incentive compensation costs for our analyst team resulting from the cumulative impact of strong relative and absolute investment performance of the Company over the trailing one, two and three-year time periods. Included within compensation and related costs is approximately $20.8 million and $18.2 million of non-cash reorganization-related share based compensation charges and $0.9 million and $0.5 million of equity-based compensation charges under our 2011 long-term incentive plan for the three months ended September 30, 2014 and 2013, respectively. The increase in share based compensation charges under our 2011 long-term incentive plan is due to the recognition over the vesting period of the equity awards issued in fiscal 2014 and 2013 in the three months ended September 30, 2014. When considered as a percentage of revenue, compensation and related costs, excluding non-cash reorganization-related share-based compensation charges, for the three months ended September 30, 2014 was 29% compared to 28% for the three months ended September 30, 2013.
Distribution, servicing and custody expenses increased by $2.5 million, or 14%, to $19.9 million for the three months ended September 30, 2014 from $17.5 million for the three months ended September 30, 2013. The increase was driven by a 14% increase in mutual funds and collective investment trusts average AUM for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense was 35% for the three months ended September 30, 2014, consistent with 35% for the three months ended September 30, 2013.
Other operating costs increased by $1.7 million, or 22%, to $9.4 million for the three months ended September 30, 2014 from $7.7 million for the three months ended September 30, 2013. As a percentage of revenue, other operating costs for the three months ended September 30, 2014 was 9% compared to 8% for 2013.
Non-Operating Income (Loss)
Non-operating income (loss) decreased by $1.7 million, to a net loss of $1.2 million for the three months ended September 30, 2014 from income of $0.5 million for the three months ended September 30, 2013. The Company has increased the amount of investments held by the Company to provide initial cash seeding for product development purposes as compared to the amount held during the three months ended September 30, 2013 and those investments experienced losses during the quarter ended September 30, 2014.
Provision for Income Taxes
The Company’s tax provision increased by $0.8 million, or 34%, to $3.0 million for the three months ended September 30, 2014 from $2.2 million for the three months ended September 30, 2013. The increase is primarily driven by increases in expected taxable earnings as compared to the prior year.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Assets Under Management
The following table reflects changes in our AUM for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,		Period-to-Period
	2014	2013	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$26,835.0	$24,683.6	$2,151.4	9%
Gross client inflows	2,480.2	1,939.8	540.4	28%
Gross client outflows	(3,817.2)	(3,999.5)	182.3	(5)%
Market appreciation (depreciation) & other	935.6	3,199.7	(2,264.1)	(71)%
Ending assets under management	$26,433.6	$25,823.6	$610.0	2%
Mutual funds and collective investment trusts
Beginning assets under management	$23,991.2	$20,525.3	$3,465.9	17%
Gross client inflows	4,680.9	4,564.0	116.9	3%
Gross client outflows	(3,973.4)	(4,369.5)	396.1	(9)%
Market appreciation (depreciation) & other	(8.9)	2,571.5	(2,580.4)	(100)%
Ending assets under management	$24,689.8	$23,291.3	$1,398.5	6%
Total assets under management
Beginning assets under management	$50,826.2	$45,208.9	$5,617.3	12%
Gross client inflows	7,161.1	6,503.8	657.3	10%
Gross client outflows	(7,790.6)	(8,369.0)	578.4	(7)%
Market appreciation (depreciation) & other	926.7	5,771.2	(4,844.5)	(84)%
Ending assets under management	$51,123.4	$49,114.9	$2,008.5	4%
Our total AUM increased by $2.0 billion, or 4%, to $51.1 billion as of September 30, 2014 from $49.1 billion as of September 30, 2013. For the nine months ended September 30, 2014, gross client inflows increased by $0.7 billion as compared to the nine months ended September 30, 2013, while gross client outflows decreased by $0.6 billion for the same periods. Additionally, we experienced market appreciation and other AUM increases of $0.9 billion for the nine months ended September 30, 2014 compared to $5.8 billion for the nine months ended September 30, 2013.
The total AUM increase of $0.3 billion, or 1%, to $51.1 billion at September 30, 2014 from $50.8 billion at December 31, 2013 was a result of market appreciation and other changes of $0.9 billion, partially offset by net client outflows of $0.6 billion. For the nine months ended September 30, 2014, net client inflows into our mutual funds and collective investment trusts were $0.7 billion, and were offset by approximately $1.3 billion of net client outflows from our separate accounts.
Our separate account products gathered $2.5 billion of gross client inflows during the nine months ended September 30, 2014, which was offset by approximately $3.8 billion of gross client outflows. The $2.5 billion of gross client inflows included $0.9 billion into our blended asset portfolios, $0.8 billion into our U.S. Equity products and $0.4 billion into our Non-U.S. Equity objectives. By contrast, for the nine months ended September 30, 2013, we had generated $1.9 billion of separate account gross client inflows, of which $1.0 billion were in blended asset products, with $0.4 billion of gross client inflows into U.S. Equity and $0.3 billion into Non-U.S. Equity products. Inflows into our separate account strategies were primarily driven by contributions from larger institutions and sub-advisory relationships into our U.S. Equity and Non-U.S. Equity strategies, and a smaller amount into our Fixed Income strategies. With regard to gross client outflows, $0.8 billion of the $3.8 billion in total outflows was the result of a single institutional relationship in our Non-U.S. Equity products in which the client transitioned its portfolio to passive strategies. The annualized separate account retention rate was 93% during the nine months ended September 30, 2014 and September 30, 2013.
Net client inflows of $0.7 billion into our mutual fund and collective investment trusts included gross client inflows of $4.7 billion offset by gross client outflows of $4.0 billion. Approximately $0.7 billion of net client inflows were achieved in our Life Cycle mutual fund and collective trust products, which includes both risk based and target date strategies. Net client outflows in our equity funds of $0.3 billion were driven primarily by outflows in the World Opportunities Series from certain platform relationships reducing their allocation to core international equities and relative underperformance, offset by net client inflows into the Overseas Series and various non-U.S. collective investment trust vehicles from institutional and qualified plan clients.
Market appreciation during the nine months ended September 30, 2014 constituted a 1.7% rate of increase in our total AUM. The investment gain was 3.2% in separately managed accounts and flat in mutual funds and collective investment trusts.
The rates of change in AUM during the nine months ended September 30, 2014 were comprised of increases of 7% and 10.0% in our blended asset and fixed income portfolios respectively, and an decrease in our equity portfolio of 6%. The rates of change in AUM from September 30, 2013 to September 30, 2014 were comprised of increases in our blended asset and fixed income portfolios of 11% and 10% respectively, while our equity portfolio decreased by 2%. Our fixed income portfolio increased primarily as a result of the Company’ acquisition of 2100 Xenon Group, LLC which includes a global managed futures strategy, a long/short global fixed income futures product, and a futures alpha product.
As of September 30, 2014, the composition of our AUM was 48% in mutual funds and collective investment trusts and 52% in separate accounts, compared to 47% in mutual funds and collective investment trusts and 53% in separate accounts at December 31, 2013 and 47% in mutual funds and collective investment trusts and 53% in separate accounts at September 30, 2013. The composition of our AUM across portfolios at September 30, 2014 was 50% in blended assets, 48% in equity, and 2% in fixed income, compared to 47% in blended assets, 51% in equity, and 2% in fixed income at December 31, 2013, and 47% in blended assets, 51% in equity, and 2% in fixed income at September 30, 2013.

The following table sets forth our results of operations and other data for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,		Period-to-Period
	2014	2013	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$307,129	$277,876	$29,253	11%
Expenses
Compensation and related costs	159,457	140,739	18,718	13%
Distribution, servicing and custody expenses	58,325	49,869	8,456	17%
Other operating costs	25,867	23,235	2,632	11%
Total operating expenses	243,649	213,843	29,806	14%
Operating income	63,480	64,033	(553)	(1)%
Non-operating income (loss)
Non-operating income (loss), net	2,131	548	1,583	*
Income before provision for income taxes	65,611	64,581	1,030	2%
Provision for income taxes	10,412	6,799	3,613	53%
Net income attributable to controlling and noncontrolling interests	55,199	57,782	(2,583)	(4)%
Less: net income attributable to noncontrolling interests	53,991	55,864	(1,873)	(3)%
Net income attributable to Manning & Napier, Inc.	$1,208	$1,918	$(710)	(37)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.09	$0.14
Diluted	$0.09	$0.14
Weighted average shares of Class A common stock outstanding
Basic	13,669,391	13,612,289
Diluted	13,822,402	13,673,499
Cash dividends declared per share of Class A common stock	$0.48	$0.48

Other financial and operating data
Economic income (1)	$131,655	$127,374	$4,281	3%
Economic net income (1)	$81,297	$78,653	$2,644	3%
Economic net income per adjusted share (1)	$0.92	$0.88
Weighted average adjusted Class A common stock outstanding (1)	88,630,007	89,885,003
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue increased by $29.3 million, or 11%, to $307.1 million for the nine months ended September 30, 2014 from $277.9 million for the nine months ended September 30, 2013. This increase was driven primarily by a $4.6 billion, or 10%, increase in our average AUM to $52.3 billion for the nine months ended September 30, 2014 from $47.7 billion for the nine months ended September 30, 2013.
Our average separately managed account fee remained consistent at 62 basis points for both the nine months ended September 30, 2014 and the nine months ended September 30, 2013. For both the nine months ended September 30, 2014 and

2013, separately managed account management fees ranged from 15 basis points to 125 basis points, depending on investment objective and account size.
Our average fee on mutual fund and collective investment trust products was 87 basis points for the nine months ended September 30, 2014 slightly lower than 88 basis points for the nine months ended September 30, 2013. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For both the nine months ended September 30, 2014 and 2013, mutual fund and collective investment trust management fees ranged from 24 basis points to 100 basis points, depending on investment strategy.
Operating Expenses
Our operating expenses increased by $29.8 million, or 14%, to $243.6 million for the nine months ended September 30, 2014 from $213.8 million for the nine months ended September 30, 2013.
Compensation and related costs increased by $18.7 million, or 13%, to $159.5 million for the nine months ended September 30, 2014 from $140.7 million for the nine months ended September 30, 2013. This increase was primarily attributable to higher incentive compensation costs for our analyst team resulting from the strong absolute and relative investment performance of the Company over the trailing one, two and three-year time periods for the nine months ended September 30, 2014 compared to the prior year. Included within compensation and related costs is approximately $66.0 million and $62.8 million of non-cash reorganization-related share based compensation charges and $2.2 million and $1.1 million of equity-based compensation charges under our 2011 long-term incentive plan for the nine months ended September 30, 2014 and 2013, respectively. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges for the nine months ended September 30, 2014 was 30% compared to 28% in 2013.
Distribution, servicing and custody expenses increased by $8.5 million, or 17%, to $58.3 million for the nine months ended September 30, 2014 from $49.9 million for the nine months ended September 30, 2013. The increase was generally attributable to a 15% increase in mutual funds and collective investment trusts average AUM for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 35% for the nine months ended September 30, 2014, compared to 34% for the nine months ended September 30, 2013.
Other operating costs increased by $2.6 million, or 11%, to $25.9 million for the nine months ended September 30, 2014 from $23.2 million for the nine months ended September 30, 2013. As a percentage of revenue, other operating costs for the nine months ended September 30, 2014 remained consistent with the nine months ended September 30, 2013 at 8%.
Non-Operating Income (Loss)
Non-operating income increased by $1.6 million to net income of $2.1 million for the nine months ended September 30, 2014 from $0.5 million for the nine months ended September 30, 2013. The increase was primarily the result of a $2.1 million decrease in the amounts payable under the tax receivable agreement which we entered into in connection with our IPO. This decrease is the result of enacted changes in tax laws during the first quarter of 2014, which reduced expected tax benefits and subsequent payment of such benefits under the tax receivable agreement. This increase was partially offset by a net decrease of $0.6 million in income on investments held by the Company to provide initial cash seeding for product development purposes for the nine months ended September 30, 2014 compared to 2013.
Provision for Income Taxes
The Company’s tax provision increased by $3.6 million, or 53%, to $10.4 million for the nine months ended September 30, 2014 from $6.8 million for the nine months ended September 30, 2013. The increase was primarily the result of a $2.5 million impact from enacted changes in tax laws during the three months ended March 31, 2014 that lowered the Company's expectation of the future tax benefits under the tax receivable agreement. The remaining increase is driven by increases in expected taxable earnings as compared to the prior year.
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
The following table sets forth our other financial and operating data for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Economic income	$43,632	$43,252	$131,655	$127,374
Economic net income	$26,943	$26,707	$81,297	$78,653
Economic net income per adjusted share	$0.31	$0.30	$0.92	$0.88
Weighted average adjusted Class A common stock outstanding	88,147,234	89,912,186	88,630,007	89,885,003

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$428	$1,314	$1,208	$1,918
Plus: net income attributable to noncontrolling interests	19,392	21,479	53,991	55,864
Net income attributable to controlling and noncontrolling interests	19,820	22,793	55,199	57,782
Provision for income taxes	2,976	2,222	10,412	6,799
Income before provision for income taxes	22,796	25,015	65,611	64,581
Reorganization-related share-based compensation	20,836	18,237	66,044	62,793
Economic income	43,632	43,252	131,655	127,374
Adjusted income taxes	16,689	16,545	50,358	48,721
Economic net income	$26,943	$26,707	$81,297	$78,653

Net income available to Class A common stock per basic share	$0.03	$0.10	$0.09	$0.14
Plus: net income attributable to noncontrolling interests per basic share	1.41	1.57	3.95	4.11
Net income attributable to controlling and noncontrolling interests per basic share	1.44	1.67	4.04	4.25
Provision for income taxes per basic share	0.22	0.16	0.76	0.50
Income before provision for income taxes per basic share	1.66	1.83	4.80	4.75
Reorganization-related share-based compensation per basic share	1.52	1.34	4.83	4.61
Economic income per basic share	3.18	3.17	9.63	9.36
Adjusted income taxes per basic share	1.22	1.21	3.68	3.58
Economic net income per basic share	1.96	1.96	5.95	5.78
Less: impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to Class A common stock	(1.65)	(1.66)	(5.03)	(4.90)
Economic net income per adjusted share	$0.31	$0.30	$0.92	$0.88
Weighted average shares of Class A common stock outstanding - Basic	13,705,134	13,634,246	13,669,391	13,612,289
Weighted average exchangeable units of Manning & Napier Group, LLC	73,574,338	75,861,023	74,361,099	76,037,530
Weighted average restricted stock units	867,762	416,917	599,517	235,184
Weighted average adjusted Class A common stock outstanding	88,147,234	89,912,186	88,630,007	89,885,003

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable, amounts due from broker and investment securities held by us for the purpose of providing initial cash seeding for product development purposes. The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$118,857	$125,250
Accounts receivable	$41,411	$40,601
Due from broker	$5,567	$5,816
Investment securities	$25,782	$21,321
Amounts payable under tax receivable agreement (1)	$41,217	$44,030
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2014 and December 31, 2013, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions. We also maintain a $10.0 million line of credit, which was unused as of and for the nine months ended September 30, 2014. We believe cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2014 and 2013. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, change in payment under tax receivable agreement, deferred income tax expense and depreciation. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, as well as purchases of property and equipment and net cash paid for acquisitions. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Nine months ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$123,180	$119,591
Net cash used in investing activities	(8,732)	(6,583)
Net cash used in financing activities	(120,841)	(95,038)
Net change in cash and cash equivalents	$(6,393)	$17,970
Nine months ended September 30, 2014 Compared to Nine months ended September 30, 2013
Operating Activities
Operating activities provided $123.2 million and $119.6 million of net cash for the nine months ended September 30, 2014 and 2013, respectively. This overall $3.6 million increase in net cash provided by operating activities for the nine months ended September 30, 2014 compared to 2013 was mainly due to an increase in net income after adjustment for non-cash items of approximately $2.6 million driven by increased revenues resulting primarily from an increase in our average AUM. This increase was also due to an increase of $1.0 million in operating assets and liabilities, primarily accounts payable.
Investing Activities
Investing activities used $8.7 million and $6.6 million of net cash for the nine months ended September 30, 2014 and 2013, respectively. This overall $2.1 million increase in net cash used by investing activities was primarily due to $2.1 million used for acquisitions during the nine months ended September 30, 2014 and an increase in property and equipment purchases of $1.0 million for the nine months ended September 30, 2014 compared to 2013. The increase in property and equipment purchases is mainly driven by an increase in leasehold improvements for our primary office facility in Fairport, New York. The overall increase in net cash used by investing activities was partially offset by a decrease in the Company's funding of and timing of activity within our investment securities designated as trading for the seeding of new products.
Financing Activities
Financing activities used $120.8 million and $95.0 million of net cash for the nine months ended September 30, 2014 and 2013, respectively. This overall $25.8 million increase in net cash used in financing activities was primarily the result of the purchase of Class A units of Manning & Napier Group of $32.4 million in 2014 as compared $7.4 million in 2013 due to an increase in the number of units exchanged in 2014. The increase in net cash used was also attributed to an increase in dividends paid on our Class A common stock of $1.1 million during the nine months ended September 30, 2014 due to the payment of the additional $0.08 per share dividend declared in 2013 and paid in 2014.
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
On August 5, 2014, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on November 3, 2014 to shareholders of record as of October 15, 2014.
On October 29, 2014, the Board of Directors declared a $0.24 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 2, 2015 to shareholders of record as of January 15, 2015.
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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2014.
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
The value of our AUM was $51.1 billion as of September 30, 2014. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $5.1 billion, which would cause an annualized increase or decrease in revenues of approximately $39.9 million at our current weighted average fee rate of 0.78%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities and investments in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $25.8 million as of September 30, 2014 of which $23.7 million is classified as trading, and $2.1 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $2.6 million at September 30, 2014. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $51.1 billion as of September 30, 2014. As of September 30, 2014, approximately 28% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 28% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $1.5 billion, which would cause an annualized increase or decrease in revenues of approximately $11.4 million at our current weighted average fee rate of 0.78%.
Interest Rate Risk
The Company is exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. At certain times, we may invest excess cash balances in money market funds that invest primarily in U.S. Treasury or agency-backed money market instruments. These funds attempt to maintain a stable net asset value but interest rate changes may affect the fair value of such investments and, if significant, could result in a loss of investment principal. Interest rate changes affect the income we earn from our excess cash balances. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of September 30, 2014.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: November 10, 2014	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)