Form 10-K
period 2014-12-31
Manning & Napier, Inc.
filed 2015-03-16
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $233.4 million based on the closing price of $17.26 for one share of common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2015
Class A common stock, $0.01 par value per share	13,713,540
Class B common stock, $0.01 par value per share	1,000
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be held June 17, 2015 are incorporated by reference into Part III of this Form 10-K.

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

ii

PART I
Item 1.         Business.
Overview
Manning & Napier, Inc. is an independent investment management firm that provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trust funds, as well as a variety of consultative services that complement its investment process. Founded in 1970, we offer equity, fixed income and alternative strategies, as well as a range of blended asset portfolios, such as life cycle funds. Headquartered in Fairport, New York, we serve a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans ("Taft-Hartley"), endowments and foundations.
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts our organization structure as of December 31, 2014.

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
Manning & Napier Group, LLC(1)

 ________________________

(1)
The operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Exeter Advisors I, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

As illustrated in the chart below, since 1999, we have achieved strong growth in discretionary assets under management, or AUM. From December 31, 1999 through December 31, 2014, our AUM has increased from $6.9 billion to $47.8 billion, representing a compound annual growth rate of 13.8% during a period that included over an 8 year long secular bear market. Our growth in AUM resulted in an increase in our revenues from $50.2 million for the year ended December 31, 1999 to

$405.5 million for the year ended December 31, 2014. We believe this growth is primarily the result of our consultative, total-solutions approach to working with clients and our investment process that has yielded attractive long-term investment results.
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
In addition to a strong, team-based research engine, we have an internal organization of specialists to provide additional consultative services beyond investment management, which we believe helps us build close relationships with our clients through multiple service touch points and a solutions-oriented approach. We have designed solutions that are specific to our clients’ needs, including: 401(k) plan design and participant education; family wealth management and trust services; and group health and ancillary benefits advisory services. Taken together with attractive long-term investment performance across portfolios, our consultative, total-solutions approach has allowed us to achieve a high average annual separate account retention rate. For the ten-year period ending December 31, 2014, our average annual separate account retention rate was greater than 95%.
Our commitment to team-based research, an absolute return focus and a flexible process that is benchmark-agnostic have been central to our success, and we believe are distinctive within the industry. Our mutual funds have earned a number of industry accolades over time, including a finalist ranking for Morningstar’s international manager of the decade, multiple Lipper awards and a Gold Morningstar Analyst rating for several of our equity, life style and target date mutual funds. As of December 31, 2014, 38% of our total mutual fund AUM rated by Morningstar were in funds rated at least four stars, and 91% were in funds that were rated at least three stars. Since inception and over long-term time periods, our core strategies have earned attractive returns on both an absolute and relative basis.
We offer our investment management capabilities primarily through direct sales to high net worth individuals and institutions, as well as through third-party intermediaries, platforms and institutional investment consultants. Our AUM as of December 31, 2014 by investment vehicle and portfolio were as follows:

As of December 31, 2014, we had 525 employees, including William Manning, our Chairman and controlling stockholder, and other employee-owners, most of whom are based in Fairport, New York. Collectively, these employee-owners directly and indirectly own approximately 85.5% of our operating subsidiary, Manning & Napier Group, through which we conduct all of our business. We believe that our culture of employee ownership aligns our interests with those of our clients and shareholders by delivering strong long-term investment performance and solutions.
Our Strategy
Our approach for continued success is focused on the strategies described below.
Maintain a Strong, Team-Based Research Engine
With a research department of over 80 investment professionals, we are committed to a team-based approach to portfolio management to ensure that success can be repeated over time. All of our investment products are managed by a team, so that stability of process takes precedence over any individual personality. Our Senior Research Group, which consists of long-tenured members of the research department, maintains oversight responsibility for our investment disciplines and policies. We take a home-grown approach to maintaining this strong research engine. Analysts begin their employment with us as Research Assistants or Associates, and progress to the Analyst level only after learning our process and disciplines in a role that supports the portfolio management teams. We believe this ensures consistency with our time-tested philosophies and also provides a source of future analysts to address growth and turnover. This home-grown, team-based approach to portfolio management has been key to our success over time, and we will continue to invest in the growth and development of the research department as growth in AUM and/or product development warrants. From time to time we may supplement our home-grown research team with additional investment professionals. In May 2014, we acquired 2100 Xenon Group LLC ("Xenon") for purposes of enhancing our alternatives capabilities.
Enhance Distribution
We continue to focus on the depth of our multi-channel distribution structure, which includes both direct and intermediary channels. Within our direct and intermediary channels, we recognize the growing influence and specialization of retirement plan advisors. To address this opportunity, we have established a specific Defined Contribution Investment Only wholesaling team to focus their sales efforts on retirement specialist advisors, who work with small-to-mid market defined contribution plans. In these channels, we believe we have a competitive advantage that allows us to offer our multi-asset class strategies, including our life cycle and retirement target mutual fund and collective trust products. Non-retirement plan advisors have and will continue to be focused on wealth management investment solutions.
Within our direct channel, our high-touch distribution strategy has allowed us to build strong relationships over time. We continue to enhance our direct distribution sales force domestically. Beyond deepening these current channels and territories, we continue to look at ways to expand our global distribution, including leveraging our current relationships in Europe and expanding into new markets.
In addition to expanding our distribution, we are focusing our service efforts on our existing clients, with particular emphasis on clients in both our Core U.S. and Non-U.S. Equity portfolios. We have more than 180 client service and sales personnel working on sales, service and product development.
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

Our Emerging Markets and Global Quality equity strategies reached their three-year track records in 2014 and we will have three more products achieve their three-year track record in 2015 in our Global Fixed Income, Strategic Income Conservative and Strategic Income Moderate strategies. In addition, we added alternative capabilities in 2014 through our acquisition of Xenon and we continue to look for other opportunities to grow inorganically to complement our organic growth initiatives. As of December 31, 2014 we had over $30.0 million invested in new product concepts as we continue to incubate new strategies.
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
Many of these services are offered through our Client Analytics Group, which consists of internal consultants whose primary responsibilities include working with prospective and current clients to solve investment and planning-related problems. This group includes several chartered financial analysts, certified financial planners, an accredited investment fiduciary and professionals with law and masters degrees.
We also offer practice management concepts and tools to both wealth advisors and retirement plan advisors to assist in their new business and service efforts, and certain technology-driven products and services aimed at the middle market employer marketplace to assist both employers and employees with their health and wealth planning.
Products and Services
We manage a variety of equity, fixed income, alternative and blended asset strategies, using primarily traditional asset classes such as stocks and bonds. These strategies may include a mix of the different vehicles we offer, including separate accounts, mutual funds, and collective investment trusts. Our goal is to help our clients meet their investment objectives by providing competitive positive returns over full stock market cycles, including both bull and bear market environments. Three key elements of our investment process help to keep us focused on that goal:

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

•
A Focus on Absolute Returns. Whether investing in a country, industry or individual company, we hold a strong belief that price matters. We are focused on helping our clients avoid permanent loss of capital over their time horizon, which is different than day-to-day volatility, which could in fact present opportunities. We believe that active management has consistently been the most appropriate and relevant investment strategy to achieve these goals despite changing market environments. To that end, we believe we have aligned the incentives of our analysts with the goals of our clients by structuring our analyst compensation system such that returns that are both negative and below benchmarks produce a negative bonus the analyst has to offset before earning a positive bonus. The analysts earn their largest bonus, which could be multiples of their salary and the largest part of their total compensation, when they earn returns that are both positive and above benchmarks for our clients. We believe this focus on price has provided capital preservation in many valuation-based bear markets during our history, and reduces the risk of permanent, downside price fluctuation from our buy price.

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

As of December 31, 2014, we have nearly 60 sales and distribution professionals, with an average of approximately 17 years of industry experience. Our Managing Director of Sales, who has been with MNA since 1993, oversees 13 direct institutional and regional sales representatives. Our Managing Director of Regional Sales, Managing Director of Intermediary Distribution, and Managing Director of Portfolio Strategies Group, who have respectively been with MNA for 16, 5 and 25 years, report to our Managing Director of Sales and help to manage our various sales and service representatives. Specifically, our direct national sales representatives cover large, multiple state territories prospecting large plans, our direct regional sales representatives cover smaller territories and pursue both individual and middle market institutional business opportunities, our regional service representatives focus on servicing individual and small institutional clients. Our Intermediary Channel includes external and internal wholesalers, separately covering retirement plan advisors and wealth management advisors, key account representatives and a sales representative who focuses on third party distribution. Lastly, we have Portfolio Strategists who are primarily responsible for consultant relations.
Sales representatives have different areas of focus in terms of client type, product and vehicle, but are highly knowledgeable about the investment markets, our investment process and our product and service offerings, so as to lessen the need for our research department personnel to assist in bringing new relationships on board. Our sales representatives are responsible for generating new business as well as maintaining existing business. Referrals are an important source of new business in both our direct and intermediary marketing efforts. To assist the sales representatives, we have over 50 service professionals who are responsible for responding to client requests and questions.
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
For the year ended December 31, 2014, 40% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 40% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of the Fund and the investment portfolios of the Fund and the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the Fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with the Fund may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the Fund board after the initial term of one to two years.

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
MNBD, our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. As of December 31, 2014, MNBD was in compliance with its net capital requirements.
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
CFTC/NFA Regulation
Manning & Napier Advisors, LLC is registered with the Commodity Futures Trading Commission, or CFTC, as a commodity pool operator ("CPO") and is also a member of the National Futures Association, or NFA. The CFTC and NFA each administer a regulatory system covering futures contracts and various other financial instruments in which certain of our clients may invest.
New Hampshire Banking Regulation
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
Employees
As of December 31, 2014, we had 525 employees, most of whom are based in Fairport, New York. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees are good. We strive to attract and retain the best talent in the industry.
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
We derive the majority of our revenue from investment management fees, typically calculated as a percentage of the market value of our AUM. As a result, our revenues are dependent on the value and composition of our AUM, all of which are subject to fluctuation due to many factors, including:

•
Declines in prices of securities in our portfolios. The prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, declining stock or commodities markets, changes in interest rates, a general economic downturn, political uncertainty or acts of terrorism. The U.S. and global financial markets continue to be subject to uncertainty and instability. Such factors could cause an unusual degree of volatility and price declines for securities in the portfolios we manage. We are required to maintain cash held by brokers as collateral for managed futures and cash at brokers as collateral for securities sold, not yet purchased. If the market value of these securities decline in value, we may be required by the lender to provide additional collateral on minimal notice. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business.

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
We depend on the skills and expertise of qualified investment professionals and our success depends on our ability to retain key employees, including members of our senior management team. Our investment professionals possess substantial experience in investing and have been primarily responsible for the historically attractive investment performance we have achieved. We particularly depend on our executive officers as well as senior members of our research department. The loss of any of these key individuals could limit our ability to successfully execute our business strategy and could have an adverse effect on our business.
Any of our investment or management professionals may resign at any time, subject to various covenants not to compete with us. In addition, employee-owners are subject to additional covenants not to compete.
Competition for qualified investment, management, marketing and client service professionals is intense and we may fail to attract and retain qualified personnel in the future. Our ability to attract and retain our named executive officers and other key employees will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. We utilize a compensation structure that uses a combination of cash and equity-based incentives as appropriate. However, our compensation may not be effective to recruit and retain the personnel we need, especially if our equity-based compensation does not return significant value to employees. Any cost-reduction initiative or adjustments or reductions to compensation could negatively impact our ability to retain key personnel. In addition, changes to our management structure, corporate culture and corporate governance arrangements could negatively impact our ability to retain key personnel.
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
As of December 31, 2014, approximately 36% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
As of December 31, 2014, approximately 27% of our AUM were invested in our Core Non-U.S. Equity portfolios. The World Opportunities Series alone represented approximately 11% of our total AUM as of December 31, 2014. As a result, a substantial portion of our operating results depends upon the performance of our Core Non-U.S. Equity portfolios, and our ability to retain client assets in such portfolios. If a significant portion of the investors in our Core Non-U.S. Equity portfolios decide to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from these portfolios would decline, which could have an adverse effect on our earnings and financial condition.
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
The growth in our AUM has been and may continue to be difficult to sustain. In particular, as the absolute amount of our AUM increases, it will be more difficult to maintain levels of growth similar to those we have experienced in the past. The future growth of our business will depend on, among other things:

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
The goal of our investment process is to provide competitive absolute returns over full market cycles. Accordingly, our portfolios may not perform well compared to benchmarks or other investment managers’ strategies during certain periods of time or under certain market conditions. Short-term underperformance may negatively affect our ability to retain clients and attract new clients. We are likely to be most out of favor when the markets are running on positive or negative price momentum and market prices become disconnected from underlying investment fundamentals. We believe examples of this type of environment can be seen in fixed income markets today, as historically low yields have driven prices of U.S. Treasury bonds beyond fundamentals and in the third quarter of 2011 when the price of the highest dividend paying stocks were pushed to lofty highs during market uncertainty which led to a flight to quality. During and shortly following such periods of relative under performance, we are likely to see our highest levels of client turnover, even if our absolute returns are positive. Loss of client assets and the failure to attract new clients could adversely affect our revenues and growth.
The historical returns of our existing portfolios may not be indicative of their future results or of the portfolios we may develop in the future.
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have received in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have received are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2014 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings received at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, such as in 2008 and the third quarter of 2011 and second half of 2014, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
We depend in part on third-party intermediaries to market our portfolios and help service our client base.

Our ability to attract additional assets to manage is in part dependent on our access to third-party intermediaries. We gain access to mutual fund investors and some retail and institutional clients through third parties, including mutual fund platforms and financial intermediaries. As of December 31, 2014, the largest relationship we have with a third party represents 3.5% of our total AUM and the mutual fund platform representing the largest portion of our fund assets represents an additional 2.3% of our total AUM. We compensate most of the intermediaries through which we gain access to investors in our mutual funds by paying fees, most of which are based on a percentage of assets invested in our mutual funds through that intermediary and with respect to which that intermediary provides services. These intermediaries and their client bases may not continue to be accessible to us on terms we consider commercially reasonable, or at all. Limiting or the total absence of such access could have an adverse effect on our results of operations. In addition, the service levels provided by these intermediaries may increase under certain trading and servicing models and could result in increased fees charged by the intermediary. Many of these intermediaries have internal manager due diligence teams that review and evaluate our products and our firm from time to time. Poor evaluations of a particular product, portfolio or us as an investment management firm, or decreased demand for our active investment style or mutual fund vehicles, may result in client withdrawals or may impair our ability to attract new assets through these intermediaries. In addition, the industry trends toward consolidation in the broker-dealer industry may lead to reduced distribution access and increases in fees we are required to pay to intermediaries. If such increased fees should be required, refusal to pay them could restrict our access to those client bases while paying them could adversely affect our profitability.
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
Certain of our corporate assets are invested in products that we leverage. We are required to maintain cash held by brokers as collateral for managed futures and cash at brokers as collateral for securities sold, not yet purchased. If the market value of these securities fluctuate, we may be required by the lender to provide additional collateral on minimal notice. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to make distributions to our shareholders.
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
We believe our insurance costs are reasonable but they could fluctuate significantly from year to year. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles or co-insurance liability and, to the extent certain of our mutual funds purchase separate director and officer or errors and omissions liability coverage, an increased risk of insurance companies disputing responsibility for joint claims. Higher insurance costs and incurred deductibles, as with any expense, would reduce our net income.
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
Risks Related to our Industry
We are subject to extensive regulation.
We are subject to extensive regulation for our investment management business and operations, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor under ERISA, by the Financial Industry Regulatory Authority, Inc., or FINRA, by the National Futures Association and U.S. Commodity Futures Trading Commission. The U.S. mutual funds we advise are registered with and regulated by the SEC as investment companies under the 1940 Act. The Advisers Act imposes numerous obligations on investment advisers including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies, which must be adhered to by their investment advisers. The U.S. mutual funds that we advise and our broker-dealer subsidiary are each subject to the USA PATRIOT Act of 2001, which requires them to know certain information about their clients and to monitor their transactions for suspicious financial activities, including money laundering. The U.S. Office of Foreign Assets Control, or OFAC, has issued regulations requiring that we refrain from doing business, or allow our clients to do business through us, in certain countries or with certain organizations or individuals on a list maintained by the U.S. government. In addition, Manning & Napier Benefits, LLC is a registered insurance broker with the New York State Insurance Department and, as such, is subject to various insurance and health-related rules and regulations.

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
New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients could adversely affect our business. Our ability to function in this environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes. There have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries have resulted in increased scrutiny of the industry and new rules and regulations for mutual funds and investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our shareholders. Further, adverse results of regulatory investigations of mutual fund, investment advisory and financial services firms could tarnish the reputation of the financial services industry generally and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their account balances. Redemptions would decrease our AUM, which would reduce our advisory revenues and net income.
Further, due to acts of serious fraud in the investment management industry and perceived lapses in regulatory oversight, U.S. and non-U.S. governmental and regulatory authorities may continue to increase regulatory oversight of our business. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. Compliance with any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business.
The investment management industry is intensely competitive.
The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, recent trend towards favor for passive investment products, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

•	some competitors charge lower fees, including those with passive investment products and exchange traded funds, for their investment services than we do;

•	a number of our competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do;

•	potential competitors have a relatively low cost of entering the investment management industry;

•	the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of a number of our competitors;

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

•
some competitors may operate in a different regulatory environment than we do, which may give them certain competitive advantages in the investment products and portfolio structures that they offer; and

•	other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals.
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
Our employee owners, including William Manning, directly and through their ownership of M&N Group Holdings and MNCC, indirectly hold approximately 86% of the ownership interests in Manning & Napier Group which, as discussed elsewhere, is our sole source of revenue. M&N Group Holdings and MNCC are entities controlled by William Manning, who, through his ownership indirectly owns a total of approximately 70% of the ownership interests in Manning & Napier Group. All of the other owners of interests in M&N Group Holdings and MNCC are current employees of ours, including our executive officers. Further, such employees have the right to cause M&N Group Holdings and MNCC to exchange their indirect interests in Manning & Napier Group for cash or shares of our Class A common stock. If they exercise this right in sufficient amounts, receive shares of our Class A common stock and do not resell such shares, it is possible that after the cancellation of our Class B common stock, these employees may control us. The interests of these employee owners may conflict with our interests and the interests of the holders of our Class A common stock. Decisions of our employee owners with respect to Manning & Napier Group, including those relating to the tax receivable agreement, the exchange agreement and the structuring of future transactions, may take into consideration these employee owners’ tax or other considerations even where no similar benefit would accrue to us or the holders of our Class A common stock.
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
Because William Manning holds a majority of the combined voting power of our capital stock through his ownership of 100% of our outstanding Class B common stock, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the "NYSE") listing requirements. As such, we are permitted to, and may, opt out of the corporate governance requirements that our board of directors, our compensation committee and our nominating and corporate governance committee meet the standard of independence established by the NYSE. As a result, our board of directors and compensation committee may have more directors who do not meet the independence standards than they would if those standards were to apply. In particular, so long as we are a “controlled company,” we are exempt from the NYSE rule that requires that a board be comprised of a majority of “independent directors.” Although we have a majority independent board at December 31, 2014, William Manning has a controlling influence over our board, and has sufficient voting power to elect the entire board, and our certificate of incorporation permits stockholders to remove directors at any time with or without cause. In addition, although we have established a nominating and corporate governance committee, we may opt out of the NYSE’s requirement that such committee contain independent directors. Our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE, and circumstances may occur in which the interests of William Manning could conflict with the interests of our other stockholders.
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
We entered into a tax receivable agreement with the other holders of Class A units of Manning & Napier Group, pursuant to which we are required to pay to such holder of such Class A units 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize, or is deemed to realize in certain circumstances, as a result of any step-up in tax basis in Manning & Napier Group’s assets as a result of (i) certain tax attributes of our purchase of such Class A units or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the tax receivable agreement and (ii) payments under the tax receivable agreement, including any tax benefits related to imputed interest deemed to be paid by us as a result of such agreement.
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, that the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us over the next 15 years is approximately $45.0 million as of December 31, 2014. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $41.2 million over the same general period. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2014, we estimate that we would be required to pay $39.9 million in the aggregate under the tax receivable agreement.
If we were deemed an investment company under the 1940 Act as a result of our ownership of Manning & Napier Group, applicable restrictions could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business.
We do not believe that we are an “investment company” under the 1940 Act. Because we, as the sole managing member of Manning & Napier Group, control the management of and operations of Manning & Napier Group, we believe that our interest in Manning & Napier Group is not an “investment security” as such term is used in the 1940 Act. If we were to cease participation in the management of Manning & Napier Group or not be deemed to control Manning & Napier Group, our interest in Manning & Napier Group could be deemed an “investment security” for purposes of the 1940 Act. A person may be an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items). Our sole asset is our equity investment in Manning & Napier Group. A determination that such investment is an investment security could cause us to be deemed an investment company under the 1940 Act and to become subject to the registration and other requirements of the 1940 Act. In addition, we do not believe that we are an investment company under Section 3(b)(1) of the 1940 Act because we are not primarily engaged in a business that causes us to fall within the definition of “investment company.” The 1940 Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We and Manning & Napier Group intend to conduct our operations so that we will not be deemed an investment company. However, if we nevertheless were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have an adverse effect on our business, financial condition and results of operations.
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
William Manning and our other employee-owners directly and indirectly own interests in M&N Group Holdings and directly own interests in MNCC, and they will have the right to exchange and cause M&N Group Holdings and MNCC to exchange, as applicable, such interests for cash or an aggregate of 71,057,986 shares of our Class A common stock pursuant to the terms of an exchange agreement; future sales of such shares in the public market, or the perception that such sales may occur, could lower our stock price.
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
We have 13,713,540 shares of Class A common stock outstanding as of December 31, 2014. We have entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company and, subject to certain restrictions, are entitled to exchange such units for an aggregate of up to 71,057,986 shares of our Class A common stock, subject to customary adjustments. In addition, the holders of any units of Manning & Napier Group will also become parties to the exchange agreement and, pursuant to the terms of the exchange agreement, we may also purchase or exchange such units for shares of our Class A common stock. We are party to a registration rights agreement pursuant to which the shares of Class A common stock issued upon such exchanges are eligible for resale, subject to certain limitations set forth therein.
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
If we fail to comply with fulfilling our public company financial reporting and other regulatory obligation, our business and stock price could be adversely affected.
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

Location	Lease Expiration	Approximate Square Footage
Fairport, New York	December 31, 2022	138,567
St. Petersburg, Florida	October 31, 2016	10,438
Dublin, Ohio	September 30, 2015	8,309
Chicago, Illinois	May 31, 2024	4,854
Amherst, New York	July 31, 2015	4,123
Tampa, Florida	July 31, 2018	4,065
Portsmouth, New Hampshire	March 31, 2015	600
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
Market for the Registrant’s Common Equity
Our Class A common stock is traded on the New York Stock Exchange under the symbol “MN”. Our Class B common stock is not listed on the New York Stock Exchange and there is no established trading market for such shares.
The following table presents information on the high and low sales prices per share as reported on the New York Stock Exchange for our Class A common stock for the periods indicated and dividends declared during such periods:

	2014			2013
	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
First quarter	$18.06	$14.46	$0.16	$16.78	$13.08	$0.16
Second quarter	$17.94	$15.92	$0.16	$20.05	$15.63	$0.16
Third quarter	$18.57	$16.76	$0.16	$18.34	$14.98	$0.16
Fourth quarter	$16.84	$13.69	$0.24	$18.81	$16.26	$0.24
Holders
As of March 6, 2015 there were 4 holders of record of our Class A common stock and one holder of record of our Class B common stock. A substantial number of holders of our Class A common stock are held in “street name” and thereby held of record by depositories, banks, brokers, and other financial institutions.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2014.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from November 18, 2011, the date of our initial public offering, through December 31, 2014, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Manager Index is a composite of 41 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on November 18, 2011 and the reinvestment of all dividends, if any.

	Period Ending
Company/Index	11/18/2011	12/30/2011	12/31/2012	12/31/2013	12/31/2014
Manning & Napier, Inc.	$100.00	$104.08	$108.80	$158.69	$129.70
S&P 500® Index	$100.00	$103.72	$120.32	$159.29	$181.10
SNL Asset Manager Index	$100.00	$104.42	$133.97	$205.88	$217.19
In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.
Item 6.         Selected Financial Data.
The following tables set forth selected consolidated financial data of Manning & Napier, Inc. The audited consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 and the audited consolidated statements of financial condition as of December 31, 2014 and 2013 are included elsewhere in this report.
The selected consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the selected consolidated statements of financial condition data as of December 31, 2012, 2011 and 2010 have been derived from our audited financial statements for such periods which are not included in this report.
The consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in "Item 8. Financial Statements and Supplemental Data."

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share data)
Revenues
Investment management services revenue	$405,465	$376,068	$339,055	$329,992	$255,472
Expenses
Compensation and related costs	158,183	191,803	165,698	305,957	78,416
Distribution, servicing and custody expenses	77,165	67,688	58,068	54,446	40,698
Other operating costs	35,624	31,738	31,145	28,373	21,416
Total operating expenses	270,972	291,229	254,911	388,776	140,530
Operating income (loss)	134,493	84,839	84,144	(58,784)	114,942
Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	—	—	(45,833)	(61,243)
Other non-operating income (loss)	1,902	1,230	435	183	111
Total non-operating income (loss)	1,902	1,230	435	(45,650)	(61,132)
Income (loss) before provision for income taxes	136,395	86,069	84,579	(104,434)	53,810
Provision for income taxes	12,660	9,128	8,160	1,982	712
Net income (loss) attributable to controlling and noncontrolling interests	123,735	76,941	76,419	(106,416)	53,098
Less: net income (loss) attributable to noncontrolling interests	114,418	74,285	73,950	(79,249)	53,098
Net income (loss) attributable to Manning & Napier, Inc. (1)	$9,317	$2,656	$2,469	$(27,167)	$—
Net income (loss) per share available to Class A common stock (1)
Basic	$0.68	$0.20	$0.18	$(2.11)	N/A
Diluted	$0.67	$0.19	$0.18	$(2.11)	N/A
Weighted average shares of Class A common stock outstanding
Basic	13,678,494	13,617,823	13,583,873	12,894,136	N/A
Diluted	13,881,437	13,741,647	13,583,873	12,894,136	N/A
Cash dividends declared per share of Class A common stock	$0.72	$0.72	$0.64	$—	N/A

Other financial and operating data
Economic income (2)	$174,971	$167,492	$156,853	$156,723	$115,053
Economic net income (2)	$108,045	$103,426	$96,857	$96,776	$71,045
Economic net income per adjusted share (2)	$1.22	$1.15	$1.08	1.08	N/A
Weighted average adjusted Class A common stock outstanding (2)	88,508,381	89,891,854	89,983,873	89,983,873	N/A

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

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands, except as noted)
Statements of financial condition data:
Cash and cash equivalents	$124,992	$125,250	$108,324	$81,208	$27,543
Investment securities	$26,915	$21,321	$13,082	$4,642	$4,381
Total assets	$257,473	$252,604	$218,180	$178,833	$68,342
Shares liability subject to mandatory redemption (1)	$—	$—	$—	$—	$170,319
Total liabilities	$108,762	$106,815	$94,434	$87,025	$212,111
Assets Under Management (in millions)
Assets under management (2)	$47,801.6	$50,826.2	$45,208.9	$40,200.1	$38,841.7

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

(2)	Reflects the amount of money we managed for our clients as of the last day of the period.

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share data)
Net income (loss) attributable to Manning & Napier, Inc.	$9,317	$2,656	$2,469	$(27,167)	$—
Plus: net income (loss) attributable to the noncontrollling interests	114,418	74,285	73,950	(79,249)	53,098
Net income (loss) attributable to the controlling and the noncontrolling interests	123,735	76,941	76,419	(106,416)	53,098
Provision for income taxes	12,660	9,128	8,160	1,982	712
Income (loss) before provision for income taxes	136,395	86,069	84,579	(104,434)	53,810
Interest expense on shares subject to mandatory redemption	—	—	—	45,833	61,243
Reorganization-related share-based compensation	38,576	81,423	72,274	215,324	—
Economic income	174,971	167,492	156,853	156,723	115,053
Adjusted income taxes	66,926	64,066	59,996	59,947	44,008
Economic net income	$108,045	$103,426	$96,857	$96,776	$71,045
Net income (loss) available to Class A common stock per basic share	$0.68	$0.20	$0.18	$(2.11)
Plus: net income (loss) attributable to noncontrolling interests per basic share	8.36	5.45	5.45	(6.14)
Net income (loss) attributable to controlling and noncontrolling interests per basic share	9.04	5.65	5.63	(8.25)
Provision for income taxes per basic share	0.93	0.67	0.60	0.15
Income (loss) before provision for income taxes per basic share	9.97	6.32	6.23	(8.10)
Interest expense on shares subject to mandatory redemption per basic share	—	—	—	3.55
Reorganization-related share-based compensation per basic share	2.82	5.98	5.32	16.70
Economic income per basic share	12.79	12.30	11.55	12.15
Adjusted income taxes per basic share	4.89	4.70	4.42	4.65
Economic net income per basic share	7.90	7.60	7.13	7.50
Less: impact of Manning & Napier Group, LLC units converted to publicly traded shares	(6.68)	(6.45)	(6.05)	(6.42)
Economic net income per adjusted share	$1.22	$1.15	$1.08	$1.08
Weighted average shares of Class A common stock outstanding - Basic	13,678,494	13,617,823	13,583,873	13,583,873
Weighted average exchangeable units of Manning & Napier Group, LLC	74,162,792	75,993,040	76,400,000	76,400,000
Weighted average restricted stock units	667,095	280,991	—	—
Weighted average adjusted Class A common stock outstanding	88,508,381	89,891,854	89,983,873	89,983,873

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Business
We are an independent investment management firm that provides a broad range of investment solutions, as well as a variety of consultative services that complement our investment process. Founded in 1970, we offer equity, fixed income and alternative strategies, as well as a range of blended asset portfolios, such as life cycle funds. We serve a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations. Our operations are based principally in the United States, with our headquarters located in Fairport, New York.
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

Our assets under management ("AUM") were $47.8 billion as of December 31, 2014. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	December 31, 2014
AUM - by investment vehicle and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$13,277.9	$10,933.8	$1,197.0	$25,408.7
Mutual funds and collective investment trusts	12,001.1	10,350.3	41.5	22,392.9
Total	$25,279.0	$21,284.1	$1,238.5	$47,801.6

The composition of our separately managed accounts as of December 31, 2014, by channel and portfolio, is set forth in the table below:

	December 31, 2014
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$9,472.6	$7,963.0	$1,024.1	$18,459.7
Intermediary Channel	3,801.9	912.4	172.9	4,887.2
Platform/Sub-advisor Channel	3.4	2,058.4	—	2,061.8
Total	$13,277.9	$10,933.8	$1,197.0	$25,408.7
Percentage of separate account AUM
Direct Channel	38%	31%	4%	73%
Intermediary Channel	15%	3%	1%	19%
Platform/Sub-advisor Channel	—%	8%	—%	8%
Total	53%	42%	5%	100%
Percentage of portfolio by channel
Direct Channel	71%	73%	86%	73%
Intermediary Channel	29%	8%	14%	19%
Platform/Sub-advisor Channel	—%	19%	—%	8%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	51%	43%	6%	100%
Intermediary Channel	78%	19%	3%	100%
Platform/Sub-advisor Channel	—%	100%	—%	100%
Our separate accounts contributed 32% of our total gross client inflows for the year ended December 31, 2014 and represented 53% of our total AUM as of December 31, 2014.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form relationships with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 57% of the total gross client inflows for our separate account business for the year ended December 31, 2014, down from 71% for the year ended December 31, 2013. The decrease in the percentage of gross client inflows from the Direct Channel is offset by an increase in the Platform/Sub-advisor Channel. The Direct Channel represented 73% of our total separate account AUM as of December 31, 2014. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.
During 2014, equity and blended asset portfolios represented 33% and 51% of the separate account gross client inflows from the Direct Channel, respectively, while fixed income portfolios accounted for 16%. As of December 31, 2014, equity and blended asset portfolios represented 43% and 51% of total Direct Channel separate account AUM, while our fixed income portfolios were 6%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Historically, our relationships with larger institutions have been a driver of growth in separately managed account equity strategies. Going forward, we expect many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts, and our U.S.-based equity strategies may continue to be attractive to large institutions in a separate account format.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During 2014, 17% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 26% came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 27% of our total separate account AUM as of December 31, 2014.

New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During 2014, blended asset and equity portfolios represented 76% and 22%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 2%. As of December 31, 2014, 78% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 19% allocated to equity and 3% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio.
Gross client inflows through the Platform/Sub-advisor Channel were 26% of the total gross inflows for the year ended December 31, 2014, up from 10% for the year ended December 31, 2013. The increase was driven by a single sub-advisor relationship. Gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During 2014, 99% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios.
Our annualized separate account retention rate across all channels was approximately 92% during the calendar year 2014, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
For the year ended December 31, 2014, market appreciation for our separate account AUM was 3.0%, including 5.1% in our blended assets, 0.8% in equity and 3.0% in fixed income portfolios.
The composition of our mutual fund and collective investment trust AUM as of December 31, 2014, by portfolio, is set forth in the table below:

	December 31, 2014
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual funds and collective investment trusts AUM	$12,001.1	$10,350.3	$41.5	$22,392.9
Our mutual funds and collective investment trusts contributed 68% of our total gross client inflows for the year ended December 31, 2014 and represented 47% of our total AUM as of December 31, 2014. As of December 31, 2014, our mutual funds and collective investment trusts AUM consisted of 54% from blended asset portfolios and 46% from equity portfolios, compared to 45% and 55% for blended asset and equity portfolios as of December 31, 2013. During the year ended December 31, 2014, 57% and 42% of the gross client inflows were attributable to blended asset and equity portfolios, respectively, and the remaining 1% came into fixed income portfolios. For the year ended December 31, 2014, market depreciation for our mutual funds and collective investment trust AUM was 2.6%, including market appreciation of 4.6% in our blended assets, offset by market depreciation of 8.5% in equity portfolios.
Our mutual fund and collective investment trust business is driven by financial intermediaries and to a lesser extent, our direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers, retirement plan advisors and approval of our funds within mutual fund platforms. Through our Intermediary Channel, we are increasingly focused on our blended asset life cycle fund vehicles given our emphasis on advisors that work with retirement plans. Our blended asset portfolios are also used by advisors seeking a multi-asset class solution for their retail clients. In addition, the Intermediary Channel is focused on distributing our equity portfolios to national brokerage firm representatives who wish to use our mutual funds as a component of a larger portfolio.
Through our Platform/Sub-advisor Channel, we have relationships with consultants and advisors at platforms. We derive equity portfolio assets in this channel through the selection of our funds within advisory programs where our mutual funds are used within a multi-strategy portfolio, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have more than 290 dealer relationships. These relationships are important to the expansion of our retail business as well as our 401(k) life cycle and institutional business.
Our Direct Sales Representatives distribute our equity portfolios, in particular our non-U.S. portfolios, to large institutional clients for which we have direct relationships with the client and often, the client’s consultant. Through the Direct Channel, we also form relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. We expect this channel to be focused on distributing blended asset and equity portfolio funds, including funds with maturing track records.
Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012.
Key Components of Results of Operations

Overview
Changes to our operating results over time are largely driven by net client asset flows and changes to the market value of our AUM. The line item "market appreciation/(depreciation) and other" within our AUM tables throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes investment gains/(losses) on AUM, net flows from non-sales related activities including asset acquisitions and net reinvested dividends.
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
Other components of our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.
Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our investment vehicles for the years ended December 31, 2014, 2013, and 2012.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
As of December 31, 2011	$22,658.1	$17,542.0	$40,200.1	56%	44%	100%
Gross client inflows	3,327.8	6,172.0	9,499.8
Gross client outflows	(4,399.2)	(5,858.3)	(10,257.5)
Market appreciation (depreciation)	3,096.9	2,669.6	5,766.5
As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%
Gross client inflows	2,549.2	5,803.6	8,352.8
Gross client outflows	(4,867.1)	(5,979.1)	(10,846.2)
Market appreciation (depreciation)	4,469.3	3,641.4	8,110.7
As of December 31, 2013	$26,835.0	$23,991.2	$50,826.2	53%	47%	100%
Gross client inflows	3,000.7	6,235.6	9,236.3
Gross client outflows	(5,313.8)	(7,213.7)	(12,527.5)
Market appreciation/(depreciation) & other	886.8	(620.2)	266.6
As of December 31, 2014	$25,408.7	$22,392.9	$47,801.6	53%	47%	100%

Average AUM:	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
Average AUM for the year ended December 31, 2012	$24,016.3	$19,565.6	$43,581.9
Average AUM for the year ended December 31, 2013	$25,906.0	$22,406.1	$48,312.1
Average AUM for the year ended December 31, 2014	$26,823.8	$24,798.3	$51,622.1
The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2014, 2013, and 2012:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2011	$18,122.5	$20,812.0	$1,265.6	$40,200.1	45%	52%	3%	100%
Gross client inflows	3,847.7	5,431.2	220.9	9,499.8
Gross client outflows	(3,750.0)	(6,222.7)	(284.8)	(10,257.5)
Market appreciation (depreciation)	2,250.5	3,452.0	64.0	5,766.5
As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%
Gross client inflows	4,399.5	3,795.1	158.2	8,352.8
Gross client outflows	(4,318.7)	(6,249.0)	(278.5)	(10,846.2)
Market appreciation (depreciation)	3,158.7	4,958.4	(6.4)	8,110.7
As of December 31, 2013	$23,710.2	$25,977.0	$1,139.0	$50,826.2	47%	51%	2%	100%
Gross client inflows	4,820.5	4,094.8	321.0	9,236.3
Gross client outflows	(4,404.3)	(7,772.5)	(350.7)	(12,527.5)
Market appreciation/(depreciation) & other	1,152.6	(1,015.2)	129.2	266.6
As of December 31, 2014	$25,279.0	$21,284.1	$1,238.5	$47,801.6	53%	44%	3%	100%

Average AUM:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Average AUM for the year ended December 31, 2012	$19,671.4	$22,668.0	$1,242.5	$43,581.9
Average AUM for the year ended December 31, 2013	$22,263.6	$24,849.8	$1,198.7	$48,312.1
Average AUM for the year ended December 31, 2014	$25,033.3	$25,386.0	$1,202.8	$51,622.1

The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 81% of our total AUM as of December 31, 2014.

Key Strategies	AUM as of December 31, 2014 (in millions)	Inception Date	Annualized Returns as of December 31, 2014 (3)
			Inception	Market Cycle (1)	Ten Year	Five Year	Three Year	One Year
Long-Term Growth 30%-80% Equity Exposure	$11,282.8	1/1/1973	9.9%	6.8%	6.8%	9.2%	11.6%	5.5%
Blended Benchmark: 55% S&P 500 Total Return / 45% Barclays Government/Credit Bond			9.5%	5.2%	6.6%	10.8%	12.3%	10.2%
Growth with Reduced Volatility 20%-60% Equity Exposure	$5,158.2	1/1/1973	9.2%	6.4%	6.1%	7.6%	9.2%	4.5%
Blended Benchmark: 40% S&P 500 Total Return / 60% Barclays Government/Credit Bond			9.0%	1.4%	6.2%	9.1%	9.6%	9.1%
Aggregate Fixed Income	$458.3	1/1/1984	7.8%	5.4%	4.7%	4.4%	2.7%	3.6%
Benchmark: Barclays U.S. Aggregate Bond			7.7%	5.6%	4.7%	4.5%	2.7%	6.0%
Equity-Oriented	$3,303.4	1/1/1993	10.5%	7.2%	7.1%	10.4%	15.6%	6.0%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Barclays U.S. Aggregate Bond			8.7%	4.7%	7.1%	11.8%	15.5%	8.2%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$2,032.0	1/1/1995	11.8%	7.9%	8.1%	12.0%	18.3%	7.8%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			9.1%	4.4%	7.4%	13.4%	18.2%	9.1%
Core Non-U.S. Equity	$13,101.9	10/1/1996	8.0%	6.0%	5.5%	3.6%	8.9%	(9.3)%
Benchmark: ACWIxUS Index			5.2%	3.3%	5.1%	4.4%	9.0%	(3.9)%
Core U.S. Equity	$3,550.7	7/1/2000	7.5%	N/A (2)	8.3%	12.2%	18.3%	9.2%
Benchmark: Russell 3000® Index			4.9%	4.6%	7.9%	15.6%	20.5%	12.6%
__________________________

(1)	The Market Cycle performance numbers are calculated from April 1, 2000 to December 31, 2014.

(2)	Market Cycle performance not available given the product's July 1, 2000 inception date.

(3)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

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
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $22.4 billion, or 47%, of our AUM as of December 31, 2014, and investment management fees from these mutual funds and collective investment trusts were $215.5 million for the year ended December 31, 2014. MNA also serves as the investment advisor to all of our separately managed accounts, managing $25.4 billion, or 53%, of our AUM as of December 31, 2014, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represents amounts paid to various intermediaries that provide access to and service investors in our mutual funds and collective trust funds, as well as costs for custodial services and 12b-1 distribution. These expenses generally increase or decrease in line with changes in our mutual fund and collective trust AUM or services performed by these intermediaries.

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
Noncontrolling Interests
Manning & Napier, Inc. holds approximately 14.5% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income (loss) attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial condition. Our management has identified the following significant accounting policies that are critical to understanding our business and prospects for future performance, as these policies affect the reported amounts of revenue and other significant areas that involve management’s judgment and estimates.
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
Certain investment advisory contracts provide for a performance-based fee, in addition to a base investment management fee, which is calculated as a percentage of cumulative profits over and above the aggregate of previous period cumulative profits. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period, when all contingencies are resolved, typically on a quarterly basis.
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
The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2014 AUM	$28,641	$19,161	$—	$47,802
December 31, 2013 AUM	$30,049	$20,769	$8	$50,826
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
Consolidation
Our policy is to consolidate all majority-owned subsidiaries in which we have a controlling financial interest and variable interest entities of which we are deemed to be the primary beneficiary. We assess our consolidation practices regularly, as circumstances dictate. All significant inter-company transactions and balances have been eliminated.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds and hedge funds for which we provide advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains on investments in the consolidated statements of operations. Realized gains and losses on sales of trading securities are computed on a specific identification basis.
Securities sold, not yet purchased are recorded on the trade date, are stated at fair value and represent obligations of us to purchase the securities at prevailing market rates. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the sales commitments. Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gains (losses) from investments on the consolidated statements of operations. Securities sold, not yet purchased are included in accrued expenses and other liabilities in the consolidated statements of financial condition, with any unrealized gains or losses reported in current period earnings in net gains (losses) from investments on the consolidated statements of operations.
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2014, we have not recorded a valuation allowance on deferred tax assets. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
Payments Pursuant to the Tax Receivable Agreement
As a result of Manning & Napier's purchase of Class A units of Manning & Napier Group or exchange for Class A common stock of Manning & Napier for Class A units of Manning & Napier Group and Manning & Napier Group's election under Section 754 of the Internal Revenue Code, the Company expects to benefit from depreciation and amortization deductions from an increase in tax basis of tangible and intangible assets of Manning & Napier Group. Those deductions allocated to the Company will be taken into account in reporting the Company's taxable income.
In connection with the IPO, a tax receivable agreement ("TRA") was entered into between Manning & Napier and the holders of Manning & Napier Group, pursuant to which Manning & Napier is required to pay to such holders 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that Manning & Napier actually realizes, or is deemed to realize in certain circumstances, as a result of (i) certain tax attributes of their units sold to Manning & Napier or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the TRA and (ii) tax benefits related to imputed interest.
At December 31, 2014 the Company had recorded a total liability of $41.2 million, representing the payments due to the selling unit holders under the TRA. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the initial public offering. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recent accounting pronouncements" to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K. We do not believe those pronouncements will have a material effect on our financial position or results of operations.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Period-to-Period
	2014	2013	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$26,835.0	$24,683.6	$2,151.4	9%
Gross client inflows	3,000.7	2,549.2	451.5	18%
Gross client outflows	(5,313.8)	(4,867.1)	(446.7)	(9)%
Market appreciation/(depreciation) & other	886.8	4,469.3	(3,582.5)	(80)%
Ending assets under management	$25,408.7	$26,835.0	$(1,426.3)	(5)%
Mutual funds and collective investment trusts
Beginning assets under management	$23,991.2	$20,525.3	$3,465.9	17%
Gross client inflows	6,235.6	5,803.6	432.0	7%
Gross client outflows	(7,213.7)	(5,979.1)	(1,234.6)	(21)%
Market appreciation/(depreciation) & other	(620.2)	3,641.4	(4,261.6)	(117)%
Ending assets under management	$22,392.9	$23,991.2	$(1,598.3)	(7)%
Total assets under management
Beginning assets under management	$50,826.2	$45,208.9	$5,617.3	12%
Gross client inflows	9,236.3	8,352.8	883.5	11%
Gross client outflows	(12,527.5)	(10,846.2)	(1,681.3)	(16)%
Market appreciation/(depreciation) & other	266.6	8,110.7	(7,844.1)	(97)%
Ending assets under management	$47,801.6	$50,826.2	$(3,024.6)	(6)%
Our total AUM decreased by $3.0 billion, or 6%, to $47.8 billion as of December 31, 2014 from $50.8 billion as of December 31, 2013. The $3.0 billion decrease in our total AUM from December 31, 2013 to December 31, 2014 was primarily attributable to net client outflows of $3.3 billion offset by market appreciation and other changes of $0.3 billion. Our net client outflows were comprised of separate accounts net client outflows of $2.3 billion and $1.0 billion of net client outflows from our mutual funds and collective investment trusts.
Gross client inflows increased by $0.9 billion for the twelve months ended December 31, 2014 as compared to 2013, while gross client outflows increased by $1.7 billion over the same period. The increase in gross client outflows compared to the prior year was driven by the relative underperformance against market benchmarks in our U.S. and Non-U.S. equity products. Additionally, we experienced market appreciation of $0.3 billion for the twelve months ended December 31, 2014, compared to $8.1 billion for the twelve months ended December 31, 2013.
Our separate account products gathered $3.0 billion of gross client inflows during the year ended December 31, 2014, which was offset by approximately $5.3 billion of gross client outflows. The $3.0 billion of gross client inflows included $1.2 billion into our blended asset portfolios, $1.0 billion into our U.S. Equity products and $0.4 billion into our Non-U.S. Equity objectives. By contrast, for the year ended December 31, 2013, we had generated $2.5 billion of separate account gross client inflows, of which $1.3 billion were in blended asset products, with $0.6 billion of gross client inflows into U.S. Equity and $0.4 billion into Non-U.S. Equity products. Inflows into our separate account strategies were primarily driven by contributions from larger institutions and sub-advisory relationships into our U.S. Equity, Non-U.S. Equity and blended asset strategies. With regard to gross client outflows, $0.8 billion of the $5.3 billion in total outflows was the result of a single institutional relationship in our Non-U.S. Equity products in which the client transitioned its portfolio to passive strategies. The remaining outflows are primarily the result of withdrawals from existing client accounts. The annualized separate account retention rate was 92% for the twelve months ended December 31, 2014 compared to 94% for 2013.
Net client outflows of $1.0 billion from our mutual fund and collective investment trusts included gross client inflows of $6.2 billion offset by gross client outflows of $7.2 billion. Net client outflows in our equity funds of $1.7 billion were driven primarily by outflows in the World Opportunities Series which experienced net outflows from certain platform relationships reducing their allocation to core international equities, coupled with relative underperformance against its market benchmark.

Partially offsetting net client outflows was approximately $0.7 billion of net client inflows in our Life Cycle mutual fund and collective trust products, which includes both risk based and target date strategies.
Market appreciation and other changes during the year ended December 31, 2014 constituted a 0.4% increase in our total AUM. The investment gain was 3.0% in separately managed accounts, partially offset by an investment loss of 2.6% in mutual funds and collective investment trusts.
The rates of change in AUM during the year ended December 31, 2014 were increases of 7% and 9% in our blended asset and fixed income portfolios, respectively, while our equity portfolios decreased by 18%. The 7% increase in the blended asset portfolio was attributed to market appreciation of 5% and net client inflows of 2%. Our fixed income portfolio increased primarily as a result of the Company’ acquisition of 2100 Xenon Group, LLC which includes a global managed futures strategy, a long/short global fixed income futures product, and a futures alpha product. The 18% decrease in the equity portfolio resulted from net client outflows of 14% and market depreciation of 4%.
As of December 31, 2014 and December 31, 2013, the composition of our AUM was 47% in mutual funds and collective investment trusts and 53% in separate accounts.
The following table sets forth our results of operations and other data for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Period-to-Period
	2014	2013	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$405,465	$376,068	$29,397	8%
Expenses
Compensation and related costs	158,183	191,803	(33,620)	(18)%
Distribution, servicing and custody expenses	77,165	67,688	9,477	14%
Other operating costs	35,624	31,738	3,886	12%
Total operating expenses	270,972	291,229	(20,257)	(7)%
Operating income	134,493	84,839	49,654	59%
Non-operating income (loss)
Non-operating income (loss), net	1,902	1,230	672	55%
Income before provision for income taxes	136,395	86,069	50,326	58%
Provision for income taxes	12,660	9,128	3,532	39%
Net income attributable to controlling and noncontrolling interests	123,735	76,941	46,794	61%
Less: net income attributable to noncontrolling interests	114,418	74,285	40,133	54%
Net income attributable to Manning & Napier, Inc.	$9,317	$2,656	$6,661	251%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.68	$0.20
Diluted	$0.67	$0.19
Weighted average shares of Class A common stock outstanding
Basic	13,678,494	13,617,823
Diluted	13,881,437	13,741,647
Cash dividends declared per share of Class A common stock	$0.72	$0.72

Other financial and operating data
Economic income (1)	$174,971	$167,492	$7,479	4%
Economic net income (1)	$108,045	$103,426	$4,619	4%
Economic net income per adjusted share (1)	$1.22	$1.15
Weighted average adjusted Class A common stock outstanding (1)	88,508,381	89,891,854

________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue increased by $29.4 million, or 8%, to $405.5 million for the year ended December 31, 2014 from $376.1 million for the year ended December 31, 2013. This increase was driven primarily by a $3.3 billion or 7%, increase in our average AUM to $51.6 billion for the year ended December 31, 2014 from $48.3 billion for the year ended December 31, 2013.
Our average separately managed account fee remained consistent at 62 basis points for each of the years ending December 31, 2014 and December 31, 2013. For the years ended December 31, 2014 and 2013, separately managed account standard fees ranged from 15 basis points to 125 basis points depending investment objective and account size. As of December 31, 2014, the concentration of investments in our separately managed account assets was 53% blended assets, 42% equity and 5% fixed income, compared to 48% blended assets, 48% equity and 4% fixed income as of December 31, 2013.
Our average fee on mutual fund and collective investment trust products decreased to 87 basis points for the year ended December 31, 2014 from 89 basis points for the year ended December 31, 2013. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investments trusts to those with lower fees. The management fees earned on our mutual funds and collective investment trusts ranged from 24 basis points to 100 basis points and 34 basis points to 100 basis points, depending on investment strategy, for the years ending December 31, 2014 and 2013, respectively.
Operating Expenses
Our operating expenses decreased by $20.3 million, or 7%, to $271.0 million for the year ended December 31, 2014 from $291.2 million for the year ended December 31, 2013.
Compensation and related costs decreased by $33.6 million, or 18%, to $158.2 million for the year ended December 31, 2014 from $191.8 million for the year ended December 31, 2013. Included within compensation and related costs is approximately $38.6 million and $81.4 million of non-cash reorganization-related share based compensation charges and $3.0 million and $1.5 million of equity-based compensation from awards granted under our 2011 long-term incentive plan for the years ended December 31, 2014 and 2013, respectively. The decrease in non-cash reorganization-related share-based compensation expense of $42.8 million is driven primarily by a lower number of pre-IPO ownership interests vesting in 2014, coupled with a lower stock price at December 31, 2014 as compared to 2013. The lower number of pre-IPO ownership interests vesting in 2014 as compared to 2013 was driven by the personal performance related to the Company's 2014 operating results. Compensation and related costs, excluding non-cash reorganization-related share-based compensation were $119.6 million for the year ended December 31, 2014, compared to $110.4 million for 2013. The increase of $9.2 million, or 8%, from 2013 is driven by an increase in incentive compensation costs for our analyst team resulting from the strong relative and absolute investment performance in 2013 and first half of 2014. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges for 2014 were 29%, consistent with the prior year.
Distribution, servicing and custody expenses increased by $9.5 million, or 14%, to $77.2 million for the year ended December 31, 2014 from $67.7 million for the year ended December 31, 2013. The increase was generally attributable to a 11% increase in mutual funds and collective investment trusts average AUM for the year ended December 31, 2014 compared to December 31, 2013. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 36% for the year ended December 31, 2014, compared to 34% for the year ended December 31, 2013.
Other operating costs increased by $3.9 million, or 12%, to $35.6 million for the year ended December 31, 2014 from $31.7 million for the year ended December 31, 2013. As a percentage of revenue, other operating costs increased slightly to 9% for the year ended December 31, 2014, from 8% for the year ended December 31, 2013.
Non-Operating Income (Loss)
Non-operating income increased by $0.7 million, or 55%, to $1.9 million for the year ended December 31, 2014 from $1.2 million for the year ended December 31, 2013. The increase compared to the prior year was primarily the result of a $2.0 million decrease in the amounts payable under the tax receivable agreement driven primarily by enacted changes in tax laws during 2014, which reduced expected tax benefits and subsequent payment of such benefits under the tax receivable agreement, coupled with an increase of $0.4 million in interest and dividend income. This increase was partially offset by a net decrease of $1.9 million in income on investment securities designated as trading securities held by the Company compared to 2013.

Provision for Income Taxes
The Company’s tax provision increased by $3.5 million, or 39%, to $12.7 million for the year ended December 31, 2014 from $9.1 million for the year ended December 31, 2013. The increase was primarily the result of a $1.9 million impact from enacted changes in tax laws during 2014 that lowered the Company's expectation of the future tax benefits under the tax receivable agreement. The remaining increase is driven by an increase in taxable earnings as compared to the prior year.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Period-to-Period
	2013	2012	$	%
Separately managed accounts	(in millions)
Beginning assets under management	$24,683.6	$22,658.1	$2,025.5	9%
Gross client inflows	2,549.2	3,327.8	(778.6)	(23)%
Gross client outflows	(4,867.1)	(4,399.2)	(467.9)	(11)%
Market appreciation (depreciation)	4,469.3	3,096.9	1,372.4	44%
Ending assets under management	$26,835.0	$24,683.6	$2,151.4	9%
Mutual funds and collective investment trusts
Beginning assets under management	$20,525.3	$17,542.0	$2,983.3	17%
Gross client inflows	5,803.6	6,172.0	(368.4)	(6)%
Gross client outflows	(5,979.1)	(5,858.3)	(120.8)	(2)%
Market appreciation (depreciation)	3,641.4	2,669.6	971.8	36%
Ending assets under management	$23,991.2	$20,525.3	$3,465.9	17%
Total assets under management
Beginning assets under management	$45,208.9	$40,200.1	$5,008.8	12%
Gross client inflows	8,352.8	9,499.8	(1,147.0)	(12)%
Gross client outflows	(10,846.2)	(10,257.5)	(588.7)	(6)%
Market appreciation (depreciation)	8,110.7	5,766.5	2,344.2	41%
Ending assets under management	$50,826.2	$45,208.9	$5,617.3	12%
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
Market appreciation during the year ended December 31, 2013 constituted a 17.9% rate of increase in our total AUM. The investment gain was 18.1% in separately managed accounts and 17.7% in mutual funds and collective investment trusts.
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
Management uses economic income, economic net income, and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of its business. Economic income and economic net income are not presented in accordance with GAAP. Economic income excludes from income before provision for income taxes the reorganization-related share-based compensation, which results in non-cash compensation expense reported over the vesting period. Upon the consummation of our initial public offering, the vesting terms related to the ownership of our employees, including our named executive officers, other than William Manning were modified. Such individuals were entitled to 15% of their pre-IPO ownership interests upon the consummation of the initial public offering, and 15% of their pre-IPO ownership interests over the subsequent three years. The remaining ownership interests were subject to performance-based vesting over such three-year period. Such new vesting terms did not result in dilution to the number of outstanding shares of the Company’s Class A common stock or the adjusted share count. As a result of such vesting requirements, the Company recognized non-cash compensation charges through 2014.
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
The following table sets forth our other financial and operating data for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except share data)
Economic income	$174,971	$167,492	$156,853
Economic net income	$108,045	$103,426	$96,857
Economic net income per adjusted share	$1.22	$1.15	$1.08
Weighted average adjusted Class A common stock outstanding	88,508,381	89,891,854	89,983,873

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$9,317	$2,656	$2,469
Plus: net income attributable to noncontrolling interests	114,418	74,285	73,950
Net income attributable to controlling and noncontrolling interests	123,735	76,941	76,419
Provision for income taxes	12,660	9,128	8,160
Income before provision for income taxes	136,395	86,069	84,579
Reorganization-related share-based compensation	38,576	81,423	72,274
Economic income	174,971	167,492	156,853
Adjusted income taxes	66,926	64,066	59,996
Economic net income	$108,045	$103,426	$96,857
Net income available to Class A common stock per basic share	$0.68	$0.20	$0.18
Plus: net income attributable to noncontrolling interests per basic share	8.36	5.45	5.45
Net income attributable to controlling and noncontrolling interests per basic share	9.04	5.65	5.63
Provision for income taxes per basic share	0.93	0.67	0.60
Income before provision for income taxes per basic share	9.97	6.32	6.23
Reorganization-related share-based compensation per basic share	2.82	5.98	5.32
Economic income per basic share	12.79	12.30	11.55
Adjusted income taxes per basic share	4.89	4.70	4.42
Economic net income per basic share	7.90	7.60	7.13
Less: Impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to publicly traded shares	(6.68)	(6.45)	(6.05)
Economic net income per adjusted share	$1.22	$1.15	$1.08
Weighted average shares of Class A common stock outstanding - Basic	13,678,494	13,617,823	13,583,873
Weighted average exchangeable units of Manning & Napier Group, LLC	74,162,792	75,993,040	76,400,000
Weighted average restricted stock units	667,095	280,991	—
Weighted average adjusted Class A common stock outstanding	88,508,381	89,891,854	89,983,873

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash and cash equivalents	$124,992	$125,250	$108,324
Accounts receivable	$39,283	$40,601	$36,729
Due from broker	$5,391	$5,816	$—
Investment securities	$26,915	$21,321	$13,082
Amounts payable under tax receivable agreement (1)	$41,249	$44,030	$45,917

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

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions. We also maintain a $10.0 million line of credit, which was unused as of and for the twelve months ended December 31, 2014. We believe cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2014, 2013 and 2012. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the tax receivable agreement, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, purchases and redemptions of investments classified as available-for-sale, purchases of property and equipment and net cash paid for acquisitions. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock and purchases of Class A units held by the noncontrolling interests of Manning & Napier Group.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$174,037	$168,618	$152,854
Net cash used in investing activities	(11,567)	(14,502)	(10,378)
Net cash used in financing activities	(162,728)	(137,190)	(115,360)
Net change in cash flows	$(258)	$16,926	$27,116
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Operating Activities
Operating activities provided $174.0 million and $168.6 million of net cash for the years ended December 31, 2014 and 2013, respectively. This overall $5.4 million increase in net cash provided by operating activities was driven primarily by an increase in net income after adjustment for non-cash items of approximately $8.9 million due to increased revenues resulting primarily from an increase in our average AUM. This increase was partially offset by a net decrease of $3.5 million in operating assets and liabilities, primarily accrued expenses and other liabilities driven by higher incentive compensation increases in 2013 as compared to 2014.
Investing Activities
Investing activities used $11.6 million and $14.5 million of net cash for the years ended December 31, 2014 and 2013, respectively. This overall $2.9 million decrease in net cash used in investing activities was primarily due to a decrease in the overall seeding of, and timing of activity, within our investment securities designated as trading to provide initial cash seeding for product development purposes in the year ended December 31, 2014 compared to 2013. This decrease was partially offset by $2.1 million used for acquisitions during the year ended December 31, 2014 and an increase in purchases of property and equipment of $1.4 million for the year ended December 31, 2014 compared with 2013. The increase in property and equipment purchases is mainly driven by an increase in leasehold improvements for our primary office facility in Fairport, New York.
Financing Activities
Financing activities used $162.7 million and $137.2 million of net cash for the years ended December 31, 2014 and 2013, respectively. This overall $25.5 million increase in net cash used was primarily the result of of the purchase of Class A units of Manning & Napier Group of $32.4 million during the year ended December 31, 2014, compared to $7.4 million in 2013. This change is due to an increase in the number of units exchanged in 2014. The increase in net cash used was also attributed to an increase in dividends paid on our Class A common stock of $1.1 million during the year ended December 31, 2014 due to the payment of the additional $0.08 per share dividend declared in 2013 and paid in 2014.
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
Financing Activities
Financing activities used $137.2 million and $115.4 million of net cash for the years ended December 31, 2013 and 2012, respectively. This overall $21.8 million increase in net cash used was due to a $12.8 million increase in distributions to noncontrolling interests in 2013 as a result of the additional special distribution of $15.0 million during 2013, the purchase of Class A units of Manning & Napier Group of $7.4 million in the first quarter of 2013 and an increase in dividends paid on our Class A common stock of $2.2 million.
Certain Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2014:

	Payment Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$3,580	$6,499	$6,160	$9,439	$25,678
Capital lease obligations	202	191	—	—	393
Amounts payable under tax receivable agreement (1)	2,100	4,767	5,073	29,309	41,249
Total	$5,882	$11,457	$11,233	$38,748	$67,320

__________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on the Company’s best estimate as of December 31, 2014, including the Company’s ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Critical Accounting Policies – Payments under the Tax Receivable Agreement” for more information.

Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2014.

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
The value of our AUM was $47.8 billion as of December 31, 2014. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.8 billion, which would cause an annualized increase or decrease in revenues of approximately $37.8 million at our current weighted average fee rate of 0.79%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed income securities, investments in hedge funds and investment in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $26.9 million as of December 31, 2014 of which $24.8 million is classified as trading, and $2.1 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by $2.7 million. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $47.8 billion as of December 31, 2014. As of December 31, 2014, approximately 26% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 26% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $1.2 billion, which would cause an annualized increase or decrease in revenues of approximately $9.7 million at our current weighted average fee rate of 0.79%.
Interest Rate Risk
At December 31, 2014, the Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of December 31, 2014. Additionally, given the current level of income we earn from our cash and cash equivalent balances, interest rate changes would not have a material impact on us.
Item 8.         Financial Statements and Supplementary Data.
Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-28 and are incorporated by reference in this Item 8.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on the assessment using those criteria, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
Our independent registered public accounting firm, which has audited the financial statements included in this Annual Report, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014. This report appears on page F-2 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on June 17, 2015, which will be filed within 120 days of the end of our fiscal year ended December 31, 2014 (our “Proxy Statement”) and is incorporated herein by reference.
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
Item 14.     Principal Accounting Fees and Services
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

(ii)	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is included in our consolidated financial statements and in the notes thereto.

(b)	Exhibit Index:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Manning & Napier, Inc.(3)
3.2	Amended and Restated Bylaws of Manning & Napier, Inc.(3)
4.1	Form of specimen certificate representing Manning & Napier, Inc.’s Class A common stock.(1)
10.1	Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC.(3)
10.2	Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC.(3)
10.3	Exchange Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.4	Tax Receivable Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.5	Registration Rights Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.6*	Manning & Napier, Inc. 2011 Equity Compensation Plan(3)
10.7*	Form of Restricted Stock Award Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan
10.8*	Form of Stock Option Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan.(2)
10.9	Amended and Restated Shareholders Agreement of MNA Advisors, Inc.(3)
10.12	Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C.(3)
10.13*	Form of Indemnification Agreement.(2)

Exhibit No.	Description
10.14*	Employment Agreement, dated September 8, 1992, of Patrick Cunningham(2)
10.15*	Employment Agreement, dated August 1, 1993, of Jeff Coons(2)
10.16*	Employment Agreement, dated June 28, 1993, of Charles Stamey(2)
10.17*	Employment Agreement, effective September 12, 2011, by and between Manning & Napier Advisors, Inc. and James Mikolaichik(2)
10.18	Purchase Agreement, by and between Manning & Napier, Inc. and Manning & Napier Group, LLC(3)
10.19	Purchase Agreement, by and between Manning & Napier, Inc. and M&N Group Holdings, LLC(3)
10.20*	Letter, dated October 31, 2011, by and between Manning & Napier Group, LLC and James Mikolaichik(3)
10.21*	Letter, dated October 27, 2011, by and between Manning & Napier Group, LLC and Patrick Cunningham(3)
10.22	Form of Daily Adjusting LIBOR Revolving Line Note executed on February 13, 2013(4)
10.23	First Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC(5)
10.24	First Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(5)
10.25	Second Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(6)
10.26	Amendment to Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC.
10.27	Amendment to Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C.
10.28	Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC.
10.29	Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.
21.1	Subsidiaries of Manning & Napier, Inc.(7)
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements.

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

(3)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2011.

(4)	Incorporated by reference to Exhibit 10.1 of the Form 8-K of Manning & Napier, Inc., which was filed with the Securities and Exchange Commission on February 13, 2013.

(5)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2012.

(6)	Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013.

(7)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 16, 2015

MANNING & NAPIER, INC.

By:	/s/ Patrick Cunningham
	Name:	Patrick Cunningham
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Patrick Cunningham	Chief Executive Officer and Director	March 16, 2015
Patrick Cunningham	(principal executive officer)

/s/ James Mikolaichik	Chief Financial Officer	March 16, 2015
James Mikolaichik	(principal financial and accounting officer)

Chairman of the Board of Directors
William Manning

/s/ Richard Goldberg	Director	March 16, 2015
Richard Goldberg

/s/ Barbara Goodstein	Director	March 16, 2015
Barbara Goodstein

/s/ Richard Hurwitz	Director	March 16, 2015
Richard Hurwitz

/s/ Edward J. Pettinella	Director	March 16, 2015
Edward J. Pettinella

/s/ Robert M. Zak	Director	March 16, 2015
Robert M. Zak

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Manning & Napier, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Manning & Napier, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Rochester, New York
March 16, 2015

Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$124,992	$125,250
Accounts receivable	23,704	24,140
Accounts receivable—Manning & Napier Fund, Inc.	15,579	16,461
Due from broker	5,391	5,816
Investment securities, at fair value	26,915	21,321
Prepaid expenses and other assets	9,321	8,028
Total current assets	205,902	201,016
Property and equipment, net	7,456	5,424
Net deferred tax assets, non-current	42,581	46,164
Other long-term assets	1,534	—
Total assets	$257,473	$252,604

Liabilities
Accounts payable	$2,906	$1,476
Accrued expenses and other liabilities	50,779	49,813
Deferred revenue	12,812	12,007
Total current liabilities	66,497	63,296
Other long-term liabilities	3,116	1,444
Amounts payable under tax receivable agreement, non-current	39,149	42,075
Total liabilities	108,762	106,815
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 13,713,540 and 13,634,246 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	$137	$136
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Additional paid-in capital	209,284	208,988
Retained deficit	(41,087)	(40,544)
Accumulated other comprehensive income	—	(1)
Total shareholders’ equity	168,334	168,579
Noncontrolling interests	(19,623)	(22,790)
Total shareholders’ equity and noncontrolling interests	148,711	145,789
Total liabilities, shareholders’ equity and noncontrolling interests	$257,473	$252,604
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Investment management services revenue	$405,465	$376,068	$339,055
Expenses
Compensation and related costs	158,183	191,803	165,698
Distribution, servicing and custody expenses	77,165	67,688	58,068
Other operating costs	35,624	31,738	31,145
Total operating expenses	270,972	291,229	254,911
Operating income	134,493	84,839	84,144
Non-operating income (loss)
Interest expense	(27)	(23)	(38)
Interest and dividend income	741	297	149
Change in liability under tax receivable agreement	2,014	(110)	(24)
Net gains (losses) on investments	(826)	1,066	348
Total non-operating income (loss)	1,902	1,230	435
Income before provision for income taxes	136,395	86,069	84,579
Provision for income taxes	12,660	9,128	8,160
Net income attributable to controlling and noncontrolling interests	123,735	76,941	76,419
Less: net income attributable to noncontrolling interests	114,418	74,285	73,950
Net income attributable to Manning & Napier, Inc.	$9,317	$2,656	$2,469

Net income per share available to Class A common stock
Basic	$0.68	$0.20	$0.18
Diluted	$0.67	$0.19	$0.18
Weighted average shares of Class A common stock outstanding
Basic	13,678,494	13,617,823	13,583,873
Diluted	13,881,437	13,741,647	13,583,873
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income attributable to controlling and noncontrolling interests	$123,735	$76,941	$76,419
Net unrealized holding loss on investment securities, net of tax	—	(1)	(3)
Reclassification adjustment for realized losses on investment securities included in net income	1	—	1
Comprehensive income	123,736	76,940	76,417
Less: Comprehensive income attributable to noncontrolling interest	114,419	74,284	73,948
Comprehensive income attributable to Manning & Napier, Inc.	$9,317	$2,656	$2,469

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock- Class A		Common Stock-Class B		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount		Retained Deficit			Total

Balance—January 1, 2012	13,583,873	$136	1,000	$—	$188,133	$(27,167)	$2	$(69,296)	$91,808
Net income	—	—	—	—	—	2,469	—	73,950	76,419
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(108,059)	(108,059)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(2)	—	(2)
Equity-based compensation	—	—	—	—	9,984	—	—	62,290	72,274
Dividends declared on Class A common stock - $0.64 per share	—	—	—	—	—	(8,694)	—	—	(8,694)
Balance—December 31, 2012	13,583,873	$136	1,000	$—	$198,117	$(33,392)	$—	$(41,115)	$123,746
Net income	—	—	—	—	—	2,656	—	74,285	76,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(120,852)	(120,852)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(1)	—	(1)
Common stock issued under equity compensation plan	50,373	—	—	—	256	—	—	—	256
Equity-based compensation	—	—	—	—	11,535	—	—	71,385	82,920
Dividends declared on Class A common stock - $0.72 per share	—	—	—	—	—	(9,808)	—	—	(9,808)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	—	—	—	—	(920)	—	—	(6,493)	(7,413)
Balance—December 31, 2013	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$(22,790)	$145,789
Net income	—	—	—	—	—	9,317	—	114,418	123,735
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(120,241)	(120,241)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	1	—	1
Common stock issued under equity compensation plan	79,294	1	—	—	(1)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	—	(9)	—	—	(55)	(64)
Equity-based compensation	—	—	—	—	5,958	—	—	35,576	41,534
Dividends declared on Class A common stock - $0.72 per share	—	—	—	—	—	(9,860)	—	—	(9,860)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	—	—	—	—	(5,652)	—	—	(26,531)	(32,183)
Balance—December 31, 2014	13,713,540	$137	1,000	$—	$209,284	$(41,087)	$—	$(19,623)	$148,711
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$123,735	$76,941	$76,419
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	41,534	82,920	72,274
Depreciation and amortization	2,317	1,889	1,686
Change in amounts payable under tax receivable agreement	(2,014)	110	24
Net (gains) losses on investment securities	826	(1,066)	(348)
Deferred income taxes	5,312	2,037	2,776
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	519	(1,178)	(4,553)
Accounts receivable—Manning & Napier Fund, Inc.	882	(2,694)	(917)
Prepaid expenses and other assets	(1,563)	(388)	(620)
Accounts payable	1,430	245	92
Accrued expenses and other liabilities	(1,543)	7,013	5,581
Deferred revenue	805	1,665	440
Other long-term liabilities	1,797	1,124	—
Net cash provided by operating activities	174,037	168,618	152,854
Cash flows from investing activities:
Purchase of property and equipment	(3,694)	(2,331)	(2,282)
Sale of investments	11,295	8,938	4,267
Purchase of investments	(17,705)	(16,109)	(12,868)
Due from broker	—	(5,000)	—
Acquisitions, net of cash received	(2,068)	—	—
Proceeds from maturity of investments	605	—	505
Net cash used in investing activities	(11,567)	(14,502)	(10,378)
Cash flows from financing activities:
Distributions to noncontrolling interests	(120,241)	(120,852)	(108,059)
Dividends paid on Class A common stock	(9,841)	(8,710)	(6,520)
Payment of capital lease obligations	(245)	(215)	(183)
Payment of costs directly associated with issuance of Class A common stock	—	—	(598)
Purchase of Class A units of Manning & Napier Group, LLC	(32,401)	(7,413)	—
Net cash used in financing activities	(162,728)	(137,190)	(115,360)
Net (decrease) increase in cash and cash equivalents	(258)	16,926	27,116
Cash and cash equivalents:
Beginning of period	125,250	108,324	81,208
End of period	$124,992	$125,250	$108,324

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2014	2013	2012
Supplemental disclosures:
Cash paid during the period for interest	$27	$23	$25
Cash paid during the period for taxes	$8,056	$6,142	$6,984
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$619	$544	$122
Equipment acquired through capital lease obligation	$89	$521	$52
Accrued dividends	$3,291	$3,272	$2,173

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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of December 31, 2014.

(1)
The operating subsidiaries of Manning & Napier Group are Manning & Napier Advisors, LLC, Exeter Advisors I, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners, LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

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
Principles of Consolidation
Manning & Napier holds approximately 14.5% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
All material intercompany transactions have been eliminated in consolidation.
In accordance with Accounting Standards Codification ("ASU") 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”). In January 2010, the FASB deferred portions of ASU 2009-17 that relate to certain investment companies. The Company determined that certain entities for which it is the investment manager and/or general partner, qualify for the scope deferral and will continue to be assessed for consolidation under prior accounting guidance for consolidation of VIEs.
The Company provides seed capital to its investment teams to develop new products and services for its clients. The original seed investment typically represents all or a majority of the equity investment in the new product. The Company evaluates its seed investments on a regular basis and consolidates such investments as required pursuant to U.S. GAAP.
The Company serves as the investment adviser for Manning & Napier Fund Inc. series of mutual funds (the “Fund”) and the Exeter Collective Investment Trust (“CIT”). The Fund and CIT are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a voting interest entity (“VOE”). While the Company holds, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any fund), the Company does not have a controlling financial interest or a majority voting interest and, as such, does not consolidate these entities.
On May 22, 2014 the Company became the General Partner of the MN Xenon Managed Futures Fund LP ("LP Fund"). The Company has determined that the LP Fund is not a VIE as (a) the entity has enough equity to finance its activities without additional financial support and (b) the limited partners, as a group, have the ability to remove the general partner ("kick-out rights") with a majority vote of partnership percentage. Under the voting interest model, the Company does not consolidate VOEs in which the presumption of control by the general partner is overcome by kick-out rights.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

market values as of the most recent month end date, and adjusts to actual when billed. For mutual funds and collective investment trust vehicles, the Company’s fees are calculated and earned daily based on AUM.
Certain investment advisory contracts provide for a performance-based fee, in addition to a base investment management fee, which is calculated as a percentage of cumulative profits over and above the aggregate of previous period cumulative profits. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period, when all contingencies are resolved, typically on a quarterly basis. For the year ended December 31, 2014 the Company recognized less than $0.1 million in performance fee income.
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
Investments in the Fund amounted to approximately $0.2 million and $1.7 million at December 31, 2014 and 2013, respectively.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $215.5 million, $196.9 million and $173.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, which represents greater than 10% of revenue in each period.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in operating accounts at major financial institutions and also in money market mutual securities. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments. The fair value of cash equivalents have been classified as Level 1 in accordance with the fair value hierarchy.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds and hedge funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. Realized gains and losses on sales of trading securities are computed on a specific identification basis. At December 31, 2014 and 2013, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes.
Investment securities classified as available-for-sale consist of U.S. Treasury notes. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a specific identification basis and are recorded in net gains (losses) on investments in the consolidated statements of operations.
Securities sold, not yet purchased are recorded on the trade date, are stated at fair value and represent obligations of the Company to purchase the securities at prevailing market rates. Therefore, the future satisfaction of such obligations may be for an amount greater or less than the amounts recorded on the consolidated statements of financial condition. The ultimate gains or losses recognized are dependent upon the prices at which these securities are purchased to settle the obligations under the

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

sales commitments. Realized gains and losses from covers of securities sold, not yet purchased transactions are included in net gains (losses) from investments on the consolidated statements of operations. Securities sold, not yet purchased are included in accrued expenses and other liabilities in the consolidated statements of financial condition, with any unrealized gains or losses reported in current period earnings in net gains (losses) on investments on the consolidated statements of operations.
Accounts Receivable
Accounts receivable includes investment management and custodial fees receivable from clients. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2014, 2013 or 2012.
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
Equity-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company estimates an expected forfeiture rate, and only recognizes expense for those awards expected to vest. If the actual forfeiture rate is materially different from that estimated, the equity-based compensation expense could be significantly different from the amount initially recorded in the current period. See Note 14 for additional information on equity-based compensation.
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
Goodwill
The Company reviews the carrying value of goodwill at least annually and whenever changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. No impairment was recognized for the year ended December 31, 2014.
Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012.
Loss Contingencies

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s consolidated financial statements. No loss accruals were recorded as of December 31, 2014, 2013 and 2012.
Recent Accounting Pronouncements
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU modifies existing consolidation guidance for determining whether certain legal entities should be consolidated. The new guidance will be effective on January 1, 2016, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the potential impact on its consolidated financial statements.
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
Note 4—Noncontrolling Interests
Manning & Napier holds an approximately 14.5% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial conditions with respect to the remaining approximately 85.5% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income before provision for income taxes	$136,395	$86,069	$84,579
Less: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	1,999	(937)	(1,773)
Income before provision for income taxes, as adjusted	134,396	87,006	86,352
Controlling interest percentage (b)	14.3%	13.9%	13.8%
Net income attributable to controlling interest	19,280	12,103	11,929
Plus: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	1,999	(937)	(1,773)
Income before income taxes attributable to Manning & Napier, Inc.	21,279	11,166	10,156
Less: provision for income taxes of Manning & Napier, Inc. (c)	11,962	8,510	7,687
Net income attributable to Manning & Napier, Inc.	$9,317	$2,656	$2,469
__________________________

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $12.7 million, $9.1 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On March 31, 2014, M&N Group Holdings and MNCC exchanged 2,098,837 Class A units of Manning & Napier Group for approximately $30.3 million in cash. Subsequent to the exchange, the Class A units were retired. In addition, on May 29, 2014, M&N Group Holdings exchanged a total of 187,848 Class A units of Manning & Napier Group. In connection with the exchange, Manning & Napier issued 56,000 shares of Class A common stock and paid approximately $2.1 million in cash for the remaining 131,848 units. These acquisitions of additional operating company membership interests were treated as reorganizations of entities under common control as required by ASC 805 "Business Combinations."
As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to approximately 14.5%. As of December 31, 2014, 73,574,338 Class A units of Manning & Napier Group are held by M&N Group Holdings and MNCC, of which 71,057,986 units may be exchangeable for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the Company's 2011 initial public offering ("IPO") (Note 12).
During the years ended December 31, 2014, 2013 and 2012, the Company made approximately $120.2 million, $120.9 million and $108.1 million, respectively, in distributions to noncontrolling interests. None of these distributions were payments pursuant to the tax receivable agreement (Note 15).
Obligations pursuant to the tax receivable agreement are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. Furthermore, the tax receivable agreement has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2014 and December 31, 2013:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.25%, 10/31/2015)	$2,107	$—	$—	$2,107

Trading securities
Equity securities				12,048
Fixed income securities				9,366
Mutual funds				168
Hedge funds				3,226
				24,808
Total investment securities				$26,915

	December 31, 2013
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. treasury note (0.25%, 8/31/2014)	$505	$—	$—	$505
U.S. treasury note (1.75%, 1/31/2014)	102	—	—	102
	607	—	—	607
Trading securities
Equity securities				11,961
Fixed income securities				7,085
Mutual funds				1,668
				20,714
Total investment securities				$21,321
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, investments in mutual funds and investments in hedge funds for which the Company provides advisory services. At December 31, 2014 and 2013, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $1.3 million of net unrealized losses, approximately $0.9 million of net unrealized gains and less than $0.1 million of net unrealized losses related to investments classified as trading securities for the years ended December 31, 2014, 2013 and 2012, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes. As of December 31, 2014 and 2013, $0.6 million of these securities is considered restricted in order to comply with certain state regulations. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2014, 2013, or 2012.

The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2014, 2013, and 2012:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Gross realized investment gains	$1,425	$990	$718
Gross realized investment losses	(415)	(885)	(350)
Net realized gains	$1,010	$105	$368
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
The following tables present the notional value and fair value as of December 31, 2014 and 2013 for derivative instruments not designated as hedging instruments:

	December 31, 2014
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$106,932	$162	$(60)
Index futures	2,032	51	(16)
Commodity futures	3,506	41	(76)
Currency futures	10,017	162	(17)
Total derivatives	$122,487	$416	$(169)

	December 31, 2013
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$123,164	$217	$(66)
Total derivatives	$123,164	$217	$(66)
As of December 31, 2014, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net gains (losses) on investments in the consolidated statements of operations. For the twelve months ended December 31, 2014, the average volume of derivative activity (measured in terms of notional value) was approximately $128.6 million. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest rate futures	$(555)	$38	$—
Index futures	(63)	—	—
Commodity futures	(119)	—	—
Currency futures	143	—	—
Balance as of end of period	$(594)	$38	$—

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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

The following table presents the offsetting of managed futures as of December 31, 2014 and 2013:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2014	$(169)	$416	$247	$—	$—	$247
December 31, 2013	$(66)	$217	$151	$—	$—	$151

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
The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:

•	Level 1—observable inputs such as quoted prices in active markets for identical securities;

•	Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and

•	Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$12,048	$—	$—	$12,048
Fixed income securities	1,154	8,212	—	9,366
Mutual funds	168	—	—	168
Hedge funds	—	3,226	—	3,226
U.S. Treasury notes	—	2,107	—	2,107
Derivatives	416	—	—	416
Total assets at fair value	$13,786	$13,545	$—	$27,331

Equity securities sold, not yet purchased	$964	$—	$—	$964
Derivatives	169	—	—	169
Total liabilities at fair value	$1,133	$—	$—	$1,133

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$11,961	$—	$—	$11,961
Fixed income securities	1,220	5,865	—	7,085
Mutual funds	1,668	—	—	1,668
U.S. Treasury notes	—	607	—	607
Derivatives	217	—	—	217
Total assets at fair value	$15,066	$6,472	$—	$21,538

Securities sold, not yet purchased	$777	$—	$—	$777
Derivatives	66	—	—	66
Total liabilities at fair value	$843	$—	$—	$843
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
The Company relies on the net asset value of certain hedge fund investments as their fair value. The net asset values have been derived from the fair values of underlying futures contracts as of the respective reporting dates. Redemptions may occur monthly at the net asset value and are therefore categorized as Level 2 in the hierarchy.
There were no Level 3 securities held by the Company as of December 31, 2014 or 2013.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2014.
Note 8—Property and Equipment
Property and equipment as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Furniture and fixtures	$1,980	$1,494
Office equipment	5,002	4,301
Computer software	2,928	2,175
Leasehold improvements	4,985	3,351
	14,895	11,321
Less: Accumulated depreciation	(7,439)	(5,897)
Property and equipment, net	$7,456	$5,424
Depreciation expense is included in other operating costs and totaled $2.2 million, $1.9 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company has evaluated its long-lived assets for impairment under the current accounting standards and has concluded that no impairment loss has occurred as of December 31, 2014 and 2013.

Note 9—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued bonuses and sales commissions	$28,801	$28,305
Accrued payroll and benefits	3,424	2,970
Accrued sub-transfer agent fees	8,108	8,081
Dividends payable	3,291	3,272
Amounts payable under tax receivable agreement	2,100	1,955
Securities sold, not yet purchased	964	777
Other accruals and liabilities	4,091	4,453
	$50,779	$49,813
Note 10—Line of Credit
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
Note 11—Commitments and Contingencies
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
As an investment adviser to a variety of investment products, the Company is subject to routine reviews and inspections by the SEC and Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. Currently, there are no legal proceedings pending or to the Company’s knowledge threatened against it. As of December 31, 2014 and 2013, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Lease Commitments
The Company has several operating leases for office space, and leases its primary office facilities in Fairport, New York under an operating lease expiring December 31, 2022. The Company also rents additional office space in various other locations throughout the United States. Total rental expense for all leases amounted to $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Minimum rent payments relating to the office leases for years subsequent to 2014, are as follows:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Year Ending December 31,	Minimum Payments
(in thousands)
2015	$3,580
2016	3,359
2017	3,140
2018	3,102
2019	3,058
Thereafter	9,439
$25,678
Under the agreement for its primary office facilities, the Company is required to pay a minimum of approximately $2.9 million annually for the use of the facility.
As of December 31, 2014 and 2013, the Company had approximately $0.4 million and $0.6 million respectively of total capital lease obligations.
As detailed in Note 15, the Company is committed to obligations pursuant to the TRA. The timing of payments is subject to certain contingencies including Manning & Napier having sufficient taxable income to utilize all of the tax benefits defined in the TRA.
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
Voting

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast by all shares of Class A common stock and Class B common stock, voting together as a single class.
Shares Eligible for Future Sale
Upon the completion of the initial public offering, the Company entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company. As discussed in Note 4, on March 31, 2014 and May 29, 2014, the noncontrolling interests exchanged 2,098,837 and 187,848, respectively, of Class A units of Manning & Napier Group.
As of December 31, 2014, a total of 73,574,338 Class A units of Manning & Napier Group are held by the noncontrolling interests. Pursuant to the terms of the exchange agreement, subject to certain restrictions, 71,057,986 of such units may be exchangeable on an annual basis for shares of the Company’s Class A common stock. As of December 31, 2014 approximately 27.4 million Class A units of Manning & Napier Group are eligible for exchange, of which approximately 22.2 million are held by William Manning.
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
Note 13—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to other potentially dilutive shares outstanding. The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
	2014	2013	2012
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$123,735	$76,941	$76,419
Less: net income attributable to noncontrolling interests	114,418	74,285	73,950
Net income attributable to Manning & Napier, Inc.	$9,317	$2,656	$2,469

Weighted average shares of Class A common stock outstanding - basic	13,678,494	13,617,823	13,583,873
Dilutive effect from restricted stock units	202,943	123,824	—
Weighted average shares of Class A common stock outstanding - diluted	13,881,437	13,741,647	13,583,873
Net income available to Class A common stock per share - basic	$0.68	$0.20	$0.18
Net income available to Class A common stock per share - diluted	$0.67	$0.19	$0.18
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock.
At December 31, 2014 there were 73,574,338 Class A units of Manning & Napier Group which, subject to certain restrictions, may be exchangeable for up to 71,057,986 shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of the respective reporting periods. These units were not included in the calculation of diluted earnings per common share for the years ended December 31, 2014, 2013 and 2012 because the effect would have been anti-dilutive.
At December 31, 2014 the Company had outstanding under its 2011 Equity Compensation Plan 181,378 restricted stock units that have a performance condition (Note 14). These units were not included in the calculation of diluted earnings per common share for the year ended December 31, 2014 because the performance conditions were not satisfied.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Equity Based Compensation
2011 Equity Compensation Plan
The 2011 Equity Compensation Plan (the "2011 Plan") was adopted by the Company's board of directors and approved by the Company's stockholders prior to the consummation of the IPO. A total of 13,142,813 equity interests are authorized for issuance. The equity interests may be issued in the form of the Company's Class A common stock, restricted stock units, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group ("LTIP Units").
During the twelve months ended December 31, 2014, 534,798 equity awards were issued under the 2011 Equity Compensation Plan (the "2011 Plan"). Of these awards, 56,000 related to the redemption of previously issued and outstanding Class A units of Manning & Napier Group that were granted prior to the initial public offering, which were subsequently re-issued as Class A common stock. The remaining 478,798 represent newly issued awards, consisting of 15,173 shares of Class A common stock and 463,625 restricted stock units. The Class A common stock awards vested immediately, and 282,247 of the restricted stock units will vest on the third anniversary of the grant date. The remaining 181,378 of the restricted stock units will vest over a three-year service period, subject to achievement of certain revenue objectives. As such, these awards are considered to have a performance condition and the Company will periodically assess which outcomes are probable of achievement to ensure that compensation cost recognized for these awards reflects the number of awards that are ultimately expected to vest.
The following table summarizes stock award activity for the year ended December 31, 2014 under the 2011 Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2014	416,917	$15.63
Granted	534,798	$15.29
Vested	(83,926)	$16.64
Forfeited	(12,780)	$15.60
Stock awards outstanding at December 31, 2014	855,009	$15.32
The weighted average fair value of 2011 Plan awards granted during the years ended December 31, 2014 and 2013 was $15.29 and $15.83, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. For such awards that vest over time, recipients are not entitled to dividends declared on the underlying Class A common shares until the awards become fully vested.
For the years ended December 31, 2014 and 2013, the Company recorded approximately $3.1 million and $1.7 million of compensation expense, respectively, related to awards under the 2011 Plan. The aggregate intrinsic value of 2011 Plan awards that vested during the years ended December 31, 2014 and 2013 was approximately $1.4 million and $0.9 million, respectively. As of December 31, 2014, there was unrecognized compensation expense related to 2011 Plan awards of approximately $6.1 million, which the Company expects to recognize over a weighted average period of approximately 1.9 years.
To satisfy income tax withholding requirements in connection with the vesting of restricted stock awards during the year end December 31, 2014, the Company withheld 4,632 shares of common stock. These net share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have been otherwise issued as a result of the vesting of the restricted stock awards.
2011 Reorganization-Related Transactions
Upon the consummation of the IPO, the Company adopted new vesting terms related to the pre-IPO ownership interests of certain employees of the Company other than William Manning. Such individuals were entitled to 15% of their pre-reorganization ownership interests upon the consummation of the IPO, with an additional 5% of such ownership interests vesting annually through 2014, provided such individuals are employees of the Company as of such date (service-based vesting). The remaining ownership interests were subject to performance-based vesting annually through 2014, to be determined by a vesting committee (performance-based vesting). In connection with the reorganization and the related amendment to the limited liability company agreement of Manning & Napier Group, these pre-IPO ownership interests were reclassified as Class A Units of Manning & Napier Group. As such, fully vested ownership interests may be exchangeable for shares of the Company’s Class A common stock (Note 12).
Reorganization-Related Equity Compensation

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

During 2014, the Company recorded compensation expense for performance-based awards eligible to vest on December 31, 2014 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. Vesting of these performance-based awards was contingent upon the satisfaction of annual performance criteria specific to each award recipient. The determination of whether an award recipient met such performance criteria was made by a vesting committee at the end of the annual service period, and resulted in vesting of 1,603,764 of the total 4,120,116 performance-based awards eligible to vest on December 31, 2014. The remaining 2,516,352 awards were unvested as of December 31, 2014. In accordance with ASC 718, Stock Compensation, the grant date for the vested performance-based awards occurred at the end of the service period. Prior to the grant date, compensation expense for these awards was re-measured at the end of each reporting period, to the extent that service had been rendered in proportion to the total requisite service period.
The following table summarizes performance-based stock unit activity for the year ended December 31, 2014 specific to the 2011 reorganization transactions:

	Performance-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2014	—	$—
Granted	1,641,341	$13.89
Vested	(1,641,341)	$13.89
Forfeited	—	$—
Stock unit awards outstanding at December 31, 2014	—	$—

The following table summarizes service-based stock unit activity for the year ended December 31, 2014 specific to the 2011 reorganization transactions:

	Service-Based Stock Units	Weighted Average Grant Date Fair Value
Stock unit awards outstanding at January 1, 2014	1,458,049	$12.00
Granted	—	$—
Vested	(1,458,049)	$12.00
Forfeited	—	$—
Stock unit awards outstanding at December 31, 2014	—	$—

The weighted average fair value of reorganization-related performance-based awards granted during the years ended December 31, 2014, 2013 and 2012 was $13.89, $17.65, and $12.65, respectively. The weighted average fair value of reorganization-related service-based awards granted during the years ended December 31, 2013 and 2012 was $16.54 and $13.45, respectively. The fair value of awards granted during the years ended December 31, 2014, 2013 and 2012 was determined by the closing sale price of Manning & Napier, Inc.’s Class A common stock as reported on the New York Stock Exchange on the date of grant.
For the year ended December 31, 2014, the Company recorded approximately $38.4 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. For the year ended December 31, 2014, approximately $15.7 million is attributable to the service-based awards. For the same period, the remaining expense of approximately $22.8 million is attributable to performance-based awards. For the year ended December 31, 2014, $22.1 million of the expense attributable to performance-based awards is related to awards that vested on December 31, 2014 under the vesting terms of ownership interests in connection with the 2011 reorganization transactions. As discussed above, this expense is based upon the closing sale price of Manning & Napier Inc.’s Class A common stock as reported on the New York Stock Exchange on December 31, 2014.
For the years ended December 31, 2013 and 2012, the Company recorded approximately $81.2 million and $72.3 million of compensation expense, respectively, related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions.
The aggregate intrinsic value of service-based and performance-based stock units that vested during the year ended December 31, 2014 was approximately $21.7 million and $22.8 million, respectively. The aggregate intrinsic value of service-based and performance-based stock units that vested during the year ended December 31, 2013 was approximately $26.1 million and $61.9 million, respectively. The aggregate intrinsic value of service-based and performance-based stock units that vested during the year ended December 31, 2012 was approximately $19.3 million and $53.7 million, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014, there was no unrecognized compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions.
Note 15—Income Taxes
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
Components of the provision for income taxes consist of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current
Federal	$6,012	$5,865	$4,472
State and local	1,336	1,226	912
Current tax expense	7,348	7,091	5,384
Deferred
Federal	2,582	1,853	2,603
State and local	2,730	184	173
Deferred tax expense	5,312	2,037	2,776
Provision for income tax expense	$12,660	$9,128	$8,160

The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Amount computed using the statutory rate	$47,738	$30,124	$29,603
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	1,093	1,077	820
Impact of enacted tax law changes	1,869	—	—
Equity-based compensation	1,931	3,956	3,494
Benefit from the flow-through entities	(39,945)	(25,887)	(25,831)
Other, net	(26)	(142)	74
Provision for income taxes	$12,660	$9,128	$8,160
The provision for income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes. For the year ended December 31, 2014, the benefit is further reduced by the impact of a reduction to the Company's deferred tax asset as a result of changes in enacted tax laws which reduced tax benefits.
Deferred Tax Assets and Liabilities
As a result of Manning & Napier's purchase of Class A units of Manning & Napier Group or exchange for Class A common stock of Manning & Napier for Class A units of Manning & Napier Group and Manning & Napier Group's election under Section 754 of the Internal Revenue Code, the Company expects to benefit from depreciation and amortization

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

deductions from an increase in tax basis of tangible and intangible assets of Manning & Napier Group. Those deductions allocated to the Company will be taken into account in reporting the Company's taxable income.
In connection with the IPO, a tax receivable agreement ("TRA") was entered into between Manning & Napier and the holders of Manning & Napier Group, pursuant to which Manning & Napier is required to pay to such holders 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that Manning & Napier actually realizes, or is deemed to realize in certain circumstances, as a result of (i) certain tax attributes of their units sold to Manning & Napier or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the TRA and (ii) tax benefits related to imputed interest.
Under the TRA, Manning & Napier generally will retain the benefit of the remaining 15% of the applicable tax savings. There is a possibility that not all of the 85% of the applicable cash savings will be paid to the selling or exchanging holder of Class A units at the time described above. If it is determined that all or a portion of such applicable tax savings is in doubt, payment to such holders of Class A units will be the amount attributable to the portion of the applicable tax savings that are determined not to be in doubt and the payment of the remainder at such time as it is reasonably determined that the actual tax savings or that the amount is no longer in doubt.
At December 31, 2014 and 2013, the Company had recorded a total liability of $41.2 million and $44.0 million, respectively, representing the payments due to the selling unit holders under the TRA. Of these amounts, $2.1 million and $2.0 million were included in accrued expenses and other liabilities at December 31, 2014 and 2013, respectively. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the IPO. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA. The Company recorded an adjustment of $2.0 million to the amounts payable under the TRA during the year ended December 31, 2014, driven primarily by enacted changes in tax laws. The Company made payments pursuant to the TRA of $2.0 million for each of the years ended December 31, 2014 and 2013, and payments of $0.3 million for the year ended December 31, 2012.
As discussed in Note 4, on May 29, 2014, M&N Group Holdings exchanged a total of 187,848 Class A units. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754 which gave rise to a deferred tax asset of approximately $1.4 million and a corresponding liability of approximately $1.2 million pursuant to the TRA. The initial estimate for the deferred tax asset, net of the liability under the TRA is recorded within paid-in capital.
Components of net deferred tax assets consist of the following:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets
Tax receivable agreement	$44,995	$48,750
Bonus and commissions	1,183	1,334
Consulting and professional	16	59
Other	59	—
Total deferred tax assets	46,253	50,143
Deferred tax liabilities
Depreciation and amortization	132	161
Prepaid items	138	119
Other	—	10
Total deferred tax liabilities	270	290
Net deferred tax assets	$45,983	$49,853
The decrease in net deferred tax assets during the year ended December 31, 2014 was attributable to amortization of the tangible and intangible assets of Manning & Napier Group and the reduction to the Company's deferred tax asset as a result of enacted changes in tax laws during 2014, which reduced expected tax benefits.
As of December 31, 2014 and 2013, the Company had no available net operating loss carryforwards for income tax purposes.
The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2014 and 2013.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounting for Uncertainty in Income Taxes
December 31, 2014 and 2013, the Company's liability for income taxes associated with unrecognized tax benefits was $3.2 million and $3.1 million, respectively. The increase resulted from tax positions related to the current year in the amount of less than $0.1 million.
The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded less than $0.1 million in interest and no penalties in the consolidated statements of operations for the years ended December 31, 2014 and 2013, and no interest or penalties in the year ended December 31, 2012.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations. If the unrecognized tax benefits of $3.2 million were subsequently recognized, it would favorably affect the effective income tax rate in the period recognized.
The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2011 through 2013 remain subject to examination by the respective tax authorities.
Note 16—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees waived related to the Company's executive officers was approximately $0.1 million in both 2014 and 2013.
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
Note 17—Employee Benefit Plan
The Company offers the Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) to all employees who meet the plan criteria.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 75% of their regular salary subject to annual limitations determined by the IRS. The Company matches an amount equivalent to 50% of a participant’s contribution, not to exceed 2% of their total compensation. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $1.0 million, $0.9 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
With respect to the profit sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who are eligible. These contributions by the Company amounted to $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 18—Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2014 and 2013.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$98,470	$103,864	$104,795	$98,336
Operating income (1)	$20,283	$19,187	$24,010	$71,013
Net income attributable to the controlling and noncontrolling interests (1)	$17,644	$17,735	$19,820	$68,536
Net income attributable to Manning & Napier, Inc.	$81	$699	$428	$8,109
Net income available to Class A common stock - diluted	$0.01	$0.05	$0.03	$0.58
Weighted average shares of Class A common stock - diluted	13,751,690	13,820,309	13,930,020	13,956,626
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.24

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$90,256	$92,973	$94,647	$98,192
Operating income (2)	$18,079	$21,407	$24,547	$20,806
Net income attributable to the controlling and noncontrolling interests (2)	$16,392	$18,597	$22,793	$19,159
Net income attributable to Manning & Napier, Inc.	$344	$260	$1,314	$738
Net income available to Class A common stock - diluted	$0.03	$0.02	$0.10	$0.05
Weighted average shares of Class A common stock - diluted	13,583,873	13,718,182	13,690,641	13,729,738
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.24

(1)
Operating income and net income attributable to the controlling and noncontrolling interests for the first, second, third and fourth quarters of 2014 included $21.9 million, $23.3 million, $20.8 million and a credit of $27.5 million, respectively, of reorganization-related share-based compensation charges. The credit to reorganization-related share-based compensation during the fourth quarter of 2014 was due to a change in estimate regarding the vesting of performance based ownership interests eligible to vest on December 31, 2014 (Note 14).

(2)
Operating income and net income attributable to the controlling and noncontrolling interests for the first, second, third and fourth quarters of 2013 included $21.7 million, $22.8 million, $18.2 million and $18.6 million, respectively, of reorganization-related share-based compensation charges.

Note 19—Subsequent Events
Distribution and Dividend
On March 6, 2015, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million, of which approximately $26.8 million is payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on May 1, 2015 to shareholders of record as of April 15, 2015.
Exchange of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2015 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the Company will pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.
Purchase of unvested Class A units of Manning & Napier Group
Subsequent to December 31, 2014, Manning & Napier Group entered into an agreement with M&N Group Holdings and MNCC to purchase approximately 2.5 million of Class A Units of Manning & Napier Group for approximately $1.4 million in cash. These Class A Units were originally subject to performance-based vesting criteria in connection with the 2011 reorganization transactions and did not vest during 2014 (Note 14).
Subsequent to the redemption, the Class A units will be retired and the Company will issue approximately 1.2 million shares of Class A restricted stock to certain of its employees. The restricted stock awards will vest over a six-year service period and will be entitled to dividends on Class A common stock during the vesting period. As a result of these transactions, the Company's ownership in Manning & Napier Group will increase.