Form 10-Q
period 2015-03-31
Manning & Napier, Inc.
filed 2015-05-07
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2015
Class A common stock, $0.01 par value per share	14,785,130
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$80,377	$124,992
Accounts receivable	21,889	23,704
Accounts receivable—Manning & Napier Fund, Inc.	13,245	15,579
Due from broker	4,909	5,391
Due from broker - consolidated funds	5,032	—
Investment securities, at fair value	25,210	26,915
Prepaid expenses and other assets	7,972	9,321
Total current assets	158,634	205,902
Property and equipment, net	7,327	7,456
Net deferred tax assets, non-current	41,848	42,581
Other long-term assets	1,476	1,534
Total assets	$209,285	$257,473

Liabilities
Accounts payable	$1,661	$2,906
Accrued expenses and other liabilities	33,191	50,779
Deferred revenue	13,495	12,812
Total current liabilities	48,347	66,497
Other long-term liabilities	3,065	3,116
Amounts payable under tax receivable agreement, non-current	39,166	39,149
Total liabilities	90,578	108,762
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 13,713,540 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	137	137
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	204,975	209,284
Retained deficit	(39,972)	(41,087)
Accumulated other comprehensive income	(1)	—
Total shareholders’ equity	165,139	168,334
Noncontrolling interests	(46,432)	(19,623)
Total shareholders’ equity and noncontrolling interests	118,707	148,711
Total liabilities, shareholders’ equity and noncontrolling interests	$209,285	$257,473
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Investment management services revenue	$90,426	$98,470
Expenses
Compensation and related costs	26,818	51,810
Distribution, servicing and custody expenses	16,832	18,440
Other operating costs	8,942	7,937
Total operating expenses	52,592	78,187
Operating income	37,834	20,283
Non-operating income (loss)
Interest expense	(3)	(3)
Interest and dividend income	163	214
Change in liability under tax receivable agreement	(17)	2,110
Net gains on investments	613	116
Total non-operating income (loss)	756	2,437
Income before provision for income taxes	38,590	22,720
Provision for income taxes	2,479	5,076
Net income attributable to controlling and noncontrolling interests	36,111	17,644
Less: net income attributable to noncontrolling interests	32,802	17,563
Net income attributable to Manning & Napier, Inc.	$3,309	$81

Net income per share available to Class A common stock
Basic	$0.24	$0.01
Diluted	$0.24	$0.01
Weighted average shares of Class A common stock outstanding
Basic	13,713,540	13,634,401
Diluted	13,914,908	13,751,690
Cash dividends declared per share of Class A common stock	$0.16	$0.16
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Net income attributable to controlling and noncontrolling interests	$36,111	$17,644
Net unrealized holding loss on investment securities, net of tax	(1)	—
Reclassification adjustment for realized losses on investment securities included in net income	—	1
Comprehensive income	$36,110	$17,645
Less: Comprehensive income attributable to noncontrolling interests	32,801	17,564
Comprehensive income attributable to Manning & Napier, Inc.	$3,309	$81
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2013	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$(22,790)	$145,789
Net income	—	—	—	—	—	81	—	17,563	17,644
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,972)	(26,972)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	1	—	1
Issuance of stock for restricted stock grants	13,923	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,165	—	—	19,519	22,684
Dividends declared on Class A common stock - $0.16 per share	—	—	—	—	—	(2,184)	—	—	(2,184)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	—	—	—	—	(3,856)	—	—	(26,472)	(30,328)
Balance—March 31, 2014	13,648,169	$136	1,000	$—	$208,297	$(42,647)	$—	$(39,152)	$126,634

Balance—December 31, 2014	13,713,540	$137	1,000	$—	$209,284	$(41,087)	$—	$(19,623)	$148,711
Net income	—	—	—	—	—	3,309	—	32,802	36,111
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,787)	(26,787)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	85	—	—	502	587
Dividends declared on Class A common stock - $0.16 per share	—	—	—	—	—	(2,194)	—	—	(2,194)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 3)	—	—	—	—	(4,394)	—	—	(33,326)	(37,720)
Balance—March 31, 2015	13,713,540	$137	1,000	$—	$204,975	$(39,972)	$(1)	$(46,432)	$118,707
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$36,111	$17,644
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	587	22,684
Depreciation and amortization	642	477
Change in amounts payable under tax receivable agreement	17	(2,110)
Net gains on investment securities	(613)	(116)
Deferred income taxes	720	3,478
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	1,815	(222)
Accounts receivable—Manning & Napier Fund, Inc.	2,334	40
Due from broker - consolidated funds	(5,000)	—
Prepaid expenses and other assets	1,387	313
Accounts payable	(1,245)	(173)
Accrued expenses and other liabilities	(16,856)	(13,682)
Deferred revenue	683	1,604
Other long-term liabilities	(71)	449
Net cash provided by operating activities	20,511	30,386
Cash flows from investing activities:
Purchase of property and equipment	(374)	(773)
Sale of investments	3,765	1,486
Purchase of investments	(1,998)	(4,082)
Proceeds from maturity of investments	—	100
Net cash provided by (used in) investing activities	1,393	(3,269)
Cash flows from financing activities:
Distributions to noncontrolling interests	(26,787)	—
Dividends paid on Class A common stock	(3,291)	(3,272)
Payment of shares withheld to satisfy withholding requirements	(64)	—
Payment of capital lease obligations	(51)	(60)
Purchase of Class A units of Manning & Napier Group, LLC	(36,326)	(30,328)
Net cash used in financing activities	(66,519)	(33,660)
Net decrease in cash and cash equivalents	(44,615)	(6,543)
Cash and cash equivalents:
Beginning of period	124,992	125,250
End of period	$80,377	$118,707
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. ("Manning & Napier", or the "Company") provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trusts, as well as a variety of consultative services that complement its investment process. Founded in 1970, the Company offers equity, fixed income and alternative strategies, as well as a range of blended asset portfolios, such as life cycle funds. Headquartered in Fairport, New York, the Company serves a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.
The Company is the sole managing member of Manning & Napier Group, LLC and its subsidiaries ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of March 31, 2015.

Public Investors
William Manning
100% Class A common stock
49.8% voting rights
100% economic rights
100% Class B common stock
50.2% voting rights
no economic rights
Manning & Napier, Inc.
Ticker: MN
Manning & Napier Capital Company, LLC
M&N Group Holdings, LLC
1.0% Class A units
1.0% voting and economic rights
15.6% Class A units
15.6% voting and economic rights
83.4% Class A units
83.4% voting and economic rights
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

Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. The financial data for the interim periods may not necessarily be indicative of results for future interim periods or for the full year.

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
Principles of Consolidation
As of March 31, 2015, Manning & Napier holds an approximately 15.6% economic interest in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company provides seed capital to its investment teams to develop new products and services for its clients. The original seed investment typically represents all or a majority of the equity investment in the new product. Pursuant to U.S. GAAP, the Company evaluates its seed investments on a regular basis and consolidates such investments for which it holds a controlling financial interest.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”) and the Exeter Trust Company Collective Investment Trusts (“CIT”). The Fund and CIT are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a voting interest entity (“VOE”). While the Company holds, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors and do not represent a majority voting interest in any fund), the Company does not have a controlling financial interest or a majority voting interest and, as such, does not consolidate these entities.
The Company is the General Partner of the MN Xenon Managed Futures Fund LP ("LP Fund"). The Company has determined that the LP Fund is not a VIE as (a) the entity has enough equity to finance its activities without additional financial support and (b) the limited partners, as a group, have the ability to remove the general partner ("kick-out rights") with a majority vote of partnership percentage. Under the voting interest model, the Company does not consolidate VOEs in which the presumption of control by the general partner is overcome by kick-out rights.
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
Due from broker
The Company and its consolidated funds conducts business with brokers for certain of its investment activities. The due from broker balances on the consolidated statements of financial condition represents cash held by brokers as collateral for managed futures.
Investment Securities

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds and hedge funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At March 31, 2015, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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
Certain investment advisory contracts provide for a performance-based fee, in addition to a base investment management fee, which is calculated as a percentage of cumulative profits over and above the aggregate of previous period cumulative profits. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period, when all contingencies are resolved, typically on a quarterly basis. For the three months ended March 31, 2015, the Company recognized approximately $0.1 million in performance fee income.
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
The Company's investments in the Fund amounted to approximately $0.2 million as of March 31, 2015 and December 31, 2014.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $45.2 million and $52.1 million for the three months ended March 31, 2015 and 2014, respectively. These amounts represent greater than 10% of the Company's revenue in each respective period.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2018 and requires either a retrospective or a modified retrospective approach to adoption. Early application is prohibited. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
Note 3—Noncontrolling Interests
Manning & Napier holds an approximately 15.6% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 84.4% aggregate economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended March 31,
	2015	2014
	(in thousands)
Income before provision for income taxes	$38,590	$22,720
Less: (loss) gain before provision for income taxes of Manning & Napier, Inc. (a)	(18)	2,105
Income before provision for income taxes, as adjusted	38,608	20,615
Controlling interest percentage (b)	14.5%	14.0%
Net income attributable to controlling interest	5,614	2,876
Plus: (loss) gain before provision for income taxes of Manning & Napier, Inc. (a)	(18)	2,105
Income before income taxes attributable to Manning & Napier, Inc.	5,596	4,981
Less: provision for income taxes of Manning & Napier, Inc. (c)	2,287	4,900
Net income attributable to Manning & Napier, Inc.	$3,309	$81
________________________

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $2.5 million and $5.1 million for the three months ended March 31, 2015 and 2014, respectively.

Pursuant to the exchange agreement entered into at the time of the Company's 2011 initial public offering ("IPO"), M&N Group Holdings and MNCC exchanged a total of 3,161,502 Class A units of Manning & Napier Group on March 31, 2015 for approximately $36.3 million in cash. Subsequent to the exchange, the Class A units were retired. In addition, on March 31, 2015, the Company purchased and retired 2,516,352 unvested Class A units of Manning & Napier Group held by M&N Group

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Holdings and MNCC at a predetermined cost basis for approximately $1.4 million in cash. These units were subject to performance-based vesting criteria in connection with the 2011 reorganization transactions and did not vest. These acquisitions of additional operating membership interests were treated as reorganizations of entities under common control as required by ASC 805 "Business Combinations".
As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to 15.6%. As of March 31, 2015, M&N Group Holdings and MNCC may exchange an aggregate of 67,896,484 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the Company's 2011 IPO.
At March 31, 2015 and December 31, 2014, the Company had recorded a liability of $41.3 million and $41.2 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the holders of Manning & Group. Of these amounts, $2.1 million were included in accrued expenses and other liabilities at March 31, 2015 and December 31, 2014, respectively. The Company made no payments pursuant to the TRA during the three months ended March 31, 2015 and 2014.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
During the three months ended March 31, 2015 and 2014, the Company distributed approximately $26.8 million and $27.0 million, respectively, to noncontrolling interests. None of these distributions are payments pursuant to the TRA.
Note 4—Investment Securities
The following represents the Company’s investment securities holdings as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.25%, 10/31/2015)	$2,107	$—	$(1)	$2,106
Trading securities
Equity securities				10,215
Fixed income securities				9,076
Mutual funds				166
Hedge funds				3,647
				23,104
Total investment securities				$25,210

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.25%, 10/31/2015)	$2,107	$—	$—	$2,107
Trading securities
Equity securities				12,048
Fixed income securities				9,366
Mutual funds				168
Hedge funds				3,226
				24,808
Total investment securities				$26,915
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds and hedge funds for which the Company provides advisory services. At March 31, 2015 and December 31, 2014, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.2 million and $0.5 million of net unrealized gains related to investments classified as trading during the three months ended March 31, 2015 and 2014, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes for compliance with certain regulatory requirements. As of March 31, 2015 and December 31, 2014, $0.6 million of these securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three months ended March 31, 2015 and 2014.
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
The following tables present the notional value and fair value as of March 31, 2015 and December 31, 2014 for derivative instruments not designated as hedging instruments:

	March 31, 2015
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$166,119	$306	$(240)
Index futures	2,035	37	(1)
Commodity futures	4,168	87	(38)
Currency futures	10,171	1	(140)
Total derivatives	$182,493	$431	$(419)

	December 31, 2014
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	106,932	162	(60)
Index futures	2,032	51	(16)
Commodity futures	3,506	41	(76)
Currency futures	10,017	162	(17)
Total derivatives	122,487	416	(169)
As of March 31, 2015 and December 31, 2014, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net gains (losses) on investments in the consolidated statements of operations. For the three months ended March 31, 2015, the average volume of derivative activity (measured in terms of notional value) was approximately $199.9 million. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in thousands)
Interest rate futures	$118	$(365)
Index futures	71	—
Commodity futures	20	—
Currency futures	294	—
Balance as of end of period	$503	$(365)
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

The following table presents the offsetting of managed futures as of March 31, 2015 and December 31, 2014:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
	(in thousands)
March 31, 2015	$(419)	$431	$12	$—	$—	$12
December 31, 2014	$(169)	$416	$247	$—	$—	$247
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
•Level 1—observable inputs such as quoted prices in active markets for identical securities;

•	Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and

•	Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$10,215	$—	$—	$10,215
Fixed income securities	1,100	7,976	—	9,076
Mutual funds	166	—	—	166
Hedge funds	—	3,647	—	3,647
U.S. Treasury notes	—	2,106	—	2,106
Derivatives	431	—	—	431
Total assets at fair value	$11,912	$13,729	$—	$25,641

Derivatives	$419	$—	$—	$419
Total liabilities at fair value	$419	$—	$—	$419

	December 31, 2014
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$12,048	$—	$—	$12,048
Fixed income securities	1,154	8,212	—	9,366
Mutual funds	168	—	—	168
Hedge funds	—	3,226	—	3,226
U.S. Treasury notes	—	2,107	—	2,107
Derivatives	416	—	—	416
Total assets at fair value	$13,786	$13,545	$—	$27,331

Securities sold, not yet purchased	$964	$—	$—	$964
Derivatives	169	—	—	169
Total liabilities at fair value	$1,133	$—	$—	$1,133

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
There were no Level 3 securities held by the Company at March 31, 2015 or December 31, 2014.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2015.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Accrued bonus and sales commissions	$12,396	$28,801
Accrued payroll and benefits	2,545	3,424
Accrued sub-transfer agent fees	7,801	8,108
Dividends payable	2,194	3,291
Amounts payable under tax receivable agreement	2,100	2,100
Securities sold, not yet purchased	—	964
Other accruals and liabilities	6,155	4,091
	$33,191	$50,779
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of March 31, 2015 and December 31, 2014, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$36,111	$17,644
Less: net income attributable to noncontrolling interests	32,802	17,563
Net income attributable to Manning & Napier, Inc.	$3,309	$81

Weighted average shares of Class A common stock outstanding - basic	13,713,540	13,634,401
Dilutive effect from restricted stock units	201,368	117,289
Weighted average shares of Class A common stock outstanding - diluted	13,914,908	13,751,690
Net income available to Class A common stock per share - basic	$0.24	$0.01
Net income available to Class A common stock per share - diluted	$0.24	$0.01
At March 31, 2015, the Company had outstanding under its 2011 Equity Compensation Plan 181,378 restricted stock units that have a performance condition. These units were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2015 because the performance conditions were not satisfied.
At March 31, 2015 and March 31, 2014 there were 67,896,484 and 73,762,186, respectively, Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to 67,896,484 and 73,762,186, respectively, shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of each respective reporting period. These units were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2015 and 2014 because the effect would have been anti-dilutive.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.
Note 11—Equity Based Compensation
The 2011 Equity Compensation Plan (the "Equity Plan") was adopted by the Company's board of directors and approved by the Company's stockholders prior to the consummation of the IPO. A total of 13,142,813 equity interests are authorized for issuance. The equity interests may be issued in the form of the Company's Class A common stock, restricted stock units, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group.
The following table summarizes stock award activity for the three months ended March 31, 2015 under the Company's Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2015	855,009	$15.32
Granted	—	$—
Vested	—	$—
Forfeited	(12,780)	$15.60
Stock awards outstanding at March 31, 2015	842,229	$15.31
There were no awards granted during the three months ended March 31, 2015. The weighted average grant date fair value of Equity Plan awards granted during the three months ended March 31, 2014 was $16.16, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. For such awards that vest over time, recipients are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.
For the three months ended March 31, 2015 and 2014, the Company recorded approximately $0.6 million and $0.8 million, respectively, of compensation expense related to awards under the Equity Plan. For the three-months ended March 31, 2014, the Company recognized approximately $21.9 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

As of March 31, 2015, there was unrecognized compensation expense related to Equity Plan awards of approximately $5.2 million, which the Company expects to recognize over a weighted average period of approximately 1.7 years.
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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended March 31,
	2015	2014
	(in thousands)
Earnings from continuing operations before income taxes	$38,590	$22,720
Effective tax rate	6.4%	22.3%
Provision for income taxes	2,479	5,076
Provision for income taxes @ 35%	13,507	7,952
Difference between tax at effective vs. statutory rate	$(11,028)	$(2,876)
For the three months ended March 31, 2015 and 2014, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the three months ended March 31, 2014, the benefit is partially offset by a $2.2 million impact from enacted changes in tax laws that lowered the Company's expectation of the future tax benefits under the tax receivable agreement.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees waived for the three months ended March 31, 2015 related to the Company's executive officers was less than $0.1 million.
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
Note 14—Subsequent Events
Distributions and dividends
On May 6, 2015, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million, of which approximately $26.2 million is expected to be payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 3, 2015 to shareholders of record as of July 15, 2015.
Issuance of Class A common stock
On April 16, 2015, the Company granted approximately 1.1 million of Class A common stock under the Equity Plan, the majority of which is granted to certain of its employees that will vest over a six-year service period. As a result of the aforementioned transaction, the Company's economic ownership interest in Manning & Napier Group increased.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Revolving Credit Agreement
On April 23, 2015, the Company, Manning & Napier Group and MNA (collectively, the "Borrowers") entered into a $100.0 million revolving credit agreement (the "Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and other lenders (collectively, the “Lenders”). The Credit Agreement has a four-year term, and amounts outstanding bear interest at either LIBOR or a base rate plus margin, at the option of the Borrowers. The Credit Agreement contains certain customary covenants that may impact the Borrowers' ability to incur additional debt, make investments, as well as require the Borrowers to maintain certain financial ratios.
Termination of Line of Credit
On April 23, 2015, the existing $10.0 million Note with M&T Bank was terminated in connection with entering into the Credit Agreement. There were no amounts outstanding under that facility.

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
Our assets under management (“AUM”) was $45.6 billion as of March 31, 2015. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	March 31, 2015
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$13,396.3	$10,551.8	$1,203.5	$25,151.6
Mutual funds and collective investment trusts	12,017.1	8,405.6	46.7	20,469.4
Total	$25,413.4	$18,957.4	$1,250.2	$45,621.0

The composition of our separately managed accounts as of March 31, 2015, by channel and portfolio, is set forth in the table below.

	March 31, 2015
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$9,591.0	$7,722.9	$1,037.1	$18,351.0
Intermediary Channel	3,801.9	885.6	166.4	4,853.9
Platform/Sub-advisor Channel	3.4	1,943.3	—	1,946.7
Total	$13,396.3	$10,551.8	$1,203.5	$25,151.6
Percentage of separate account AUM
Direct Channel	38%	31%	4%	73%
Intermediary Channel	15%	3%	1%	19%
Platform/Sub-advisor Channel	—%	8%	—%	8%
Total	53%	42%	5%	100%
Percentage of portfolio by channel
Direct Channel	72%	73%	86%	73%
Intermediary Channel	28%	8%	14%	19%
Platform/Sub-advisor Channel	—%	19%	—%	8%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	52%	42%	6%	100%
Intermediary Channel	79%	18%	3%	100%
Platform/Sub-advisor Channel	—%	100%	—%	100%
Our separate accounts contributed 35% of our total gross client inflows for the three months ended March 31, 2015 and represented 55% of our total AUM as of March 31, 2015.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 72% of the total gross client inflows for our separate account business for the three months ended March 31, 2015 and represented 73% of our total separate account AUM as of March 31, 2015. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the three months ended March 31, 2015, blended asset and equity portfolios represented 74% and 20%, respectively, of the separate account gross client inflows from the Direct Channel, while fixed income portfolios accounted for 6%. As of March 31, 2015, blended asset and equity portfolios represented 52% and 42%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 6%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Historically, relationships with larger institutions have been a driver of growth in separately managed account equity strategies. Going forward, we expect many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles to limit related custody expenses rather than separately managed accounts, and our U.S.-based equity strategies may continue to be attractive to large institutions in a separate account format.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the three months ended March 31, 2015, 14% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 14% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 27% of our total separate account AUM as of March 31, 2015.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the three months ended March 31, 2015, blended asset and equity portfolios represented 84%

and 15%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 1%. As of March 31, 2015, 79% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 18% allocated to equity and 3% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio for their clients.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the three months ended March 31, 2015, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios.
Our annualized separate account retention rate across all channels is approximately 95% during the three months ended March 31, 2015, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
During the three months ended March 31, 2015, market appreciation for our separate account AUM was 0.8%, including 0.3% in our blended assets, 1.3% in equity portfolios and 1.2% in our fixed income portfolios.
The composition of our mutual fund and collective investment trust AUM as of March 31, 2015, by portfolio, is set forth in the table below.

	March 31, 2015
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$12,017.1	$8,405.6	$46.7	$20,469.4
Our mutual funds and collective investment trusts contributed 65% of our total gross client inflows for the three months ended March 31, 2015 and represented 45% of our total AUM as of March 31, 2015. As of March 31, 2015, our mutual fund and collective investment trust AUM consisted of 59% from blended asset portfolios and 41% from equity portfolios. During the three months ended March 31, 2015, 67% and 31% of the gross client inflows were attributable to blended assets and equity portfolios, respectively. For the three months ended March 31, 2015, market appreciation for our mutual fund and collective investment trust AUM was 1.1%, including 0.9% in our blended assets and 1.3% in our equity portfolios, offset by market depreciation of 12.5% in our fixed income portfolios.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the three months ended March 31, 2015 and 2014.

Key Components of Results of Operations
Overview
Changes to our operating results over time are largely driven by net client asset flows and changes to the market value of our AUM. The line item "market appreciation/(depreciation) and other" within our AUM tables throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes investment gains/(losses) on assets under management and net flows from non-sales related activities including asset acquisitions and net reinvested dividends.
An important factor influencing inflows and outflows of our AUM is the investment performance of our various investment approaches. Our variety of stock selection strategies, absolute pricing discipline and active asset allocation management approach generally results in specific absolute and relative return characteristics in different market environments. For example, during a fundamental-driven bull market when prices are rising alongside improving fundamentals, we are likely to experience positive absolute returns and competitive relative returns. However, in a more momentum-driven bull market, when prices become disconnected from underlying fundamentals, or narrow market environment where a small handful of stocks outperform the average stock, we are likely to experience positive absolute returns but lagging relative returns. Similarly, during a valuation-driven bear market, when markets experience a period of price correction following a momentum-driven bull market, we are likely to experience negative absolute returns but strong relative returns. However, in a momentum-driven bear market, which is typically characterized by broad price declines in a highly correlated market, we are likely to experience negative absolute returns and potentially lagging relative returns. Essentially, our approach is likely to do well when markets are driven by fundamentals, but lag when markets are driven primarily by momentum.
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.

Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our investment vehicles for the three months ended March 31, 2015 and 2014.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2014	$25,408.7	$22,392.9	$47,801.6	53%	47%	100%
Gross client inflows	691.4	1,275.9	1,967.3
Gross client outflows	(1,140.4)	(3,434.7)	(4,575.1)
Market appreciation/(depreciation) & other	191.9	235.3	427.2
As of March 31, 2015	$25,151.6	$20,469.4	$45,621.0	55%	45%	100%
Average AUM for period	$25,430.0	$21,675.7	$47,105.7

As of December 31, 2013	$26,835.0	$23,991.2	$50,826.2	53%	47%	100%
Gross client inflows	716.3	1,689.7	2,406.0
Gross client outflows	(1,076.0)	(1,248.5)	(2,324.5)
Market appreciation (depreciation)	742.2	541.5	1,283.7
As of March 31, 2014	$27,217.5	$24,973.9	$52,191.4	52%	48%	100%
Average AUM for period	$26,900.4	$24,187.7	$51,088.1
The following tables reflect the indicated components of our AUM for our portfolios for the three months ended March 31, 2015 and 2014.

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2014	$25,279.0	$21,284.1	$1,238.5	$47,801.6	53%	44%	3%	100%
Gross client inflows	1,308.6	606.1	52.6	1,967.3
Gross client outflows	(1,312.2)	(3,213.2)	(49.7)	(4,575.1)
Market appreciation/(depreciation) & other	138.0	280.4	8.8	427.2
As of March 31, 2015	$25,413.4	$18,957.4	$1,250.2	$45,621.0	55%	42%	3%	100%
Average AUM for period	$25,374.6	$20,481.5	$1,249.6	$47,105.7

As of December 31, 2013	$23,710.2	$25,977.0	$1,139.0	$50,826.2	47%	51%	2%	100%
Gross client inflows	1,137.5	1,201.7	66.8	2,406.0
Gross client outflows	(942.9)	(1,299.1)	(82.5)	(2,324.5)
Market appreciation (depreciation)	608.5	660.3	14.9	1,283.7
As of March 31, 2014	$24,513.3	$26,539.9	$1,138.2	$52,191.4	47%	51%	2%	100%
Average AUM for period	$23,987.8	$25,967.9	$1,132.4	$51,088.1

The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and approximately 81% of our AUM as of March 31, 2015.

Key Strategies	AUM as of March 31, 2015 (in millions)	Inception Date	Annualized Returns as of March 31, 2015 (3)
			Inception	Market Cycle (1)	Ten Year	Five Year	Three Year	One Year
Long-Term Growth 30%-80% Equity Exposure	$11,475.1	1/1/1973	9.9%	6.8%	6.9%	8.7%	9.2%	3.5%
Blended Benchmark: 55% S&P 500 Total Return / 45% Barclays Government/Credit Bond			9.4%	5.2%	7.0%	10.3%	10.4%	9.7%
Growth with Reduced Volatility 20%-60% Equity Exposure	$5,278.9	1/1/1973	9.1%	6.3%	6.2%	7.2%	7.3%	2.9%
Blended Benchmark: 40% S&P 500 Total Return / 60% Barclays Government/Credit Bond			9.0%	1.4%	6.5%	8.8%	8.4%	8.7%
Aggregate Fixed Income	$463.9	1/1/1984	7.7%	5.4%	4.9%	4.3%	2.6%	3.6%
Benchmark: Barclays U.S. Aggregate Bond			7.7%	5.7%	4.9%	4.4%	3.1%	5.7%
Equity-Oriented	$3,326.9	1/1/1993	10.4%	7.1%	7.3%	9.7%	11.9%	4.1%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Barclays U.S. Aggregate Bond			8.7%	4.8%	7.5%	11.3%	12.4%	8.7%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,915.5	1/1/1995	11.6%	7.8%	8.3%	11.2%	14.2%	4.8%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			9.1%	4.5%	7.9%	12.7%	14.4%	9.6%
Core Non-U.S. Equity	$11,360.6	10/1/1996	8.0%	6.0%	5.6%	3.4%	4.3%	(9.4)%
Benchmark: ACWIxUS Index			5.3%	3.5%	5.5%	4.8%	6.4%	(1.0)%
Core U.S. Equity	$3,194.5	7/1/2000	7.4%	N/A (2)	8.4%	11.3%	14.6%	6.3%
Benchmark: Russell 3000® Index			5.0%	4.6%	8.4%	14.7%	16.4%	12.4%
__________________________

(1)	The Market Cycle performance numbers are calculated from April 1, 2000 to March 31, 2015.

(2)	Market Cycle performance not available given the product's July 1, 2000 inception date.

(3)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

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
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $20.5 billion, or 45%, of our AUM as of March 31, 2015, and investment management fees from these mutual funds and collective investment trusts were $45.2 million, or 50% of our revenues for the three months ended March 31, 2015. MNA also serves as the investment advisor to all of our separately managed accounts, managing $25.2 billion, or 55%, of our AUM as of March 31, 2015, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals and equity-based compensation issued under our equity compensation plan. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets, variations in the level of our AUM and revenues, changes in our stock price reflected in share-based compensation and/or the number of awards issued. In addition, incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over the trailing one-, two- and three-year time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary based on absolute and relative investment performance.

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various platforms that distribute our mutual funds and collective trust funds, as well as costs for custodial services and 12b-1 distribution. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries.

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
Noncontrolling Interests
Manning & Napier, Inc. holds an approximately 15.6% economic interest in Manning & Napier Group as of March 31, 2015 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income (loss) attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.
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

	Level 1	Level 2	Level 3	Total
	(in millions)
March 31, 2015	$27,047	$18,574	$—	$45,621
December 31, 2014	$28,641	$19,161	$—	$47,802
As substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM, as discussed in this Form 10-Q under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in “Part II. Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recent accounting pronouncements" to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information.
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Assets Under Management
The following table reflects changes in our AUM for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,		Period-to-Period
	2015	2014	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$25,408.7	$26,835.0	$(1,426.3)	(5)%
Gross client inflows	691.4	716.3	(24.9)	(3)%
Gross client outflows	(1,140.4)	(1,076.0)	(64.4)	6%
Market appreciation (depreciation) & other	191.9	742.2	(550.3)	(74)%
Ending assets under management	$25,151.6	$27,217.5	$(2,065.9)	(8)%
Mutual funds and collective investment trusts
Beginning assets under management	$22,392.9	$23,991.2	$(1,598.3)	(7)%
Gross client inflows	1,275.9	1,689.7	(413.8)	(24)%
Gross client outflows	(3,434.7)	(1,248.5)	(2,186.2)	175%
Market appreciation (depreciation) & other	235.3	541.5	(306.2)	(57)%
Ending assets under management	$20,469.4	$24,973.9	$(4,504.5)	(18)%
Total assets under management
Beginning assets under management	$47,801.6	$50,826.2	$(3,024.6)	(6)%
Gross client inflows	1,967.3	2,406.0	(438.7)	(18)%
Gross client outflows	(4,575.1)	(2,324.5)	(2,250.6)	97%
Market appreciation (depreciation) & other	427.2	1,283.7	(856.5)	(67)%
Ending assets under management	$45,621.0	$52,191.4	$(6,570.4)	(13)%
_______________________

Our total AUM decreased by $6.6 billion, or 13%, to $45.6 billion as of March 31, 2015 from $52.2 billion as of March 31, 2014. The $6.6 billion decrease in AUM from March 31, 2014 to March 31, 2015 was attributable to net client outflows of $6.0 billion and market depreciation of $0.6 billion. The net client outflows of $6.0 billion consisted of $2.4 billion of net outflows for separate accounts and $3.6 billion for mutual funds and collective investment trusts.
For the three months ended March 31, 2015, our AUM decreased by $2.2 billion as compared to an increase of $1.4 billion for the three months ended March 31, 2014. For the three months ended March 31, 2015, gross client inflows decreased by $0.4 billion as compared to the three months ended March 31, 2014, while gross client outflows increased by $2.3 billion for the same period. Additionally, we experienced market appreciation and other AUM changes of $0.4 billion for the three months ended March 31, 2015 compared to $1.3 billion for the three months ended March 31, 2014.
The total AUM decrease of $2.2 billion, or 4.6%, to $45.6 billion at March 31, 2015 from $47.8 billion at December 31, 2014 was attributable net client cash outflows of $2.6 billion offset by market appreciation of $0.4 billion. Our net client flows were comprised of separate accounts net client outflows of approximately $0.4 billion and net outflows from our mutual funds and collective investment trusts of approximately $2.2 billion.
With regard to our separate accounts, gross client inflows of $0.7 billion were offset by gross client outflows of $1.1 billion. For the three months ended March 31, 2015, blended asset net flows increased slightly while equity portfolios experienced $0.5 billion in net client outflows. Our annualized separate account retention rate is 95% for the three months ended March 31, 2015, compared to 92% for the full year 2014. In addition, our separate account clients redeemed assets at a rate of 13% in the quarter, which is in line with the 12% redemption rate from existing accounts that we have observed over the trailing 12 months.
Net client outflows of $2.2 billion from our mutual fund and collective investment trusts included gross client inflows of $1.3 billion offset by gross client outflows of $3.4 billion. Approximately $1.7 billion of net client outflows occurred in our World Opportunities Series, $0.2 billion in our Overseas Series and $0.2 billion in our Equity Series. The outflows were largely attributable to certain platform relationships reducing their allocation to core international equities and relative underperformance.
Net client outflows offset by market appreciation during the three months ended March 31, 2015 constituted a 4.6% rate of decrease in our total AUM. The investment gain was 0.8% in separately managed accounts and 1.1% in mutual funds and collective investment trusts.
The rate of change in AUM during the three months ended March 31, 2015 was most significant in our equity portfolio with a decrease of $2.3 billion or 11%. Our blended asset portfolio and our fixed income portfolio each increased 1% . The rates of change in AUM was most significant in our equity portfolios from March 31, 2014 to March 31, 2015, with a decrease of $7.6 billion or 29%, over this period, while our blended asset portfolio and fixed income portfolios increased by 4% and 10% respectively.
As of March 31, 2015, the composition of our AUM was 45% in mutual funds and collective investment trusts and 55% in separate accounts, compared to 48% in mutual funds and collective investment trusts and 52% in separate accounts at March 31, 2014. The composition of our AUM across portfolios at March 31, 2015 was 55% in blended assets, 42% in equity, and 3% in fixed income, compared to 47% in blended assets, 51% in equity, and 2% in fixed income at March 31, 2014.

The following table sets forth our results of operations and related data for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,		Period-to-Period
	2015	2014	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$90,426	$98,470	$(8,044)	(8)%
Expenses
Compensation and related costs	26,818	51,810	(24,992)	(48)%
Distribution, servicing and custody expenses	16,832	18,440	(1,608)	(9)%
Other operating costs	8,942	7,937	1,005	13%
Total operating expenses	52,592	78,187	(25,595)	(33)%
Operating income	37,834	20,283	17,551	87%
Non-operating income (loss)
Non-operating income (loss), net	756	2,437	(1,681)	(69)%
Income before provision for income taxes	38,590	22,720	15,870	70%
Provision for income taxes	2,479	5,076	(2,597)	(51)%
Net income attributable to controlling and noncontrolling interests	36,111	17,644	18,467	105%
Less: net income attributable to noncontrolling interests	32,802	17,563	15,239	87%
Net income attributable to Manning & Napier, Inc.	$3,309	$81	$3,228	*
Per Share Data
Net income per share available to Class A common stock
Basic	$0.24	$0.01
Diluted	$0.24	$0.01
Weighted average shares of Class A common stock outstanding
Basic	13,713,540	13,634,401
Diluted	13,914,908	13,751,690
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic income (1)	$38,590	$44,661	$(6,071)	(14)%
Economic net income (1)	$24,312	$27,578	$(3,266)	(12)%
Economic net income per adjusted share (1)	$0.28	$0.31
Weighted average adjusted Class A common stock outstanding (1)	88,078,806	89,889,021
_______________________

(1)
For the period ending March 31, 2015, economic income, a non-GAAP measure, is equivalent to income before provision for income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $8.0 million, or 8%, to $90.4 million for the three months ended March 31, 2015 from $98.5 million for the three months ended March 31, 2014. This decrease is driven primarily by a $4.0 billion, or 8%, decrease in our average AUM to $47.1 billion for the three months ended March 31, 2015 from $51.1 billion for the three months ended March 31, 2014.

Our average separately managed account fee increased slightly to 63 basis points for the three months ended March 31, 2015 compared to 61 basis points for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, separately managed account standard fees ranged from 15 basis points to 125 basis points depending on investment objective and account size. As of March 31, 2015, the concentration of assets in our separately managed accounts was 53% blended assets, 42% equity and 5% fixed income, compared to 49% blended assets, 47% equity and 4% fixed income as of March 31, 2014.
Our average fee on mutual fund and collective investment trust products decreased to 85 basis points for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 of 88 basis points. The management fees earned on our mutual fund and collective investment trust management fees ranged from 24 basis points to 100 basis points, depending on investment strategy, for the three months ended March 31, 2015 and 2014. As of March 31, 2015 the concentration of assets in our mutual fund and collective investment trusts was 59% blended assets and 41% equity, compared to 45% blended assets and 55% equity of March 31, 2014.
Operating Expenses
Our operating expenses decreased by $25.6 million, or 33%, to $52.6 million for the three months ended March 31, 2015 from $78.2 million for the three months ended March 31, 2014.
Compensation and related costs decreased by $25.0 million, or 48%, to $26.8 million for the three months ended March 31, 2015 from $51.8 million for the three months ended March 31, 2014. This change was driven primarily by the completion of the vesting of pre-IPO ownership interests in 2014 and as such, we no longer record non-cash reorganization-related share based compensation. Included within compensation and related costs for the three months ended March 31, 2014 was approximately $21.9 million of non-cash reorganization-related share based compensation. The remaining decrease of $3.1 million was due to lower incentive compensation costs for our analyst team resulting from investment performance for the respective periods. Included within compensation and related costs was $0.6 million and $0.9 million of equity-based compensation charges under our 2011 long-term incentive plan for the three months ended March 31, 2015 and 2014, respectively. We would expect equity-based compensation charges to increase in future periods as a result of the approximately 1.1 million of awards issued on April 16, 2015. When considered as a percentage of revenue, compensation and related costs for the three months ended March 31, 2015 was 30% compared to 30% for the three months ended March 31, 2014 when excluding non-cash reorganization-related share-based compensation charges.
Distribution, servicing and custody expenses decreased by $1.6 million, or 9%, to $16.8 million for the three months ended March 31, 2015 from $18.4 million for the three months ended March 31, 2014. The decrease was generally driven by a 10% decrease in mutual funds and collective investment trusts average AUM for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense was 37% for the three months ended March 31, 2015, compared to 35% for the three months ended March 31, 2014.
Other operating costs increased by $1.0 million, or 13%, to $8.9 million for the three months ended March 31, 2015 from $7.9 million for the three months ended March 31, 2014. As a percentage of revenue, other operating costs for the three months ended March 31, 2015 was 10% compared to 8% for 2014.
Non-Operating Income (Loss)
Non-operating income for the three months ended March 31, 2015 was $0.8 million, compared to $2.4 million of income for the three months ended March 31, 2014. Non-operating income reported in the first quarter of 2014 was primarily attributable to $2.1 million of income resulting from enacted changes in tax laws, which reduced expected tax benefits and subsequent payment of such benefits under the tax receivable agreement. Excluding the impact from these tax law changes, the increase in non-operating income is primarily due to the performance on investments held by the Company to provide initial cash seeding for product development purposes.
Provision for Income Taxes
The Company’s tax provision decreased by $2.6 million, or 51%, to $2.5 million for the three months ended March 31, 2015 from $5.1 million for the three months ended March 31, 2014. The decrease was primarily the result of a $2.2 million impact from enacted changes in tax laws during the three months ended March 31, 2014 that lowered the Company's expectation of the future tax benefits under the tax receivable agreement. The remaining decrease is driven by a decrease in taxable earnings as compared to the prior year.
Supplemental Non-GAAP Financial Information
To provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated statements of operations presented on a GAAP basis with non-GAAP financial measures of earnings.

Management used economic income and continues to use economic net income, and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of its business.
Economic income and economic net income are not presented in accordance with GAAP. Economic income for periods prior to the first quarter of 2015, excluded from income before provision for income taxes the reorganization-related share-based compensation, which resulted in non-cash compensation expense reported over the vesting period. Upon the consummation of our initial public offering, the vesting terms related to the ownership by our employees, other than William Manning, were modified such that 85% of their pre-initial public offering ownership interests were subject to service and performance-based vesting through 2014. Such new vesting terms did not result in an increase to the number of outstanding shares of the Company’s Class A common stock or the adjusted share count. As a result of such vesting requirements, the Company recognized non-cash compensation charges through 2014. For the three months ended March 31, 2015, economic income is equivalent to income before provision for income taxes.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to the Company and represents an estimate of income tax expense at an effective rate of 37% on income before taxes for the three months ended March 31, 2015 and 38.25% on economic income for each other period, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group and unvested restricted stock units (RSUs) are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
	(in thousands, except share data)
Economic income	$38,590	$44,661
Economic net income	$24,312	$27,578
Economic net income per adjusted share	$0.28	$0.31
Weighted average adjusted Class A common stock outstanding	88,078,806	89,889,021

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended March 31,
	2015	2014
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$3,309	$81
Plus: net income attributable to noncontrolling interests	32,802	17,563
Net income attributable to controlling and noncontrolling interests	36,111	17,644
Provision for income taxes	2,479	5,076
Income before provision for income taxes	38,590	22,720
Reorganization-related share-based compensation	—	21,941
Economic income	38,590	44,661
Adjusted income taxes	14,278	17,083
Economic net income	$24,312	$27,578

Net income available to Class A common stock per basic share	$0.24	$0.01
Plus: net income attributable to noncontrolling interests per basic share	2.39	1.29
Net income attributable to controlling and noncontrolling interests per basic share	2.63	1.30
Provision for income taxes per basic share	0.18	0.37
Income before provision for income taxes per basic share	2.81	1.67
Reorganization-related share-based compensation per basic share	—	1.61
Economic income per basic share	2.81	3.28
Adjusted income taxes per basic share	1.04	1.25
Economic net income per basic share	1.77	2.03
Less: impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to Class A common stock	(1.49)	(1.72)
Economic net income per adjusted share	$0.28	$0.31
Weighted average shares of Class A common stock outstanding - Basic	13,713,540	13,634,401
Weighted average exchangeable units of Manning & Napier Group, LLC	73,511,251	75,837,703
Weighted average restricted stock units	854,015	416,917
Weighted average adjusted Class A common stock outstanding	88,078,806	89,889,021

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable, amounts due from broker and investment securities held by us for the purpose of providing initial cash seeding for product development purposes. The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$80,377	$124,992
Accounts receivable	$35,134	$39,283
Due from broker	$4,909	$5,391
Due from broker - consolidated funds	$5,032	$—
Investment securities	$25,210	$26,915
Amounts payable under tax receivable agreement (1)	$41,266	$41,249
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of March 31, 2015 and December 31, 2014, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions. On April 23, 2015, we entered into a $100.0 million revolving credit agreement and also terminated our previously existing and unused $10.0 million line of credit. See Note 14, "Subsequent Events" to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information.
We believe cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, cash generated by operations and availability under our credit agreement will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2015 and 2014. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the tax receivable agreement, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, as well as purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Three months ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$20,511	$30,386
Net cash provided by (used in) investing activities	1,393	(3,269)
Net cash used in financing activities	(66,519)	(33,660)
Net change in cash and cash equivalents	$(44,615)	$(6,543)
Three months ended March 31, 2015 Compared to Three months ended March 31, 2014
Operating Activities
Operating activities provided $20.5 million and $30.4 million of net cash for the three months ended March 31, 2015 and 2014, respectively. This overall $9.9 million decrease in net cash provided by operating activities for the three months ended March 31, 2015 compared to 2014 was due to a decrease in net income after adjustment for non-cash items of approximately $4.6 million driven by decreased revenues resulting primarily from changes in our average AUM. The decrease was also due to

$5.0 million of cash used by consolidated funds as collateral for managed futures trading activity, as well as a decrease of $0.3 million in operating assets and liabilities.
Investing Activities
Investing activities provided $1.4 million and used $3.3 million of net cash for the three months ended March 31, 2015 and 2014, respectively. The increase in cash provided by investing activities was primarily driven by changes in investing activities of $4.3 million due to the Company's funding of and timing of activity within our investment securities designated as trading for the seeding of new products. In addition, property and equipment purchases decreased by $0.4 million for the three months ended March 31, 2015 compared to 2014.
Financing Activities
Financing activities used $66.5 million and $33.7 million of net cash for the three months ended March 31, 2015 and 2014, respectively. This overall $32.9 million increase in net cash used in financing activities was primarily the result of the increase in distributions to noncontrolling interests of $26.8 million for the three months ended March 31, 2015 compared to 2014, due to the timing of the distributions to noncontrolling interests for the three months ended March 31, 2014 occurring in the second quarter of 2014. In addition, the Company utilized an additional $6.0 million of cash related to the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of the Company's initial public offering of $36.3 million in 2015, compared $30.3 million in 2014. This increase in cash used was due to a larger number of units exchanged in 2015.
Dividends
On October 29, 2014, the Board of Directors declared a $0.24 per share dividend to the holders of Class A common stock. The dividend was paid on February 2, 2015 to shareholders of record as of January 15, 2015.
On March 6, 2015, the Board of Directors declared a $0.16 per share divided to the holders of Class A common stock. The dividend was paid on May 1, 2015 to shareholders of record as of April 15, 2015.
On May 6, 2015, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 3, 2015 to shareholders of record as of July 15, 2015.
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
Contractual Obligations

There have been no material changes in our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2015.
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
The value of our AUM was $45.6 billion as of March 31, 2015. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.6 billion, which would cause an annualized increase or decrease in revenues of approximately $35.6 million at our current weighted average fee rate of 0.78%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities and investments in mutual funds, including the Fund for which MNA provides advisory services. The value of these investment securities was $25.2 million as of March 31, 2015 of which $23.1 million is classified as trading, and $2.1 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $2.5 million at March 31, 2015. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $45.6 billion as of March 31, 2015. As of March 31, 2015, approximately 24% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 24% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $1.1 billion, which would cause an annualized increase or decrease in revenues of approximately $8.5 million at our current weighted average fee rate of 0.78%.
Interest Rate Risk
At March 31, 2015, the Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of March 31, 2015. Additionally, given the current level of income we earn from our cash and cash equivalent balances, interest rate changes would not have a material impact on us.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014 risk factors relating to our business, our industry, our structure and our Class A common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning our company. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2014.
Item 6. Exhibits

Exhibit No.	Description

10.1
Credit Agreement, dated April 23, 2015, among Manning & Napier, Inc. and Manning & Napier Group, LLC and Manning & Napier Advisors, LLC, as borrowers, and Wells Fargo Bank, National Association, as administrative agent, lender, swingline lender and issuing bank, Manufacturers and Traders Trust Company, as syndication agent and lender, and First Niagara Bank, The Bank of New York Mellon, and The Huntington National Bank, as lenders. (1)

10.2
Guaranty, dated April 23, 2015, of the obligations of the Borrowers under the Credit Agreement, given to the Lenders by Manning & Napier, Inc. and the following direct or indirect subsidiaries of Manning & Napier Group, LLC: Manning & Napier Alternative Opportunities, LLC, Manning & Napier Information Services, LLC, Perspective Partners, LLC, Manning & Napier Benefits, LLC, M&N Alternatives Management, LLC, and M&N Xenon Partners Holdings, LLC. (2)

10.3	Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated March 31, 2015 (3)

10.4	Form of Redemption Agreement between Manning & Napier Capital Company and Manning & Napier Group, LLC, dated March 31, 2015 (4)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

__________________________

(1)	Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 24, 2015

(2)	Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 24, 2015

(3)	Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2015

(4)	Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2015

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: May 7, 2015	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)