Form 10-Q
period 2015-06-30
Manning & Napier, Inc.
filed 2015-08-07
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2015
Class A common stock, $0.01 par value per share	14,775,130
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$94,600	$124,992
Accounts receivable	19,942	23,704
Accounts receivable—Manning & Napier Fund, Inc.	11,998	15,579
Due from broker	4,678	5,391
Due from broker - consolidated funds	4,388	—
Investment securities	24,598	26,915
Investment securities - consolidated funds	975	—
Prepaid expenses and other assets	7,933	9,321
Total current assets	169,112	205,902
Property and equipment, net	6,994	7,456
Net deferred tax assets, non-current	41,267	42,581
Other long-term assets	1,417	1,534
Total assets	$218,790	$257,473

Liabilities
Accounts payable	$1,159	$2,906
Accrued expenses and other liabilities	40,665	50,779
Deferred revenue	12,361	12,812
Total current liabilities	54,185	66,497
Other long-term liabilities	3,088	3,116
Amounts payable under tax receivable agreement, non-current	39,166	39,149
Total liabilities	96,439	108,762
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 14,785,130 and 13,713,540 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	148	137
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	205,271	209,284
Retained deficit	(38,834)	(41,087)
Accumulated other comprehensive income	(1)	—
Total shareholders’ equity	166,584	168,334
Noncontrolling interests	(44,233)	(19,623)
Total shareholders’ equity and noncontrolling interests	122,351	148,711
Total liabilities, shareholders’ equity and noncontrolling interests	$218,790	$257,473
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Investment management services revenue	$86,973	$103,864	$177,399	$202,334
Expenses
Compensation and related costs	28,309	56,148	55,127	107,958
Distribution, servicing and custody expenses	15,840	19,964	32,672	38,404
Other operating costs	9,036	8,565	17,978	16,502
Total operating expenses	53,185	84,677	105,777	162,864
Operating income	33,788	19,187	71,622	39,470
Non-operating income (loss)
Interest expense	(81)	(4)	(84)	(7)
Interest and dividend income	158	195	321	409
Change in liability under tax receivable agreement	—	—	(17)	2,110
Net gains (losses) on investments	(1,576)	717	(963)	833
Total non-operating income (loss)	(1,499)	908	(743)	3,345
Income before provision for income taxes	32,289	20,095	70,879	42,815
Provision for income taxes	2,081	2,360	4,560	7,436
Net income attributable to controlling and noncontrolling interests	30,208	17,735	66,319	35,379
Less: net income attributable to noncontrolling interests	26,705	17,036	59,507	34,599
Net income attributable to Manning & Napier, Inc.	$3,503	$699	$6,812	$780

Net income per share available to Class A common stock
Basic	$0.24	$0.05	$0.48	$0.06
Diluted	$0.23	$0.05	$0.47	$0.06
Weighted average shares of Class A common stock outstanding
Basic	13,739,923	13,667,861	13,726,804	13,651,223
Diluted	14,002,133	13,820,309	13,965,655	13,788,381
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.32	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to controlling and noncontrolling interests	$30,208	$17,735	$66,319	$35,379
Net unrealized holding loss on investment securities, net of tax	—	—	(1)	—
Reclassification adjustment for realized losses on investment securities included in net income	—	—	—	1
Comprehensive income	$30,208	$17,735	$66,318	$35,380
Less: Comprehensive income attributable to noncontrolling interests	26,705	17,036	$59,506	$34,600
Comprehensive income attributable to Manning & Napier, Inc.	$3,503	$699	$6,812	$780
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2013	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$(22,790)	$145,789
Net income	—	—	—	—	—	780	—	34,599	35,379
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(53,809)	(53,809)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	1	—	1
Common stock issued under equity compensation plan	69,923	1	—	—	—	—	—	—	1
Equity-based compensation	—	—	—	—	6,577	—	—	39,846	46,423
Dividends declared on Class A common stock - $0.32 per share	—	—	—	—	—	(4,377)	—	—	(4,377)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	—	—	—	—	(5,653)	—	—	(26,530)	(32,183)
Balance—June 30, 2014	13,704,169	$137	1,000	$—	$209,912	$(44,141)	$—	$(28,684)	$137,224

Balance—December 31, 2014	13,713,540	$137	1,000	$—	$209,284	$(41,087)	$—	$(19,623)	$148,711
Net income	—	—	—	—	—	6,812	—	59,507	66,319
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(52,908)	(52,908)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(1)	—	(1)
Common stock issued under equity compensation plan	1,071,590	11	—	—	(11)	—	—	—	—
Equity-based compensation	—	—	—	—	392	—	—	2,117	2,509
Dividends declared on Class A common stock - $0.32 per share	—	—	—	—	—	(4,559)	—	—	(4,559)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 3)	—	—	—	—	(4,394)	—	—	(33,326)	(37,720)
Balance—June 30, 2015	14,785,130	$148	1,000	$—	$205,271	$(38,834)	$(1)	$(44,233)	$122,351
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$66,319	$35,379
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,509	46,423
Depreciation and amortization	1,255	1,007
Change in amounts payable under tax receivable agreement	17	(2,110)
Net losses (gains) on investment securities	963	(833)
Deferred income taxes	1,300	3,975
Amortization of debt issuance costs	26	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	3,762	(2,880)
Accounts receivable—Manning & Napier Fund, Inc.	3,581	(336)
Due from broker - consolidated funds	(5,000)	—
Investment securities - consolidated funds	(1,000)	—
Prepaid expenses and other assets	2,037	(257)
Accounts payable	(1,747)	(312)
Accrued expenses and other liabilities	(8,186)	2,925
Deferred revenue	(451)	906
Other long-term liabilities	(122)	942
Net cash provided by operating activities	65,263	84,829
Cash flows from investing activities:
Purchase of property and equipment	(450)	(1,477)
Sale of investments	6,645	5,036
Purchase of investments	(4,967)	(7,792)
Acquisitions, net of cash received	—	(2,068)
Proceeds from maturity of investments	—	100
Net cash provided by (used in) investing activities	1,228	(6,201)
Cash flows from financing activities:
Distributions to noncontrolling interests	(52,908)	(53,809)
Dividends paid on Class A common stock	(5,485)	(5,456)
Payment of shares withheld to satisfy withholding requirements	(64)	—
Payment of capital lease obligations	(94)	(138)
Purchase of Class A units of Manning & Napier Group, LLC	(37,720)	(32,401)
Payment of debt issuance costs	(612)	—
Net cash used in financing activities	(96,883)	(91,804)
Net decrease in cash and cash equivalents	(30,392)	(13,176)
Cash and cash equivalents:
Beginning of period	124,992	125,250
End of period	$94,600	$112,074
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
The Company is the sole managing member of Manning & Napier Group, LLC and its subsidiaries ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of June 30, 2015.

Public Investors
William Manning
100% Class A common stock
49.8% voting rights
100% economic rights
100% Class B common stock
50.2% voting rights
no economic rights
Manning & Napier, Inc.
Ticker: MN
Manning & Napier Capital Company, LLC
M&N Group Holdings, LLC
1.0% Class A units
1.0% voting and economic rights
16.7% Class A units
16.7% voting and economic rights
82.3% Class A units
82.3% voting and economic rights
Manning & Napier Group, LLC (1)

(1)
The operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Alternative Opportunities, LLC, Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

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
Principles of Consolidation
As of June 30, 2015, Manning & Napier holds an approximately 16.7% economic interest in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds and hedge funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At June 30, 2015, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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
Certain investment advisory contracts provide for a performance-based fee, in addition to a base investment management fee, which is calculated as a percentage of cumulative profits over and above the aggregate of previous period cumulative profits. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period, when all contingencies are resolved, typically on a quarterly basis. For the three and six months ended June 30, 2015, the Company recognized less than $0.1 million and approximately $0.1 million, respectively, in performance fee income.
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
The Company's investments in the Fund amounted to approximately $1.1 million as of June 30, 2015 and $0.2 million as of December 31, 2014.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $42.2 million and $87.4 million for the three and six months ended June 30, 2015, respectively, and $55.9 million and $108.0 million for the three and six months ended June 30, 2014, respectively. These amounts represent greater than 10% of the Company's revenue in each respective period.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2018 and requires either a retrospective or a modified retrospective approach to adoption. Early application is permitted. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835). The ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from that debt liability. The new guidance will be effective on January 1, 2016. Early adoption is permitted. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
Note 3—Noncontrolling Interests
Manning & Napier holds an approximately 16.7% economic interest in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 83.3% aggregate economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings or loss attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Income before provision for income taxes	$32,289	$20,095	$70,879	$42,815
Less: (loss) gain before provision for income taxes of Manning & Napier, Inc. (a)	(6)	(4)	(24)	2,101
Income before provision for income taxes, as adjusted	32,295	20,099	70,903	40,714
Controlling interest percentage (b)	16.7%	14.4%	15.6%	14.2%
Net income attributable to controlling interest	5,454	2,892	11,068	5,769
Plus: (loss) gain before provision for income taxes of Manning & Napier, Inc. (a)	(6)	(4)	(24)	2,101
Income before income taxes attributable to Manning & Napier, Inc.	5,448	2,888	11,044	7,870
Less: provision for income taxes of Manning & Napier, Inc. (c)	1,945	2,189	4,232	7,090
Net income attributable to Manning & Napier, Inc.	$3,503	$699	$6,812	$780
________________________

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $2.1 million

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

and $4.6 million for the three and six months ended June 30, 2015, respectively, and approximately $2.4 million and $7.4 million for the three and six months ended June 30, 2014, respectively.

On March 31, 2015, M&N Group Holdings and MNCC exchanged a total of 3,161,502 Class A units of Manning & Napier Group for approximately $36.3 million in cash. Subsequent to the exchange, the Class A units were retired. On March 31, 2015, the Company also purchased and retired 2,516,352 unvested Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC at a predetermined cost basis for approximately $1.4 million in cash. These units were subject to performance-based vesting criteria in connection with the 2011 reorganization transactions and did not vest. In addition, on April 16, 2015, the Company granted approximately 1.1 million of Class A common stock awards under the 2011 Equity Compensation Plan (the "Equity Plan") (Note 11) for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group. These acquisitions of additional operating membership interests were treated as reorganizations of entities under common control as required by ASC 805 "Business Combinations".
As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to 16.7%. As of June 30, 2015, M&N Group Holdings and MNCC may exchange an aggregate of 67,896,484 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the Company's 2011 IPO.
At June 30, 2015 and December 31, 2014, the Company had recorded a liability of $41.3 million and $41.2 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the holders of Manning & Group. Of these amounts, $2.1 million were included in accrued expenses and other liabilities at June 30, 2015 and December 31, 2014, respectively. The Company made no payments pursuant to the TRA during the six months ended June 30, 2015 and 2014.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
During the six months ended June 30, 2015 and 2014, the Company distributed approximately $52.9 million and $53.8 million, respectively, to noncontrolling interests. None of these distributions are payments pursuant to the TRA.
Note 4—Investment Securities
The following represents the Company’s investment securities holdings as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.25%, 10/31/2015)	$2,107	$—	$(1)	$2,106
Trading securities
Equity securities				10,390
Fixed income securities				8,670
Mutual funds				121
Mutual funds - consolidated funds				975
Hedge funds				3,311
				23,467
Total investment securities				$25,573

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.25%, 10/31/2015)	$2,107	$—	$—	$2,107
Trading securities
Equity securities				12,048
Fixed income securities				9,366
Mutual funds				168
Hedge funds				3,226
				24,808
Total investment securities				$26,915
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds and hedge funds for which the Company provides advisory services. At June 30, 2015 and December 31, 2014, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.4 million of net unrealized losses and $0.3 million of net unrealized gains related to investments classified as trading during the six months ended June 30, 2015 and 2014, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes for compliance with certain regulatory requirements. As of June 30, 2015 and December 31, 2014, $0.6 million of these securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the six months ended June 30, 2015 and 2014.
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
The following tables present the notional value and fair value as of June 30, 2015 and December 31, 2014 for derivative instruments not designated as hedging instruments:

	June 30, 2015
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$220,377	$248	$(202)
Index futures	2,015	4	(18)
Commodity futures	3,765	78	(63)
Currency futures	10,996	71	(12)
Total derivatives	$237,153	$401	$(295)

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2014
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$106,932	$162	$(60)
Index futures	2,032	51	(16)
Commodity futures	3,506	41	(76)
Currency futures	10,017	162	(17)
Total derivatives	$122,487	$416	$(169)
As of June 30, 2015 and December 31, 2014, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net gains (losses) on investments in the consolidated statements of operations. For the six months ended June 30, 2015, the average volume of derivative activity (measured in terms of notional value) was approximately $233.1 million. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest rate futures	$(661)	$(191)	$(543)	$(556)
Index futures	19	69	90	69
Commodity futures	3	(60)	23	(60)
Currency futures	(236)	35	59	35
Balance as of end of period	$(875)	$(147)	$(371)	$(512)
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

The following table presents the offsetting of managed futures as of June 30, 2015 and December 31, 2014:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
	(in thousands)
June 30, 2015	$(295)	$401	$106	$—	$—	$106
December 31, 2014	$(169)	$416	$247	$—	$—	$247
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$10,390	$—	$—	$10,390
Fixed income securities	1,093	7,577	—	8,670
Mutual funds	121	—	—	121
Mutual funds - consolidated funds	975	—	—	975
Hedge funds	—	3,311	—	3,311
U.S. Treasury notes	—	2,106	—	2,106
Derivatives	401	—	—	401
Total assets at fair value	$12,980	$12,994	$—	$25,974

Derivatives	$295	$—	$—	$295
Total liabilities at fair value	$295	$—	$—	$295

	December 31, 2014
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$12,048	$—	$—	$12,048
Fixed income securities	1,154	8,212	—	9,366
Mutual funds	168	—	—	168
Hedge funds	—	3,226	—	3,226
U.S. Treasury notes	—	2,107	—	2,107
Derivatives	416	—	—	416
Total assets at fair value	$13,786	$13,545	$—	$27,331

Securities sold, not yet purchased	$964	$—	$—	$964
Derivatives	169	—	—	169
Total liabilities at fair value	$1,133	$—	$—	$1,133

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
There were no Level 3 securities held by the Company at June 30, 2015 or December 31, 2014.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2015.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Accrued bonus and sales commissions	$22,388	$28,801
Accrued payroll and benefits	2,879	3,424
Accrued sub-transfer agent fees	6,608	8,108
Dividends payable	2,364	3,291
Amounts payable under tax receivable agreement	2,100	2,100
Securities sold, not yet purchased	—	964
Other accruals and liabilities	4,326	4,091
	$40,665	$50,779
Note 8—Borrowings
Revolving Credit Facility
On April 23, 2015, Manning & Napier, Inc., Manning & Napier Group and MNA (collectively, the "Borrowers") entered into an unsecured revolving credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, lender, swingline lender and issuing bank, Manufacturers and Traders Trust Company, as syndication agent and lender, and First Niagara Bank, The Bank of New York Mellon, and The Huntington National Bank, as lenders (collectively, the "Lenders") that has a four-year term (until April 23, 2019) and provides borrowing capacity of up to $100.0 million, with a feature providing for an increase in the line to $150.0 million on approval by the lending group. The Credit Agreement also provides for a $5.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swingline facility. At June 30, 2015, there were no amounts outstanding under the Credit Agreement and the Company had the capacity to draw on the entire $100.0 million under the Credit Agreement. The Company incurred approximately $0.6 million of issuance costs to enter this facility. These costs are being amortized to interest expense over the contractual term of the Credit Agreement
Amounts outstanding under the Credit Agreement bear interest at an annual rate equal to, at the Company's option, either LIBOR (adjusted for reserves and not below 0.0%) for interest periods of one, two, three or six months or a base rate (as defined in the Credit Agreement), plus, in each case, an applicable margin. The applicable margins range from 1.50% to2.50% in the case of LIBOR-based loans, and 0.50% to 1.50% in the case of base rate loans. Under the terms of the Credit Agreement, the Company is also required to pay certain fees, including among other things a one-time initial commitment fee, and a quarterly fee based on the average unused amount of the facility ranging from 0.25% to 0.45%.
The Credit Agreement contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge, dispose of assets, and make distributions, dividends, investments or capital expenditures, among other things. In addition, the Credit Agreement contains certain financial covenants, including: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Agreement) of at least 4.00:1.00 and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Agreement) of no greater than 2.75:1.00. For purposes of the Credit Agreement, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, non-cash stock-based compensation expense, and certain non-cash nonrecurring gains and losses as described in and specified under the Credit Agreement. At June 30, 2015, the Company was in compliance with all financial covenants under the Credit Agreement.
The Credit Agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include the Company's failure to pay principal or interest when due, the Company's failure to satisfy or comply with covenants and a change of control.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of June 30, 2015 and December 31, 2014, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Note 10—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed by dividing net income attributable to common stockholders by the weighted average number of shares outstanding during the reporting period. The Company's unvested restricted Class A common shares granted under the 2011 Equity Compensation Plan (the "Equity Plan") have non-forfeitable dividend rights and are therefore considered participating securities under GAAP. As such, these shares are included in the computation of basic earnings per share using the two-class method.
Under the two-class method, basic earnings per share is calculated by dividing net income for basic earnings per share by the weighted average number of common shares outstanding during the period. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. The Company's net income for basic earnings per share is reduced by the amount allocated to participating unvested restricted Class A common stock which participate for purposes of calculating earnings per share. Diluted earnings per share (“diluted EPS”) gives effect during the reporting period to other potentially dilutive shares outstanding.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2015 and 2014 under the two-class method:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$30,208	$17,735	$66,319	$35,379
Less: net income attributable to noncontrolling interests	26,705	17,036	59,507	34,599
Net income attributable to Manning & Napier, Inc.	$3,503	$699	$6,812	$780
Less: allocation to participating securities	234	—	236	—
Net income available to Class A common stock	$3,269	$699	$6,576	$780

Weighted average shares of Class A common stock outstanding - basic	13,739,923	13,667,861	13,726,804	13,651,223
Dilutive effect from unvested equity awards	262,210	152,448	238,851	137,158
Weighted average shares of Class A common stock outstanding - diluted	14,002,133	13,820,309	13,965,655	13,788,381
Net income available to Class A common stock per share - basic	$0.24	$0.05	$0.48	$0.06
Net income available to Class A common stock per share - diluted	$0.23	$0.05	$0.47	$0.06
For the three and six months ended June 30, 2015 and 2014, 163,632 and 181,378 restricted stock units were excluded from the calculation of diluted earnings per common share because the performance conditions had not yet been satisfied.
For the three and six months ended June 30, 2015, 1,040,000 unvested restricted Class A common shares were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.
At June 30, 2015 and June 30, 2014 there were 67,896,484 and 73,574,338, respectively, Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to 67,896,484 and 73,574,338, respectively, shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

place at the end of each respective reporting period. These units were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2015 and 2014, respectively, because the effect would have been anti-dilutive.
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.
Note 11—Equity Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by the Company's stockholders prior to the consummation of the IPO. A total of 13,142,813 equity interests are authorized for issuance. The equity interests may be issued in the form of the Company's Class A common stock, restricted stock units, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group.
During the six months ended June 30, 2015, 1,436,947 equity awards were granted under the Equity Plan. The awards consist of 31,590 shares of Class A common stock, 1,150,000 restricted stock awards and 255,357 restricted stock units. The Class A common stock awards vested immediately, and the restricted share-based awards are subject to service-based vesting over a period ranging from 2 to 6 years.
The following table summarizes the equity award activity for the six months ended June 30, 2015 under the Company's Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2015	855,009	$15.32
Granted	1,436,947	$11.89
Vested	(31,590)	$12.20
Forfeited	(142,303)	$12.93
Stock awards outstanding at June 30, 2015	2,118,063	$13.20
The weighted average grant date fair value of Equity Plan awards granted during the six months ended June 30, 2015 and 2014 was $11.89 and $15.29, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, where applicable, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.
For the three and six months ended June 30, 2015 , the Company recorded approximately $1.9 million and $2.5 million, respectively, of compensation expense related to awards under the Equity Plan. For the three and six months ended June 30, 2014, the Company recorded approximately $0.5 million and $1.3 million, respectively, of compensation expense related to awards under the Equity Plan.
For the three and six months ended June 30, 2014, the Company recognized approximately $23.2 million and $45.1 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions.
As of June 30, 2015, there was unrecognized compensation expense related to Equity Plan awards of approximately $18.9 million, which the Company expects to recognize over a weighted average period of approximately 4.4 years.
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
The Company’s income tax provision and effective tax rate were as follows:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Earnings from continuing operations before income taxes	$32,289	$20,095	$70,879	$42,815
Effective tax rate	6.4%	11.7%	6.4%	17.4%
Provision for income taxes	2,081	2,360	4,560	7,436
Provision for income taxes @ 35%	11,301	7,033	24,808	14,985
Difference between tax at effective vs. statutory rate	$(9,220)	$(4,673)	$(20,248)	$(7,549)
For the three and six months ended June 30, 2015 and 2014, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the six months ended June 30, 2014, the benefit is partially offset by a $2.2 million impact from enacted changes in tax laws that lowered the Company's expectation of the future tax benefits under the tax receivable agreement.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees earned was approximately $0.1 million and fees waived was less than $0.1 million for the six months ended June 30, 2015.
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
Note 14—Subsequent Events
Distributions and dividends
On August 6, 2015, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $31.3 million, of which approximately $26.1 million is expected to be payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on or about November 2, 2015 to shareholders of record as of October 15, 2015.

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
Our assets under management (“AUM”) was $43.1 billion as of June 30, 2015. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	June 30, 2015
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$13,272.7	$9,822.2	$1,110.3	$24,205.2
Mutual funds and collective investment trusts	11,627.6	7,225.5	47.8	18,900.9
Total	$24,900.3	$17,047.7	$1,158.1	$43,106.1

The composition of our separately managed accounts as of June 30, 2015, by channel and portfolio, is set forth in the table below.

	June 30, 2015
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$9,546.0	$7,304.2	$960.3	$17,810.5
Intermediary Channel	3,723.3	813.3	150.0	4,686.6
Platform/Sub-advisor Channel	3.4	1,704.7	—	1,708.1
Total	$13,272.7	$9,822.2	$1,110.3	$24,205.2
Percentage of separate account AUM
Direct Channel	40%	30%	4%	74%
Intermediary Channel	15%	3%	1%	19%
Platform/Sub-advisor Channel	—%	7%	—%	7%
Total	55%	40%	5%	100%
Percentage of portfolio by channel
Direct Channel	72%	75%	86%	74%
Intermediary Channel	28%	8%	14%	19%
Platform/Sub-advisor Channel	—%	17%	—%	7%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	54%	41%	5%	100%
Intermediary Channel	80%	17%	3%	100%
Platform/Sub-advisor Channel	—%	100%	—%	100%
Our separate accounts contributed 36% of our total gross client inflows for the six months ended June 30, 2015 and represented 56% of our total AUM as of June 30, 2015.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 64% of the total gross client inflows for our separate account business for the six months ended June 30, 2015 and represented 74% of our total separate account AUM as of June 30, 2015. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the six months ended June 30, 2015, blended asset and equity portfolios represented 70% and 21%, respectively, of the separate account gross client inflows from the Direct Channel, while fixed income portfolios accounted for 9%. As of June 30, 2015, blended asset and equity portfolios represented 54% and 41%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 5%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Historically, relationships with larger institutions have been a driver of growth in separately managed account equity strategies. Going forward, we expect many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles to limit related custody expenses rather than separately managed accounts, and our U.S.-based equity strategies may continue to be attractive to large institutions in a separate account format.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the six months ended June 30, 2015, 15% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 21% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 26% of our total separate account AUM as of June 30, 2015.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the six months ended June 30, 2015, blended asset and equity portfolios represented 84% and

15%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 1%. As of June 30, 2015, 80% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 17% allocated to equity and 3% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio for their clients.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the six months ended June 30, 2015, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios.
Our annualized separate account retention rate across all channels is approximately 92% during the six months ended June 30, 2015, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
During the six months ended June 30, 2015, market appreciation for our separate account AUM was 1.5%, including 0.8% in our blended assets, 2.4% in equity portfolios and 0.4% in our fixed income portfolios.
The composition of our mutual fund and collective investment trust AUM as of June 30, 2015, by portfolio, is set forth in the table below.

	June 30, 2015
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$11,627.6	$7,225.5	$47.8	$18,900.9
Our mutual funds and collective investment trusts contributed 64% of our total gross client inflows for the six months ended June 30, 2015 and represented 44% of our total AUM as of June 30, 2015. As of June 30, 2015, our mutual fund and collective investment trust AUM consisted of 62% from blended asset portfolios and 38% from equity portfolios. During the six months ended June 30, 2015, 71% and 28% of the gross client inflows were attributable to blended assets and equity portfolios, respectively. For the six months ended June 30, 2015, market appreciation for our mutual fund and collective investment trust AUM was 1.6%, including 0.4% in our blended assets and 3.0% in our equity portfolios, offset by market depreciation of 11.0% in our fixed income portfolios.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the three and six months ended June 30, 2015 and 2014.

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

Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our investment vehicles for the three and six months ended June 30, 2015 and 2014.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of March 31, 2015	$25,151.6	$20,469.4	$45,621.0	55%	45%	100%
Gross client inflows	560.3	993.7	1,554.0
Gross client outflows	(1,687.9)	(2,688.3)	(4,376.2)
Market appreciation/(depreciation) & other	181.2	126.1	307.3
As of June 30, 2015	$24,205.2	$18,900.9	$43,106.1	56%	44%	100%
Average AUM for period	$24,965.0	$20,300.7	$45,265.7

As of March 31, 2014	$27,217.5	$24,973.9	$52,191.4	52%	48%	100%
Gross client inflows	935.0	1,605.7	2,540.7
Gross client outflows	(1,761.7)	(1,134.5)	(2,896.2)
Market appreciation/(depreciation) & other	1,230.8	1,011.9	2,242.7
As of June 30, 2014	$27,621.6	$26,457.0	$54,078.6	51%	49%	100%
Average AUM for period	$27,413.4	$25,709.2	$53,122.6

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2014	$25,408.7	$22,392.9	$47,801.6	53%	47%	100%
Gross client inflows	1,251.7	2,269.6	3,521.3
Gross client outflows	(2,828.3)	(6,123.0)	(8,951.3)
Market appreciation/(depreciation) & other	373.1	361.4	734.5
As of June 30, 2015	$24,205.2	$18,900.9	$43,106.1	56%	44%	100%
Average AUM for period	$25,204.0	$20,988.3	$46,192.3

As of December 31, 2013	$26,835.0	$23,991.2	$50,826.2	53%	47%	100%
Gross client inflows	1,651.3	3,295.4	4,946.7
Gross client outflows	(2,837.7)	(2,383.0)	(5,220.7)
Market appreciation/(depreciation) & other	1,973.0	1,553.4	3,526.4
As of June 30, 2014	$27,621.6	$26,457.0	$54,078.6	51%	49%	100%
Average AUM for period	$27,148.2	$24,948.6	$52,096.8

The following tables reflect the indicated components of our AUM for our portfolios for the three and six months ended June 30, 2015 and 2014.

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of March 31, 2015	$25,413.4	$18,957.4	$1,250.2	$45,621.0	55%	42%	3%	100%
Gross client inflows	1,014.8	485.8	53.4	1,554.0
Gross client outflows	(1,551.4)	(2,688.1)	(136.7)	(4,376.2)
Market appreciation/(depreciation) & other	23.5	292.6	(8.8)	307.3
As of June 30, 2015	$24,900.3	$17,047.7	$1,158.1	$43,106.1	57%	40%	3%	100%
Average AUM for period	$25,376.3	$18,708.2	$1,181.2	$45,265.7

As of March 31, 2014	$24,513.3	$26,539.9	$1,138.2	$52,191.4	47%	51%	2%	100%
Gross client inflows	1,190.0	1,292.3	58.4	2,540.7
Gross client outflows	(877.1)	(1,962.8)	(56.3)	(2,896.2)
Market appreciation/(depreciation) & other	1,065.4	1,098.6	78.7	2,242.7
As of June 30, 2014	$25,891.6	$26,968.0	$1,219.0	$54,078.6	48%	50%	2%	100%
Average AUM for period	$25,167.0	$26,766.6	$1,189.0	$53,122.6

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2014	$25,279.0	$21,284.1	$1,238.5	$47,801.6	53%	44%	3%	100%
Gross client inflows	2,323.4	1,091.9	106.0	3,521.3
Gross client outflows	(2,863.6)	(5,901.3)	(186.4)	(8,951.3)
Market appreciation/(depreciation) & other	161.5	573.0	—	734.5
As of June 30, 2015	$24,900.3	$17,047.7	$1,158.1	$43,106.1	57%	40%	3%	100%
Average AUM for period	$25,379.5	$19,602.2	$1,210.6	$46,192.3

As of December 31, 2013	$23,710.2	$25,977.0	$1,139.0	$50,826.2	47%	51%	2%	100%
Gross client inflows	2,327.5	2,494.0	125.2	4,946.7
Gross client outflows	(1,820.0)	(3,261.9)	(138.8)	(5,220.7)
Market appreciation/(depreciation) & other	1,673.9	1,758.9	93.6	3,526.4
As of June 30, 2014	$25,891.6	$26,968.0	$1,219.0	$54,078.6	48%	50%	2%	100%
Average AUM for period	$24,575.9	$26,356.4	$1,164.5	$52,096.8
The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 81% of our AUM as of June 30, 2015.

Key Strategies	AUM as of June 30, 2015 (in millions)	Inception Date	Annualized Returns as of June 30, 2015 (3)
			Inception	Market Cycle (1)	Ten Year	Five Year	Three Year	One Year
Long-Term Growth 30%-80% Equity Exposure	$11,263.5	1/1/1973	9.8%	6.7%	6.6%	10.1%	10.0%	(1.1)%
Blended Benchmark: 55% S&P 500 Total Return / 45% Barclays Government/Credit Bond			9.4%	5.1%	6.6%	11.2%	10.2%	4.9%
Growth with Reduced Volatility 20%-60% Equity Exposure	$5,118.4	1/1/1973	9.1%	6.2%	5.9%	8.2%	7.8%	(0.9)%
Blended Benchmark: 40% S&P 500 Total Return / 60% Barclays Government/Credit Bond			8.9%	5.3%	6.1%	9.1%	7.9%	4.1%
Aggregate Fixed Income	$457.8	1/1/1984	7.6%	5.2%	4.6%	3.3%	1.9%	1.3%
Benchmark: Barclays U.S. Aggregate Bond			7.6%	5.5%	4.4%	3.4%	1.8%	1.9%
Equity-Oriented	$3,251.2	1/1/1993	10.3%	6.9%	7.0%	12.2%	13.6%	(1.8)%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Barclays U.S. Aggregate Bond			8.6%	4.7%	7.3%	13.5%	13.6%	4.0%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,634.1	1/1/1995	11.5%	7.7%	8.0%	14.2%	16.4%	(1.9)%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			9.0%	4.4%	7.7%	15.6%	16.1%	4.7%
Core Non-U.S. Equity	$10,510.9	10/1/1996	8.0%	6.0%	5.9%	6.9%	8.4%	(10.4)%
Benchmark: ACWIxUS Index			5.3%	3.5%	5.5%	7.8%	9.4%	(5.3)%
Core U.S. Equity	$2,877.7	7/1/2000	7.3%	N/A (2)	8.0%	14.5%	16.7%	(0.7)%
Benchmark: Russell 3000® Index			4.9%	4.6%	8.2%	17.5%	17.7%	7.3%
__________________________

(1)	The Market Cycle performance numbers are calculated from April 1, 2000 to June 30, 2015.

(2)	Market Cycle performance not available given the product's July 1, 2000 inception date.

(3)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

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
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $18.9 billion, or 44%, of our AUM as of June 30, 2015, and investment management fees from these mutual funds and collective investment trusts were $42.2 million, or 49% of our revenues for the three months ended June 30, 2015. MNA also serves as the investment advisor to all of our separately managed accounts, managing $24.2 billion, or 56%, of our AUM as of June 30, 2015, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, changes in liability under the tax receivable agreement and gains (losses) related to investment securities sales and changes in values of those investment securities designated as trading. Interest expense primarily relates to unused commitment fees and amortization of debt issuance costs. We expect the interest and investment components of non-operating income (loss) to fluctuate based on market conditions, the performance of our investments and the overall amount of our investments held by the Company to provide initial cash seeding for product development purposes as well as the timing and amounts (if any) outstanding under the revolving credit agreement.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an approximately 16.7% economic interest in Manning & Napier Group as of June 30, 2015 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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

	Level 1	Level 2	Level 3	Total
	(in millions)
June 30, 2015	$25,886	$17,220	$—	$43,106
December 31, 2014	$28,641	$19,161	$—	$47,802
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
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Assets Under Management
The following table reflects changes in our AUM for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,		Period-to-Period
	2015	2014	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$25,151.6	$27,217.5	$(2,065.9)	(8)%
Gross client inflows	560.3	935.0	(374.7)	(40)%
Gross client outflows	(1,687.9)	(1,761.7)	73.8	(4)%
Market appreciation (depreciation) & other	181.2	1,230.8	(1,049.6)	(85)%
Ending assets under management	$24,205.2	$27,621.6	$(3,416.4)	(12)%
Mutual funds and collective investment trusts
Beginning assets under management	$20,469.4	$24,973.9	$(4,504.5)	(18)%
Gross client inflows	993.7	1,605.7	(612.0)	(38)%
Gross client outflows	(2,688.3)	(1,134.5)	(1,553.8)	137%
Market appreciation (depreciation) & other	126.1	1,011.9	(885.8)	(88)%
Ending assets under management	$18,900.9	$26,457.0	$(7,556.1)	(29)%
Total assets under management
Beginning assets under management	$45,621.0	$52,191.4	$(6,570.4)	(13)%
Gross client inflows	1,554.0	2,540.7	(986.7)	(39)%
Gross client outflows	(4,376.2)	(2,896.2)	(1,480.0)	51%
Market appreciation (depreciation) & other	307.3	2,242.7	(1,935.4)	(86)%
Ending assets under management	$43,106.1	$54,078.6	$(10,972.5)	(20)%
_______________________

Our total AUM decreased by $11.0 billion, or 20%, to $43.1 billion as of June 30, 2015 from $54.1 billion as of June 30, 2014. The $11.0 billion decrease in AUM from June 30, 2014 to June 30, 2015 was attributable to net client outflows of $8.4 billion and market depreciation of $2.5 billion. The net client outflows of $8.4 billion consisted of $2.7 billion of net outflows for separate accounts and $5.7 billion for mutual funds and collective investment trusts.
For the three months ended June 30, 2015, our AUM decreased by $2.5 billion as compared to an increase of $1.9 billion for the three months ended June 30, 2014. For the three months ended June 30, 2015, gross client inflows decreased by $1.0 billion as compared to the three months ended June 30, 2014, while gross client outflows increased by $1.5 billion for the same period. Our net client flows are likely to remain under pressure over the near term due to recent investment performance. We experienced market appreciation and other AUM changes of $0.3 billion for the three months ended June 30, 2015 compared to $2.2 billion for the three months ended June 30, 2014.
The total AUM decrease of $2.5 billion, or 5.5%, to $43.1 billion at June 30, 2015 from $45.6 billion at March 31, 2015 was attributable net client cash outflows of $2.8 billion offset by market appreciation of $0.3 billion. Our net client flows were comprised of separate accounts net client outflows of approximately $1.1 billion and net client outflows from our mutual funds and collective investment trusts of approximately $1.7 billion.
With regard to our separate accounts, gross client inflows of $0.6 billion were offset by gross client outflows of $1.7 billion. Gross client outflows were primarily from our equity portfolio, which represented $1.1 billion, or 64% of total separately managed account gross client outflows during the three months ended June 30, 2015. Specifically, three equity portfolio cancellations account for $0.3 billion of gross client outflows during three months ended June 30, 2015, while withdrawals from two ongoing equity portfolio relationships account for an additional $0.4 billion of gross client outflows during the period. For the three months ended June 30, 2015, our blended asset and equity portfolios experienced net client outflows of $0.2 billion and $0.8 billion, respectively. In light of challenging relative returns during the latter half of 2014 and first quarter of 2015, our separate account clients redeemed assets at a rate of 15% in the quarter, compared to a 12% redemption rate over the trailing 12 months ended June 30, 2015, and our annualized separate account retention rate was 88% for the three months ended June 30, 2015, a decrease from 92% for the full year 2014.
Net client outflows of $1.7 billion from our mutual fund and collective investment trusts included gross client inflows of $1.0 billion offset by gross client outflows of $2.7 billion. Gross client inflows were primarily from our blended asset portfolios, which represented $0.7 billion or 74% of total mutual fund and collective trust fund gross client inflows during the three months ended June 30, 2015. With regard to gross client outflows, $1.6 billion or 59% of mutual fund and collective investment trust gross client outflows were from equity portfolios, including withdrawals from certain ongoing platform relationships and institutional client cancellations during the second quarter. Approximately $0.7 billion of net client outflows occurred in our World Opportunities Series, $0.3 billion in our Overseas Series and $0.2 billion in our Equity Series during the three months ended June 30, 2015. The outflows were largely attributable to challenging relative underperformance.
Total AUM decreased by 5.5% during the three months ended June 30, 2015 as a result of net client outflows, partially offset by market appreciation. The investment gain was 0.7% in separately managed accounts and 0.6% in mutual funds and collective investment trusts.
The rate of change in AUM during the three months ended June 30, 2015 was most significant in our equity portfolio with a decrease of $1.9 billion, or 10%. Our blended asset portfolio and our fixed income portfolio each decreased 2% and 7%, respectively. The rates of change in AUM was most significant in our equity portfolios from June 30, 2014 to June 30, 2015, with a decrease of $9.9 billion, or 37%, over this period, while our blended asset portfolio and fixed income portfolios decreased by 4% and 5%, respectively.
As of June 30, 2015, the composition of our AUM was 44% in mutual funds and collective investment trusts and 56% in separate accounts, compared to 49% in mutual funds and collective investment trusts and 51% in separate accounts at June 30, 2014. The composition of our AUM across portfolios at June 30, 2015 was 57% in blended assets, 40% in equity, and 3% in fixed income, compared to 48% in blended assets, 50% in equity, and 2% in fixed income at June 30, 2014.

The following table sets forth our results of operations and related data for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,		Period-to-Period
	2015	2014	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$86,973	$103,864	$(16,891)	(16)%
Expenses
Compensation and related costs	28,309	56,148	(27,839)	(50)%
Distribution, servicing and custody expenses	15,840	19,964	(4,124)	(21)%
Other operating costs	9,036	8,565	471	5%
Total operating expenses	53,185	84,677	(31,492)	(37)%
Operating income	33,788	19,187	14,601	76%
Non-operating income (loss)
Non-operating income (loss), net	(1,499)	908	(2,407)	*
Income before provision for income taxes	32,289	20,095	12,194	61%
Provision for income taxes	2,081	2,360	(279)	(12)%
Net income attributable to controlling and noncontrolling interests	30,208	17,735	12,473	70%
Less: net income attributable to noncontrolling interests	26,705	17,036	9,669	57%
Net income attributable to Manning & Napier, Inc.	$3,503	$699	$2,804	*
Per Share Data
Net income per share available to Class A common stock
Basic	$0.24	$0.05
Diluted	$0.23	$0.05
Weighted average shares of Class A common stock outstanding
Basic	13,739,923	13,667,861
Diluted	14,002,133	13,820,309
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic income (1)	$32,289	$43,362	$(11,073)	(26)%
Economic net income (1)	$20,342	$26,776	$(6,434)	(24)%
Economic net income per adjusted share (1)	$0.24	$0.30
Weighted average adjusted Class A common stock outstanding (1)	83,547,494	87,872,909
_______________________

(1)
For the period ending June 30, 2015, economic income, a non-GAAP measure, is equivalent to income before provision for income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $16.9 million, or 16%, to $87.0 million for the three months ended June 30, 2015 from $103.9 million for the three months ended June 30, 2014. This decrease is driven primarily by a $7.9 billion, or 15%, decrease in our average AUM to $45.3 billion for the three months ended June 30, 2015 from $53.1 billion for the three months ended June 30, 2014.

Our average separately managed account fee increased slightly to 63 basis points for the three months ended June 30, 2015 compared to 62 basis points for the three months ended June 30, 2014. For the three months ended June 30, 2015 and 2014, separately managed account standard fees ranged from 15 basis points to 125 basis points depending on investment objective and account size. As of June 30, 2015, the concentration of assets in our separately managed accounts was 55% blended assets, 40% equity and 5% fixed income, compared to 50% blended assets, 46% equity and 4% fixed income as of June 30, 2014.
Our average fee on mutual fund and collective investment trust products decreased to 83 basis points for the three months ended June 30, 2015 compared to 87 basis points for the three months ended June 30, 2014. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. The management fees earned on our mutual fund and collective investment trust management fees ranged from 24 basis points to 100 basis points, depending on investment strategy, for the three months ended June 30, 2015 and 2014. As of June 30, 2015 the concentration of assets in our mutual fund and collective investment trusts was 62% blended assets and 38% equity, compared to 46% blended assets and 54% equity of June 30, 2014.
Operating Expenses
Our operating expenses decreased by $31.5 million, or 37%, to $53.2 million for the three months ended June 30, 2015 from $84.7 million for the three months ended June 30, 2014.
Compensation and related costs decreased by $27.8 million, or 50%, to $28.3 million for the three months ended June 30, 2015 from $56.1 million for the three months ended June 30, 2014. This change was driven primarily by the completion of the vesting of pre-IPO ownership interests in 2014 and as such, we no longer record non-cash reorganization-related share based compensation. Included within compensation and related costs for the three months ended June 30, 2014 was approximately $23.3 million of non-cash reorganization-related share based compensation. The remaining decrease of $4.6 million was driven by lower incentive compensation costs for our investment team and sales professionals resulting from investment performance and net client outflows during the respective periods. Included within compensation and related costs was $1.9 million and $0.5 million of equity-based compensation charges under our 2011 long-term incentive plan for the three months ended June 30, 2015 and 2014, respectively. The increase in share-based compensation expense is primarily due to the 2015 purchase of unvested pre-IPO ownership interests that were subsequently re-issued as Class A common stock during the second quarter of 2015 with a six-year service vesting period. When considered as a percentage of revenue, compensation and related costs for the three months ended June 30, 2015 was 33% compared to 32% for the three months ended June 30, 2014 when excluding non-cash reorganization-related share-based compensation charges.
Distribution, servicing and custody expenses decreased by $4.1 million, or 21%, to $15.8 million for the three months ended June 30, 2015 from $20.0 million for the three months ended June 30, 2014. The decrease was generally driven by a 21% decrease in mutual funds and collective investment trusts average AUM for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense was 38% for the three months ended June 30, 2015, compared to 36% for the three months ended June 30, 2014.
Other operating costs increased by $0.5 million, or 5%, to $9.0 million for the three months ended June 30, 2015 from $8.6 million for the three months ended June 30, 2014. As a percentage of revenue, other operating costs for the three months ended June 30, 2015 was 10% compared to 8% for 2014.
Non-Operating Income (Loss)
Non-operating loss for the three months ended June 30, 2015 was $1.5 million, compared to non-operating income of $0.9 million for the three months ended June 30, 2014. This change in non-operating income is primarily due to the performance on investments held by the Company to provide initial cash seeding for product development purposes, coupled with an increase in interest expense of approximately $0.1 million during the three months ended June 30, 2015 as compared to 2014 related to the credit facility entered into in 2015.
Provision for Income Taxes
The Company’s tax provision decreased by $0.3 million, or 12%, to $2.1 million for the three months ended June 30, 2015 from $2.4 million for the three months ended June 30, 2014. The decrease is primarily driven by a decrease in taxable earnings as compared to the prior year.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Assets Under Management
The following table reflects changes in our AUM for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,		Period-to-Period
	2015	2014	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$25,408.7	$26,835.0	$(1,426.3)	(5)%
Gross client inflows	1,251.7	1,651.3	(399.6)	(24)%
Gross client outflows	(2,828.3)	(2,837.7)	9.4	—%
Market appreciation (depreciation) & other	373.1	1,973.0	(1,599.9)	(81)%
Ending assets under management	$24,205.2	$27,621.6	$(3,416.4)	(12)%
Mutual funds and collective investment trusts
Beginning assets under management	$22,392.9	$23,991.2	$(1,598.3)	(7)%
Gross client inflows	2,269.6	3,295.4	(1,025.8)	(31)%
Gross client outflows	(6,123.0)	(2,383.0)	(3,740.0)	157%
Market appreciation (depreciation) & other	361.4	1,553.4	(1,192.0)	(77)%
Ending assets under management	$18,900.9	$26,457.0	$(7,556.1)	(29)%
Total assets under management
Beginning assets under management	$47,801.6	$50,826.2	$(3,024.6)	(6)%
Gross client inflows	3,521.3	4,946.7	(1,425.4)	(29)%
Gross client outflows	(8,951.3)	(5,220.7)	(3,730.6)	71%
Market appreciation (depreciation) & other	734.5	3,526.4	(2,791.9)	(79)%
Ending assets under management	$43,106.1	$54,078.6	$(10,972.5)	(20)%
Our total AUM decreased by $11.0 billion, or 20%, to $43.1 billion as of June 30, 2015 from $54.1 billion as of June 30, 2014. For the six months ended June 30, 2015, gross client inflows decreased by $1.4 billion as compared to the six months ended June 30, 2014, while gross client outflows increased by $3.7 billion for the same periods. Additionally, we experienced market appreciation and other AUM increase of $0.7 billion for the six months ended June 30, 2015 compared to $3.5 billion for the six months ended June 30, 2014.
The total AUM decrease of $4.7 billion, or 10%, to $43.1 billion at June 30, 2015 from $47.8 billion at December 31, 2014 was a result net client outflows of $5.4 billion offset by market appreciation and other changes of $0.7 billion. For the six months ended June 30, 2015, net client outflows from our mutual funds and collective investment trusts were $3.9 billion and $1.6 billion from our separate accounts. Our net client flows are likely to remain under pressure over the near term due to recent investment performance.
Our separate account products gathered $1.3 billion of gross client inflows during the six months ended June 30, 2015, compared to $1.7 billion in separate account gross client inflows during the first six months of 2014. The $1.3 billion of gross client inflows included $0.7 billion into our blended asset portfolio and $0.5 billion into our equity portfolio. For the period ended June 30, 2015, 64% of our separate account gross client inflows were derived from our Direct Channel with 26% representing new client relationships. Gross client inflows were offset by $2.8 billion in gross client outflows during the six months ended June 30, 2015. With regard to gross client outflows, $1.8 billion, or 62%, of outflows, resulted from withdrawals from existing accounts, particularly accounts invested in our equity portfolio. Specifically, two equity portfolio relationships accounted for $0.6 million of the withdrawals during the period ended June 30, 2015. Our blended asset and equity portfolios experienced net client outflows of $0.1 billion and $1.4 billion, respectively, over the six months ended June 30, 2015. The annualized separate account retention rate was 92% during the six months ended June 30, 2015, compared to 91% as of June 30, 2014.
Net client outflows of $3.8 billion from our mutual fund and collective investment trusts included gross client inflows of $2.3 billion offset by gross client outflows of $6.1 billion. Gross client inflows were primarily from our blended asset portfolios, which represented $1.6 billion, or 71%, of mutual fund and collective trust fund gross client inflows during the six months ended June 30, 2015. With regard to gross client outflows, $4.1 billion, or 66%, of mutual fund and collective investment trust gross client outflows were from equity portfolios, including certain platform relationship cancellations, withdrawals from ongoing platform relationships and institutional client cancellations. Net client outflows by fund were concentrated in our World Opportunities, Equity and Overseas series where outflows were $2.4 billion, $0.4 billion and $0.4 billion, respectively, during the six months ended June 30, 2015. The outflows were largely attributable to challenging relative underperformance. In addition, approximately $0.4 billion of net client outflows were from our Life Cycle mutual fund and collective trust products, which includes both risk based and target date strategies.
Market appreciation during the six months ended June 30, 2015 constituted a 1.5% rate of increase in our total AUM. The investment gain was 1.5% in separately managed accounts and 1.6% in mutual funds and collective investment trusts.
The rates of change in AUM during the six months ended June 30, 2015 were comprised of decreases of 1.5%, 19.9% and 6.5% in our blended, equity and fixed income portfolios, respectively. The rates of change in AUM from June 30, 2014 to June 30, 2015 were comprised of decreases in our blended asset, equity and fixed income portfolios of 4%, 37%, and 5%, respectively.
As of June 30, 2015, the composition of our AUM was 44% in mutual funds and collective investment trusts and 56% in separate accounts, compared to 47% in mutual funds and collective investment trusts and 53% in separate accounts at December 31, 2014 and 49% in mutual funds and collective investment trusts and 51% in separate accounts at June 30, 2014. The composition of our AUM across portfolios at June 30, 2015 was 57% in blended assets, 40% in equity, and 3% in fixed income, compared to 53% in blended assets, 44% in equity, and 3% in fixed income at December 31, 2014, and 48% in blended assets, 50% in equity, and 2% in fixed income at June 30, 2014.

The following table sets forth our results of operations and other data for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,		Period-to-Period
	2015	2014	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$177,399	$202,334	$(24,935)	(12)%
Expenses
Compensation and related costs	55,127	107,958	(52,831)	(49)%
Distribution, servicing and custody expenses	32,672	38,404	(5,732)	(15)%
Other operating costs	17,978	16,502	1,476	9%
Total operating expenses	105,777	162,864	(57,087)	(35)%
Operating income	71,622	39,470	32,152	81%
Non-operating income (loss)
Non-operating income (loss), net	(743)	3,345	(4,088)	*
Income before provision for income taxes	70,879	42,815	28,064	66%
Provision for income taxes	4,560	7,436	(2,876)	(39)%
Net income attributable to controlling and noncontrolling interests	66,319	35,379	30,940	87%
Less: net income attributable to noncontrolling interests	59,507	34,599	24,908	72%
Net income attributable to Manning & Napier, Inc.	$6,812	$780	$6,032	*
Per Share Data
Net income per share available to Class A common stock
Basic	$0.48	$0.06
Diluted	$0.47	$0.06
Weighted average shares of Class A common stock outstanding
Basic	13,726,804	13,651,223
Diluted	13,965,655	13,788,381
Cash dividends declared per share of Class A common stock	$0.32	$0.32

Other financial and operating data
Economic income (1)	$70,879	$88,023	$(17,144)	(19)%
Economic net income (1)	$44,654	$54,354	$(9,700)	(18)%
Economic net income per adjusted share (1)	$0.52	$0.61
Weighted average adjusted Class A common stock outstanding (1)	85,800,632	88,875,395
________________________

(1)
For the period ending June 30, 2015, economic income, a non-GAAP measure, is equivalent to income before provision for income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $24.9 million, or 12%, to $177.4 million for the six months ended June 30, 2015 from $202.3 million for the six months ended June 30, 2014. This decrease was driven primarily by a $5.9 billion, or 11%, decrease in our average AUM to $46.2 billion for the six months ended June 30, 2015 from $52.1 billion for the six months ended June 30, 2014.
Our average separately managed account fee is 63 basis points for the six months ended June 30, 2015 which is slightly higher than six months ended June 30, 2014 account fee of 62 basis points. For both the six months ended June 30, 2015 and

2014, separately managed account management fees ranged from 15 basis points to 125 basis points, depending on investment objective and account size. As of June 30, 2015, the concentration of assets in our separately managed accounts was 55% blended assets, 40% equity and 5% fixed income, compared to 50% blended assets, 46% equity and 4% fixed income as of June 30, 2014.
Our average fee on mutual fund and collective investment trust products was 84 basis points for the six months ended June 30, 2015, a decrease when compared to 87 basis points for the six months ended June 30, 2014. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For both the six months ended June 30, 2015 and 2014, mutual fund and collective investment trust management fees ranged from 24 basis points to 100 basis points, depending on investment strategy. As of June 30, 2015 the concentration of assets in our mutual fund and collective investment trusts was 62% blended assets and 38% equity, compared to 46% blended assets and 54% equity of June 30, 2014.
Operating Expenses
Our operating expenses decreased by $57.1 million, or 35%, to $105.8 million for the six months ended June 30, 2015 from $162.9 million for the six months ended June 30, 2014.
Compensation and related costs decreased by $52.8 million, or 49%, to $55.1 million for the six months ended June 30, 2015 from $108.0 million for the six months ended June 30, 2014. This change was driven primarily by the completion of the vesting of pre-IPO ownership interests in 2014 and as such, we longer record non-cash reorganization-related share based compensation. Included within compensation and related costs for the six months ended June 30, 2014 was approximately $45.2 million of non-cash reorganization-related share based compensation. The remaining decrease of $7.6 million was primarily due to lower incentive compensation costs for our investment team and sales professionals resulting from investment performance and net client outflows during the respective periods. Included within compensation and related costs is $2.5 million and $1.3 million of equity-based compensation charges under our 2011 long-term incentive plan for the six months ended June 30, 2015 and 2014, respectively. The increase in share-based compensation expense is primarily due to the purchase of unvested pre-IPO ownership interests that were subsequently re-issued as Class A common stock with a six-year service vesting period during three months ended June 30, 2015 as well as the 2015 expense recognized for equity awards granted during the three months ended June 30, 2014. When considered as a percentage of revenue, compensation and related costs for the six months ended June 30, 2015 was 31% compared to 31% in 2014, when excluding non-cash reorganization-related share-based compensation.
Distribution, servicing and custody expenses decreased by $5.7 million, or 15%, to $32.7 million for the six months ended June 30, 2015 from $38.4 million for the six months ended June 30, 2014. The decrease was generally attributable to a 16% decrease in mutual funds and collective investment trusts average AUM for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 37% for the six months ended June 30, 2015, compared to 36% for the six months ended June 30, 2014.
Other operating costs increased by $1.5 million, or 9%, to $18.0 million for the six months ended June 30, 2015 from $16.5 million for the six months ended June 30, 2014. As a percentage of revenue, other operating costs for the six months ended June 30, 2015 was 10% compared to 8% for 2014.
Non-Operating Income (Loss)
Non-operating loss for the six months ended June 30, 2015 was $0.7 million, compared to non-operating income of $3.3 million for the six months ended June 30, 2014. Non-operating income for the six months ended June 30, 2014 included $2.1 million of income resulting from a decrease in the amounts payable under the tax receivable agreement driven by enacted changes in tax laws during 2014, which reduced expected tax benefits and subsequent payment of such benefits under the agreement. The remaining decrease in non-operating income is primarily due to the performance on investments held by the Company to provide initial cash seeding for product development purposes, coupled with an increase of approximately $0.1 million in interest expense related to the credit facility entered into in 2015.
Provision for Income Taxes
The Company’s tax provision decreased by $2.9 million, or 39%, to $4.6 million for the six months ended June 30, 2015 from $7.4 million for the six months ended June 30, 2014. The decrease was primarily the result of a $2.2 million impact from enacted changes in tax laws in 2014 that lowered the Company's expectation of the future tax benefits under the tax receivable agreement. The remaining decrease is driven by a decrease in expected taxable earnings as compared to the prior year.

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
Economic income and economic net income are not presented in accordance with GAAP. Economic income for periods prior to 2015 excluded from income before provision for income taxes the reorganization-related share-based compensation, which resulted in non-cash compensation expense reported over the vesting period. Upon the consummation of our initial public offering, the vesting terms related to the ownership by our employees, other than William Manning, were modified such that 85% of their pre-initial public offering ownership interests were subject to service and performance-based vesting through 2014. Such new vesting terms did not result in an increase to the number of outstanding shares of the Company’s Class A common stock or the adjusted share count. As a result of such vesting requirements, the Company recognized non-cash compensation charges through 2014. For periods beginning in 2015, economic income is equivalent to income before provision for income taxes.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to the Company and represents an estimate of income tax expense at an effective rate of 37% on income before taxes for the periods beginning on January 1, 2015 and 38.25% on economic income for prior periods, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group and unvested equity awards are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except share data)
Economic income	$32,289	$43,362	$70,879	$88,023
Economic net income	$20,342	$26,776	$44,654	$54,354
Economic net income per adjusted share	$0.24	$0.30	$0.52	$0.61
Weighted average adjusted Class A common stock outstanding	83,547,494	87,872,909	85,800,632	88,875,395

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$3,503	$699	$6,812	$780
Plus: net income attributable to noncontrolling interests	26,705	17,036	59,507	34,599
Net income attributable to controlling and noncontrolling interests	30,208	17,735	66,319	35,379
Provision for income taxes	2,081	2,360	4,560	7,436
Income before provision for income taxes	32,289	20,095	70,879	42,815
Reorganization-related share-based compensation	—	23,267	—	45,208
Economic income	32,289	43,362	70,879	88,023
Adjusted income taxes	11,947	16,586	26,225	33,669
Economic net income	$20,342	$26,776	$44,654	$54,354

Net income available to Class A common stock per basic share	$0.24	$0.05	$0.48	$0.06
Plus: net income attributable to noncontrolling interests per basic share	1.96	1.25	4.35	2.53
Net income attributable to controlling and noncontrolling interests per basic share	2.20	1.30	4.83	2.59
Provision for income taxes per basic share	0.15	0.17	0.33	0.54
Income before provision for income taxes per basic share	2.35	1.47	5.16	3.13
Reorganization-related share-based compensation per basic share	—	1.70	—	3.32
Economic income per basic share	2.35	3.17	5.16	6.45
Adjusted income taxes per basic share	0.87	1.21	1.91	2.47
Economic net income per basic share	1.48	1.96	3.25	3.98
Less: impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to Class A common stock	(1.24)	(1.66)	(2.73)	(3.37)
Economic net income per adjusted share	$0.24	$0.30	$0.52	$0.61
Weighted average shares of Class A common stock outstanding - Basic	13,739,923	13,667,861	13,726,804	13,651,223
Weighted average exchangeable units of Manning & Napier Group, LLC	67,896,484	73,696,130	70,688,357	74,761,000
Weighted average unvested equity awards	1,911,087	508,918	1,385,471	463,172
Weighted average adjusted Class A common stock outstanding	83,547,494	87,872,909	85,800,632	88,875,395

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable, amounts due from broker and investment securities held by us for the purpose of providing initial cash seeding for product development purposes. The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$94,600	$124,992
Accounts receivable	$31,940	$39,283
Due from broker	$4,678	$5,391
Due from broker - consolidated funds	$4,388	$—
Investment securities	$24,598	$26,915
Investment securities - consolidated funds	$975	$—
Amounts payable under tax receivable agreement (1)	$41,266	$41,249
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of June 30, 2015 and December 31, 2014, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions. On April 23, 2015, we entered into a $100.0 million revolving credit agreement and also terminated our previously existing and unused $10.0 million line of credit. See Note 8, "Borrowings" to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.
Our revolving credit agreement has a four-year term expiring in April 2019 and provides borrowing capacity of up to $100.0 million, with a feature providing for an increase in the line to $150.0 million on approval by the lending group. The Credit Agreement also provides for a $5.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swingline facility. At June 30, 2015, there were no amounts outstanding under the revolving credit agreement and the Company had the capacity to draw on the entire $100.0 million.
Amounts outstanding under the revolving credit agreement bear interest at an annual rate equal to, at our option, either LIBOR (adjusted for reserves and not below 0.0%) for interest periods of one, two, three or six months or a base rate (as defined in the agreement), plus, in each case, an applicable margin. The applicable margins range from 1.50% to 2.50% in the case of LIBOR-based loans, and 0.50% to 1.50% in the case of base rate loans. Under the terms of the revolving credit agreement, we are also required to pay certain fees including a quarterly fee based on the average unused amount of the facility ranging from 0.25% to 0.45%.
The revolving credit agreement contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of us to incur additional indebtedness, create liens, merge, sell or dispose of assets, and make distributions, dividends, investments or capital expenditures, among other things.
In addition, we are required to maintain compliance with certain financial covenants, including: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the revolving credit agreement) of at least 4.00:1.00 and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the revolving credit agreement) of no greater than 2.75:1.00. For purposes of the revolving credit agreement, adjusted EBITDA generally means, for any period, net income before interest expense, income taxes, depreciation and amortization expense, non-cash stock-based compensation expense, and certain non-cash nonrecurring gains and losses as described in and specified under the revolving credit agreement. At June 30, 2015, the Company was in compliance with all financial covenants.
The revolving credit agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include our failure to pay principal or interest when due, our failure to satisfy or comply with covenants and a change of control.

Our failure to comply with any of the covenants or restrictions described above could result in an event of default under the revolving credit agreement, giving our lenders the ability to accelerate repayment of our obligations.
We believe cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, cash generated by operations and availability under our revolving credit agreement will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2015 and 2014. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the tax receivable agreement, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, as well as purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, purchases of Class A units held by noncontrolling interests of Manning & Napier Group and payment of debt issuance costs.

	Six months ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$65,263	$84,829
Net cash provided by (used in) investing activities	1,228	(6,201)
Net cash used in financing activities	(96,883)	(91,804)
Net change in cash and cash equivalents	$(30,392)	$(13,176)
Six months ended June 30, 2015 Compared to Six months ended June 30, 2014
Operating Activities
Operating activities provided $65.3 million and $84.8 million of net cash for the six months ended June 30, 2015 and 2014, respectively. This overall $19.6 million decrease in net cash provided by operating activities for the six months ended June 30, 2015 compared to 2014 was due to a decrease in net income after adjustment for non-cash items of approximately $11.5 million driven by decreased revenues resulting primarily from changes in our average AUM. The decrease was also due to $6.0 million of cash used by consolidated funds as trading activity, as well as a decrease of $2.1 million in operating assets and liabilities.
Investing Activities
Investing activities provided $1.2 million and used $6.2 million of net cash for the six months ended June 30, 2015 and 2014, respectively. The increase in cash provided by investing activities was primarily driven by changes in investing activities of $4.3 million due to the Company's funding of and timing of activity within our investment securities designated as trading for the seeding of new products. In addition, the company utilized $2.1 million for acquisitions during the six months ended June 30, 2014 and property and equipment purchases decreased by $1.0 million for the six months ended June 30, 2015 compared to 2014.
Financing Activities
Financing activities used $96.9 million and $91.8 million of net cash for the six months ended June 30, 2015 and 2014, respectively. This overall $5.1 million increase in net cash used in financing activities was primarily the result of an additional $5.3 million of cash related to the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of the Company's initial public offering of $37.7 million in 2015, compared to $32.4 million in 2014. This increase in cash used was due to a larger number of units exchanged in 2015. In addition, the Company incurred approximately $0.6 million of payment of debt issuance costs during the six months ended June 30, 2015 to enter into the revolving credit agreement. This increase in cash used in financing activities was partially offset by a decrease in distributions to noncontrolling interests of $0.9 million for the six months ended June 30, 2015 compared to 2014.

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
On May 6, 2015, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on August 3, 2015 to shareholders of record as of July 15, 2015.
On August 6, 2015, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on or about November 2, 2015 to shareholders of record as of October 15, 2015.
We currently intend to pay quarterly cash dividends on our Class A common stock. We intend to fund such dividends from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. William Manning, as the holder of our Class B common stock, will not be entitled to any cash dividends in his capacity as a Class B stockholder, but will, in his capacity as an indirect holder of Class A units of Manning & Napier Group, generally participate on a pro rata basis in distributions by Manning & Napier Group.
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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2015.
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
The value of our AUM was $43.1 billion as of June 30, 2015. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $4.3 billion, which would cause an annualized increase or decrease in revenues of approximately $33.2 million at our current weighted average fee rate of 0.77%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities, investments in mutual funds, including the Fund for which MNA provides advisory services and cash held by brokers as collateral for managed futures. The value of these investments was $34.6 million as of June 30, 2015 of which $23.5 million is investment securities classified as trading, $2.1 million is investment securities classified as available-for-sale and $9.1 million is included in due from broker. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $3.5 million at June 30, 2015. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $43.1 billion as of June 30, 2015. As of June 30, 2015, approximately 21% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 21% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $0.9 billion, which would cause an annualized increase or decrease in revenues of approximately $7.0 million at our current weighted average fee rate of 0.77%.
Interest Rate Risk
At June 30, 2015, the Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of June 30, 2015. Additionally, given the current level of income we earn from our cash and cash equivalent balances, interest rate changes would not have a material impact on us.
Borrowing under our revolving credit agreement bears interest as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. At June 30, 2015, there were no borrowings outstanding under the revolving credit agreement.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

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

MANNING & NAPIER, INC.

Dated: August 7, 2015	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)