Form 10-Q
period 2015-09-30
Manning & Napier, Inc.
filed 2015-11-06
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2015
Class A common stock, $0.01 par value per share	14,775,130
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$94,183	$124,992
Accounts receivable	17,618	23,704
Accounts receivable—Manning & Napier Fund, Inc.	9,008	15,579
Due from broker	4,122	5,391
Due from broker - consolidated funds	3,781	—
Investment securities	22,668	26,915
Investment securities - consolidated funds	1,058	—
Prepaid expenses and other assets	6,767	9,321
Total current assets	159,205	205,902
Property and equipment, net	6,445	7,456
Net deferred tax assets, non-current	43,619	42,581
Other long-term assets	1,359	1,534
Total assets	$210,628	$257,473

Liabilities
Accounts payable	$870	$2,906
Accrued expenses and other liabilities	33,933	50,779
Deferred revenue	12,777	12,812
Total current liabilities	47,580	66,497
Other long-term liabilities	2,943	3,116
Amounts payable under tax receivable agreement, non-current	38,661	39,149
Total liabilities	89,184	108,762
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 14,775,130 and 13,713,540 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	148	137
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	205,479	209,284
Retained deficit	(37,649)	(41,087)
Accumulated other comprehensive income	(2)	—
Total shareholders’ equity	167,976	168,334
Noncontrolling interests	(46,532)	(19,623)
Total shareholders’ equity and noncontrolling interests	121,444	148,711
Total liabilities, shareholders’ equity and noncontrolling interests	$210,628	$257,473
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Investment management services revenue	$77,928	$104,795	$255,327	$307,129
Expenses
Compensation and related costs	24,500	51,499	79,627	159,457
Distribution, servicing and custody expenses	13,620	19,921	46,292	58,325
Other operating costs	9,075	9,365	27,053	25,867
Total operating expenses	47,195	80,785	152,972	243,649
Operating income	30,733	24,010	102,355	63,480
Non-operating income (loss)
Interest expense	(131)	(14)	(215)	(21)
Interest and dividend income	138	144	459	553
Change in liability under tax receivable agreement	(2,793)	(65)	(2,810)	2,045
Net gains (losses) on investments	(3,221)	(1,279)	(4,184)	(446)
Total non-operating income (loss)	(6,007)	(1,214)	(6,750)	2,131
Income before provision for income taxes	24,726	22,796	95,605	65,611
(Benefit) provision for income taxes	(1,600)	2,976	2,960	10,412
Net income attributable to controlling and noncontrolling interests	26,326	19,820	92,645	55,199
Less: net income attributable to noncontrolling interests	22,784	19,392	82,291	53,991
Net income attributable to Manning & Napier, Inc.	$3,542	$428	$10,354	$1,208

Net income per share available to Class A common stock
Basic	$0.24	$0.03	$0.72	$0.09
Diluted	$0.21	$0.03	$0.71	$0.09
Weighted average shares of Class A common stock outstanding
Basic	13,745,130	13,705,134	13,732,980	13,669,391
Diluted	81,889,208	13,930,020	13,951,651	13,822,402
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.48	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income attributable to controlling and noncontrolling interests	$26,326	$19,820	$92,645	$55,199
Net unrealized holding loss on investment securities, net of tax	—	—	(2)	—
Reclassification adjustment for realized losses on investment securities included in net income	—	—	—	1
Comprehensive income	$26,326	$19,820	$92,643	$55,200
Less: Comprehensive income attributable to noncontrolling interests	22,784	19,392	82,289	53,992
Comprehensive income attributable to Manning & Napier, Inc.	$3,542	$428	$10,354	$1,208
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2013	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$(22,790)	$145,789
Net income	—	—	—	—	—	1,208	—	53,991	55,199
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(80,602)	(80,602)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	1	—	1
Common stock issued under equity compensation plan	71,173	1	—	—	(1)	—	—	—	—
Equity-based compensation	—	—	—	—	9,735	—	—	58,406	68,141
Dividends declared on Class A common stock - $0.48 per share	—	—	—	—	—	(6,569)	—	—	(6,569)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	—	—	—	—	(5,652)	—	—	(26,531)	(32,183)
Balance—September 30, 2014	13,705,419	$137	1,000	$—	$213,070	$(45,905)	$—	$(17,526)	$149,776

Balance—December 31, 2014	13,713,540	$137	1,000	$—	$209,284	$(41,087)	$—	$(19,623)	$148,711
Net income	—	—	—	—	—	10,354	—	82,291	92,645
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(79,029)	(79,029)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(2)	—	(2)
Common stock issued under equity compensation plan	1,061,590	11	—	—	(11)	—	—	—	—
Equity-based compensation	—	—	—	—	600	—	—	3,155	3,755
Dividends declared on Class A common stock - $0.48 per share	—	—	—	—	—	(6,916)	—	—	(6,916)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 3)	—	—	—	—	(4,394)	—	—	(33,326)	(37,720)
Balance—September 30, 2015	14,775,130	$148	1,000	$—	$205,479	$(37,649)	$(2)	$(46,532)	$121,444
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$92,645	$55,199
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	3,755	68,141
Depreciation and amortization	1,968	1,643
Change in amounts payable under tax receivable agreement	2,810	(2,045)
Net losses (gains) on investment securities	4,184	446
Deferred income taxes	(1,087)	3,743
Amortization of debt issuance costs	65	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	6,086	(100)
Accounts receivable—Manning & Napier Fund, Inc.	6,571	(627)
Due from broker - consolidated funds	(5,000)	—
Investment securities - consolidated funds	(1,150)	—
Prepaid expenses and other assets	3,230	507
Accounts payable	(2,036)	746
Accrued expenses and other liabilities	(18,188)	(7,532)
Deferred revenue	(35)	1,948
Other long-term liabilities	(217)	1,111
Net cash provided by operating activities	93,601	123,180
Cash flows from investing activities:
Purchase of property and equipment	(555)	(2,297)
Sale of investments	8,207	7,883
Purchase of investments	(6,610)	(12,855)
Acquisitions, net of cash received	—	(2,068)
Proceeds from maturity of investments	—	605
Net cash provided by (used in) investing activities	1,042	(8,732)
Cash flows from financing activities:
Distributions to noncontrolling interests	(79,029)	(80,602)
Dividends paid on Class A common stock	(7,851)	(7,648)
Payment of shares withheld to satisfy withholding requirements	(64)	—
Payment of capital lease obligations	(166)	(190)
Purchase of Class A units of Manning & Napier Group, LLC	(37,720)	(32,401)
Payment of debt issuance costs	(622)	—
Net cash used in financing activities	(125,452)	(120,841)
Net decrease in cash and cash equivalents	(30,809)	(6,393)
Cash and cash equivalents:
Beginning of period	124,992	125,250
End of period	$94,183	$118,857
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
The Company is the sole managing member of Manning & Napier Group, LLC and its subsidiaries ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of September 30, 2015.

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
Principles of Consolidation
As of September 30, 2015, Manning & Napier holds an approximately 16.7% economic interest in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”) and the Exeter Trust Company Collective Investment Trusts (“CIT”). The Fund and CIT are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a voting interest entity (“VOE”). The Company holds, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds and hedge funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At September 30, 2015, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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
Certain investment advisory contracts provide for a performance-based fee, in addition to a base investment management fee, which is calculated as a percentage of cumulative profits over and above the aggregate of previous period cumulative profits. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period, when all contingencies are resolved, typically on a quarterly basis. For the nine months ended September 30, 2015, the Company recognized less than $0.1 million in performance fee income.
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
The Company's investments in the Fund amounted to approximately $1.2 million as of September 30, 2015 and $0.2 million as of December 31, 2014.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $35.8 million and $123.2 million for the three and nine months ended September 30, 2015, respectively, and $56.5 million and $164.6 million for the three and nine months ended September 30, 2014, respectively. These amounts represent greater than 10% of the Company's revenue in each respective period.

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
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Income before provision for income taxes	$24,726	$22,796	$95,605	$65,611
Less: (loss) gain before provision for income taxes of Manning & Napier, Inc. (a)	(2,799)	(87)	(2,822)	2,015
Income before provision for income taxes, as adjusted	27,525	22,883	98,427	63,596
Controlling interest percentage (b)	16.7%	14.5%	16.0%	14.3%
Net income attributable to controlling interest	4,647	3,318	15,714	9,086
Plus: (loss) gain before provision for income taxes of Manning & Napier, Inc. (a)	(2,799)	(87)	(2,822)	2,015
Income before income taxes attributable to Manning & Napier, Inc.	1,848	3,231	12,892	11,101
Less: (benefit) provision for income taxes of Manning & Napier, Inc. (c)	(1,694)	2,803	2,538	9,893
Net income attributable to Manning & Napier, Inc.	$3,542	$428	$10,354	$1,208
________________________

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes was a benefit of $1.6 million and a

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

provision of $3.0 million for the three and nine months ended months ended September 30, 2015, respectively, and approximately $3.0 million and $10.4 million for the three and nine months ended September 30, 2014, respectively.

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
As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to 16.7%. As of September 30, 2015, M&N Group Holdings and MNCC may exchange an aggregate of 67,896,484 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the Company's 2011 IPO.
At September 30, 2015 and December 31, 2014, the Company had recorded a liability of $42.0 million and $41.2 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the holders of Manning & Group. Of these amounts, $3.3 million and $2.1 million were included in accrued expenses and other liabilities at September 30, 2015 and December 31, 2014, respectively. During the quarter ended September 30, 2015, the Company reduced its liability for income taxes associated with unrecognized tax benefits. As a result, the Company increased its deferred tax asset related to the TRA by $3.2 million resulting in an increase to the amounts payable under the TRA of approximately $2.8 million, representing 85% of the applicable cash savings.
The Company made payments of approximately $2.1 million and $2.0 million pursuant to the TRA during the nine months ended September 30, 2015 and 2014, respectively.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 4—Investment Securities
The following represents the Company’s investment securities holdings as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.25%, 10/31/2015)	$2,107	$—	$(1)	$2,106
Trading securities
Equity securities				9,461
Fixed income securities				8,046
Mutual funds				114
Mutual funds - consolidated funds				1,058
Hedge funds				2,941
				21,620
Total investment securities				$23,726

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.25%, 10/31/2015)	$2,107	$—	$—	$2,107
Trading securities
Equity securities				12,048
Fixed income securities				9,366
Mutual funds				168
Hedge funds				3,226
				24,808
Total investment securities				$26,915
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds and hedge funds for which the Company provides advisory services. At September 30, 2015 and December 31, 2014, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $2.4 million and $0.9 million of net unrealized losses related to investments classified as trading during the nine months ended September 30, 2015 and 2014, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes for compliance with certain regulatory requirements. As of September 30, 2015 and December 31, 2014, $0.6 million of these securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the nine months ended September 30, 2015 and 2014.
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
The following tables present the notional value and fair value as of September 30, 2015 and December 31, 2014 for derivative instruments not designated as hedging instruments:

	September 30, 2015
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$222,167	$272	$(365)
Index futures	1,513	25	(18)
Commodity futures	2,015	94	(33)
Currency futures	6,083	15	(25)
Total derivatives	$231,778	$406	$(441)

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2014
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$106,932	$162	$(60)
Index futures	2,032	51	(16)
Commodity futures	3,506	41	(76)
Currency futures	10,017	162	(17)
Total derivatives	$122,487	$416	$(169)
As of September 30, 2015 and December 31, 2014, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net gains (losses) on investments in the consolidated statements of operations. For the nine months ended September 30, 2015, the average volume of derivative activity (measured in terms of notional value) was approximately $238.5 million. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest rate futures	$(877)	$12	$(1,420)	$(544)
Index futures	(137)	(54)	(47)	15
Commodity futures	(33)	50	(10)	(10)
Currency futures	(117)	(58)	(58)	(23)
Balance as of end of period	$(1,164)	$(50)	$(1,535)	$(562)
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

The following table presents the offsetting of managed futures as of September 30, 2015 and December 31, 2014:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
	(in thousands)
September 30, 2015	$(441)	$406	$(35)	$—	$(35)	$—
December 31, 2014	$(169)	$416	$247	$—	$—	$247
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$9,461	$—	$—	$9,461
Fixed income securities	992	7,054	—	8,046
Mutual funds	114	—	—	114
Mutual funds - consolidated funds	1,058	—	—	1,058
Hedge funds	—	2,941	—	2,941
U.S. Treasury notes	—	2,106	—	2,106
Derivatives	406	—	—	406
Total assets at fair value	$12,031	$12,101	$—	$24,132

Derivatives	$441	$—	$—	$441
Total liabilities at fair value	$441	$—	$—	$441

	December 31, 2014
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$12,048	$—	$—	$12,048
Fixed income securities	1,154	8,212	—	9,366
Mutual funds	168	—	—	168
Hedge funds	—	3,226	—	3,226
U.S. Treasury notes	—	2,107	—	2,107
Derivatives	416	—	—	416
Total assets at fair value	$13,786	$13,545	$—	$27,331

Securities sold, not yet purchased	$964	$—	$—	$964
Derivatives	169	—	—	169
Total liabilities at fair value	$1,133	$—	$—	$1,133

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
There were no Level 3 securities held by the Company at September 30, 2015 or December 31, 2014.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2015.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Accrued bonus and sales commissions	$14,718	$28,801
Accrued payroll and benefits	3,528	3,424
Accrued sub-transfer agent fees	6,179	8,108
Dividends payable	2,361	3,291
Amounts payable under tax receivable agreement	3,313	2,100
Securities sold, not yet purchased	—	964
Other accruals and liabilities	3,834	4,091
	$33,933	$50,779
Note 8—Borrowings
Revolving Credit Facility
On April 23, 2015, Manning & Napier, Inc., Manning & Napier Group and MNA (collectively, the "Borrowers") entered into an unsecured revolving credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, lender, swingline lender and issuing bank, Manufacturers and Traders Trust Company, as syndication agent and lender, and First Niagara Bank, The Bank of New York Mellon, and The Huntington National Bank, as lenders (collectively, the "Lenders") that has a four-year term (until April 23, 2019) and provides borrowing capacity of up to $100.0 million, with a feature providing for an increase in the line to $150.0 million on approval by the Lenders. The Credit Agreement also provides for a $5.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swingline facility. At September 30, 2015, there were no amounts outstanding under the Credit Agreement and the Company had the capacity to draw on the entire $100.0 million under the Credit Agreement. The Company incurred approximately $0.6 million of issuance costs to enter this facility. These costs are being amortized to interest expense over the contractual term of the Credit Agreement.
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
The Credit Agreement contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge, dispose of assets, and make distributions, dividends, investments or capital expenditures, among other things. In addition, the Credit Agreement contains certain financial covenants, including: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Agreement) of at least 4.00:1.00 and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Agreement) of no greater than 2.75:1.00. For purposes of the Credit Agreement, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, non-cash stock-based compensation expense, and certain non-cash nonrecurring gains and losses as described in and specified under the Credit Agreement. At September 30, 2015, the Company was in compliance with all financial covenants under the Credit Agreement.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of September 30, 2015 and December 31, 2014, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Note 10—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed using the two-class method to determine net income available to Class A common stock. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. The Company's restricted Class A common shares granted under the 2011 Equity Compensation Plan (the "Equity Plan") have non-forfeitable dividend rights during their vesting period and are therefore considered participating securities under the two-class method. Under the two-class method, the Company's net income available to Class A common stock is reduced by the amount allocated to the unvested restricted Class A common stock. Basic EPS is calculated by dividing net income available to Class A common stock by the weighted average number of common shares outstanding during the period.
Diluted earnings per share (“diluted EPS”) is computed under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, the weighted average number of common shares outstanding during the period is increased by the assumed conversion into Class A common stock of the unvested equity awards and the exchangeable units of Manning & Napier Group, to the extent that such conversion would dilute earnings per share.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2015 and 2014 under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$26,326	$19,820	$92,645	$55,199
Less: net income attributable to noncontrolling interests	22,784	19,392	82,291	53,991
Net income attributable to Manning & Napier, Inc.	$3,542	$428	$10,354	$1,208
Less: allocation to participating securities	247	—	482	—
Net income available to Class A common stock	$3,295	$428	$9,872	$1,208

Weighted average shares of Class A common stock outstanding - basic	13,745,130	13,705,134	13,732,980	13,669,391
Dilutive effect from unvested equity awards and Class A Units	68,144,078	224,886	218,671	153,011
Weighted average shares of Class A common stock outstanding - diluted	81,889,208	13,930,020	13,951,651	13,822,402
Net income available to Class A common stock per share - basic	$0.24	$0.03	$0.72	$0.09
Net income available to Class A common stock per share - diluted	$0.21	$0.03	$0.71	$0.09
For both the three and nine months ended September 30, 2015 and 2014, 181,378 restricted stock units were excluded from the calculation of diluted earnings per common share because the performance conditions had not yet been satisfied.
For the three and nine months ended September 30, 2015, 1,030,000 unvested restricted Class A common shares were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive. For the nine months ended September 30, 2015 and September 30, 2014, 255,357 and 282,247, respectively, restricted stock units were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

At September 30, 2015 and September 30, 2014 there were 67,896,484 and 73,574,338, respectively, Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to 67,896,484 and 73,574,338, respectively, shares of the Company’s Class A common stock. The restrictions set forth in the exchange agreement were in place at the end of each respective reporting period. These units were included in the calculation of diluted earnings per common share for the three months ended September 30, 2015. These units were not included in the calculation of diluted earnings per common share for the nine months ended September 30, 2015 and for the three and nine months ended September 30, 2014, respectively, because the effect would have been anti-dilutive.
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
During the nine months ended September 30, 2015, 1,436,947 equity awards were granted under the Equity Plan. The awards consist of 31,590 shares of Class A common stock, 1,150,000 restricted stock awards and 255,357 restricted stock units. The Class A common stock awards vested immediately, and the restricted share-based awards are subject to service-based vesting over a period ranging from 2 to 6 years.
The following table summarizes the equity award activity for the nine months ended September 30, 2015 under the Company's Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2015	855,009	$15.32
Granted	1,436,947	$11.89
Vested	(31,590)	$12.20
Forfeited	(161,888)	$13.04
Stock awards outstanding at September 30, 2015	2,098,478	$13.19
The weighted average grant date fair value of Equity Plan awards granted during the nine months ended September 30, 2015 and 2014 was $11.89 and $15.29, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, where applicable, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.
For the three and nine months ended September 30, 2015, the Company recorded approximately $1.2 million and $3.8 million, respectively, of compensation expense related to awards under the Equity Plan. For the three and nine months ended September 30, 2014, the Company recorded approximately $0.9 million and $2.2 million, respectively, of compensation expense related to awards under the Equity Plan.
For the three and nine months ended September 30, 2014, the Company recognized approximately $20.8 million and $66.0 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions.
As of September 30, 2015, there was unrecognized compensation expense related to Equity Plan awards of approximately $16.9 million, which the Company expects to recognize over a weighted average period of approximately 4.3 years.
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
The Company’s income tax provision and effective tax rate were as follows:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Earnings from continuing operations before income taxes	$24,726	$22,796	$95,605	$65,611
Effective tax rate	(6.5)%	13.1%	3.1%	15.9%
(Benefit) provision for income taxes	(1,600)	2,976	2,960	10,412
Provision for income taxes @ 35%	8,654	7,979	33,462	22,964
Difference between tax at effective vs. statutory rate	$(10,254)	$(5,003)	$(30,502)	$(12,552)
For the three and nine months ended September 30, 2015 and 2014, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the three and nine months ended September 30, 2015, the Company received an additional benefit of approximately $3.2 million resulting from the release of uncertain tax positions that increased the expected future tax benefits under the tax receivable agreement. For the nine months ended September 30, 2014, the benefit is partially offset by a $2.2 million impact from enacted changes in tax laws that lowered the Company's expectation of the future tax benefits under the tax receivable agreement.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees earned was approximately $0.2 million and fees waived was less than $0.1 million for the nine months ended September 30, 2015.
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
Note 14—Subsequent Events
Distributions and dividends
On November 2, 2015, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is approximately $12.5 million, of which approximately $10.4 million is expected to be payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 1, 2016 to shareholders of record as of January 15, 2016.

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
Our mutual funds and collective investment trusts are distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also obtain our mutual fund and collective investment trust distribution through our direct sales representatives, in particular within the defined contribution and institutional marketplace. Our mutual fund and collective investment trust products are an important driver of our blended asset class portfolios, in particular with 401(k) plan sponsors, advisors and recordkeepers that select our funds as default options for participants. In addition, financial intermediaries, mutual fund advisory programs and retail platforms are a driver of mutual fund equity portfolios.
Our assets under management (“AUM”) was $37.2 billion as of September 30, 2015. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	September 30, 2015
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$12,122.1	$8,174.4	$1,144.6	$21,441.1
Mutual funds and collective investment trusts	10,653.0	5,013.3	69.0	15,735.3
Total	$22,775.1	$13,187.7	$1,213.6	$37,176.4

The composition of our separately managed accounts as of September 30, 2015, by channel and portfolio, is set forth in the table below.

	September 30, 2015
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,685.4	$5,880.8	$993.3	$15,559.5
Intermediary Channel	3,432.6	712.8	151.3	4,296.7
Platform/Sub-advisor Channel	4.1	1,580.8	—	1,584.9
Total	$12,122.1	$8,174.4	$1,144.6	$21,441.1
Percentage of separate account AUM
Direct Channel	41%	27%	5%	73%
Intermediary Channel	16%	3%	1%	20%
Platform/Sub-advisor Channel	—%	7%	—%	7%
Total	57%	37%	6%	100%
Percentage of portfolio by channel
Direct Channel	72%	72%	87%	73%
Intermediary Channel	28%	9%	13%	20%
Platform/Sub-advisor Channel	—%	19%	—%	7%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	56%	38%	6%	100%
Intermediary Channel	80%	17%	3%	100%
Platform/Sub-advisor Channel	—%	100%	—%	100%
Our separate accounts contributed 38% of our total gross client inflows for the nine months ended September 30, 2015 and represented 58% of our total AUM as of September 30, 2015.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 53% of the total gross client inflows for our separate account business for the nine months ended September 30, 2015 and represented 73% of our total separate account AUM as of September 30, 2015. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the nine months ended September 30, 2015, blended asset and equity portfolios represented 68% and 18%, respectively, of the separate account gross client inflows from the Direct Channel, while fixed income portfolios accounted for 14%. As of September 30, 2015, blended asset and equity portfolios represented 56% and 38%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 6%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Historically, relationships with larger institutions have been a driver of growth in separately managed account equity strategies. Going forward, we expect many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses, and our U.S.-based equity strategies may continue to be attractive to large institutions in a separate account format.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the nine months ended September 30, 2015, 14% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 33% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 27% of our total separate account AUM as of September 30, 2015.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the nine months ended September 30, 2015, blended asset and equity portfolios represented

76% and 22%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 2%. As of September 30, 2015, 80% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 17% allocated to equity and 3% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more and more advisors structure a multi-strategy portfolio for their clients.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the nine months ended September 30, 2015, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios.
Our annualized separate account retention rate across all channels is approximately 90% during the nine months ended September 30, 2015, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
During the nine months ended September 30, 2015, blended market depreciation for our separate account AUM was 5.7%, including 5.1% in our blended assets portfolio, 7.0% in equity portfolios and 0.7% market appreciation in our fixed income portfolios.
The composition of our mutual fund and collective investment trust AUM as of September 30, 2015, by portfolio, is set forth in the table below.

	September 30, 2015
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$10,653.0	$5,013.3	$69.0	$15,735.3
Our mutual funds and collective investment trusts contributed 62% of our total gross client inflows for the nine months ended September 30, 2015 and represented 42% of our total AUM as of September 30, 2015. As of September 30, 2015, our mutual fund and collective investment trust AUM consisted of 68% from blended asset portfolios and 32% from equity portfolios. During the nine months ended September 30, 2015, 74% and 24% of the gross client inflows were attributable to blended assets and equity portfolios, respectively. For the nine months ended September 30, 2015, blended market depreciation for our mutual fund and collective investment trust AUM was 5.1%, including 5.9% in our blended assets and 4.1% in our equity portfolios, offset by market appreciation of 3.6% in our fixed income portfolios.
Our mutual fund and collective investment trust business is driven by financial intermediaries and our direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers and retirement plan advisors. Through our Intermediary Channel, we are focused on our blended asset life cycle fund vehicles given our emphasis on advisors that work with retirement plans. Our blended asset portfolios are also used by advisors seeking a multi-asset class solution for their retail clients. In addition, we are focused on equity and fixed income portfolios within the Intermediary Channel for intermediaries who wish to use our mutual funds as a component of a larger portfolio.
Through our Platform/Sub-advisor Channel, we have relationships with consultants and advisors at platforms. We are focused on equity and fixed income portfolio assets in this channel through the selection of our funds within advisory programs where our mutual funds are used within a multi-strategy portfolio, or through placement on platforms’ approved lists of funds. To facilitate our relationships with intermediaries, we currently have more than 290 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
Our Direct Sales Representatives distribute our equity portfolios to large institutional clients with which we have direct relationships, and often the client’s consultant. Through the Direct Channel, we also form relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. We expect this channel to be focused on distributing blended asset and equity portfolio funds in the future.
Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014.

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

Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our investment vehicles for the three and nine months ended September 30, 2015 and 2014.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of June 30, 2015	$24,205.2	$18,900.9	$43,106.1	56%	44%	100%
Gross client inflows	783.4	1,030.7	1,814.1
Gross client outflows	(1,737.0)	(2,696.3)	(4,433.3)
Market appreciation/(depreciation) & other	(1,810.5)	(1,500.0)	(3,310.5)
As of September 30, 2015	$21,441.1	$15,735.3	$37,176.4	58%	42%	100%
Average AUM for period	$22,951.3	$17,255.5	$40,206.8

As of June 30, 2014	$27,621.6	$26,457.0	$54,078.6	51%	49%	100%
Gross client inflows	828.9	1,385.5	2,214.4
Gross client outflows	(979.5)	(1,590.4)	(2,569.9)
Market appreciation/(depreciation) & other	(1,037.4)	(1,562.3)	(2,599.7)
As of September 30, 2014	$26,433.6	$24,689.8	$51,123.4	52%	48%	100%
Average AUM for period	$27,164.9	$25,811.1	$52,976.0

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2014	$25,408.7	$22,392.9	$47,801.6	53%	47%	100%
Gross client inflows	2,035.1	3,300.3	5,335.4
Gross client outflows	(4,565.3)	(8,819.3)	(13,384.6)
Market appreciation/(depreciation) & other	(1,437.4)	(1,138.6)	(2,576.0)
As of September 30, 2015	$21,441.1	$15,735.3	$37,176.4	58%	42%	100%
Average AUM for period	$24,402.8	$19,744.0	$44,146.8

As of December 31, 2013	$26,835.0	$23,991.2	$50,826.2	53%	47%	100%
Gross client inflows	2,480.2	4,680.9	7,161.1
Gross client outflows	(3,817.2)	(3,973.4)	(7,790.6)
Market appreciation/(depreciation) & other	935.6	(8.9)	926.7
As of September 30, 2014	$26,433.6	$24,689.8	$51,123.4	52%	48%	100%
Average AUM for period	$27,107.5	$25,236.1	$52,343.6

The following tables reflect the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2015 and 2014.

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2015	$24,900.3	$17,047.7	$1,158.1	$43,106.1	57%	40%	3%	100%
Gross client inflows	1,023.6	688.8	101.7	1,814.1
Gross client outflows	(1,594.5)	(2,782.3)	(56.5)	(4,433.3)
Market appreciation/(depreciation) & other	(1,554.3)	(1,766.5)	10.3	(3,310.5)
As of September 30, 2015	$22,775.1	$13,187.7	$1,213.6	$37,176.4	61%	36%	3%	100%
Average AUM for period	$24,027.0	$15,013.4	$1,166.4	$40,206.8

As of June 30, 2014	$25,891.6	$26,968.0	$1,219.0	$54,078.6	48%	50%	2%	100%
Gross client inflows	1,208.0	858.3	148.1	2,214.4
Gross client outflows	(1,151.5)	(1,281.5)	(136.9)	(2,569.9)
Market appreciation/(depreciation) & other	(610.9)	(2,011.4)	22.6	(2,599.7)
As of September 30, 2014	$25,337.2	$24,533.4	$1,252.8	$51,123.4	50%	48%	2%	100%
Average AUM for period	$25,697.4	$26,039.4	$1,239.2	$52,976.0

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2014	$25,279.0	$21,284.1	$1,238.5	$47,801.6	53%	44%	3%	100%
Gross client inflows	3,347.0	1,780.7	207.7	5,335.4
Gross client outflows	(4,458.1)	(8,683.6)	(242.9)	(13,384.6)
Market appreciation/(depreciation) & other	(1,392.8)	(1,193.5)	10.3	(2,576.0)
As of September 30, 2015	$22,775.1	$13,187.7	$1,213.6	$37,176.4	61%	36%	3%	100%
Average AUM for period	$24,901.6	$18,046.6	$1,198.6	$44,146.8

As of December 31, 2013	$23,710.2	$25,977.0	$1,139.0	$50,826.2	47%	51%	2%	100%
Gross client inflows	3,535.5	3,352.3	273.3	7,161.1
Gross client outflows	(2,971.5)	(4,543.4)	(275.7)	(7,790.6)
Market appreciation/(depreciation) & other	1,063.0	(252.5)	116.2	926.7
As of September 30, 2014	$25,337.2	$24,533.4	$1,252.8	$51,123.4	50%	48%	2%	100%
Average AUM for period	$24,924.9	$26,229.3	$1,189.4	$52,343.6
The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 80% of our AUM as of September 30, 2015.

Key Strategies	AUM as of September 30, 2015 (in millions)	Inception Date	Annualized Returns as of September 30, 2015 (3)
			Inception	Market Cycle (1)	Ten Year	Five Year	Three Year	One Year
Long-Term Growth 30%-80% Equity Exposure	$10,146.1	1/1/1973	9.6%	6.1%	5.4%	6.7%	5.6%	(5.2)%
Blended Benchmark: 55% S&P 500 Total Return / 45% Barclays Government/Credit Bond			9.2%	4.8%	6.1%	8.8%	7.6%	1.1%
Growth with Reduced Volatility 20%-60% Equity Exposure	$4,680.4	1/1/1973	8.9%	5.7%	4.9%	5.5%	4.4%	(3.9)%
Blended Benchmark: 40% S&P 500 Total Return / 60% Barclays Government/Credit Bond			8.8%	5.0%	5.8%	7.3%	5.9%	1.6%
Aggregate Fixed Income	$507.4	1/1/1984	7.6%	5.2%	4.7%	2.9%	1.5%	2.1%
Benchmark: Barclays U.S. Aggregate Bond			7.5%	5.4%	4.6%	3.1%	1.7%	2.9%
Equity-Oriented	$2,890.9	1/1/1993	9.7%	6.1%	5.3%	7.5%	7.1%	(8.5)%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Barclays U.S. Aggregate Bond			8.1%	4.1%	6.0%	9.5%	8.9%	(2.3)%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,427.5	1/1/1995	10.7%	6.8%	6.2%	9.2%	8.9%	(9.8)%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			8.5%	3.8%	6.2%	11.0%	10.5%	(2.9)%
Core Non-U.S. Equity	$7,912.3	10/1/1996	7.1%	5.0%	3.6%	1.0%	1.2%	(13.6)%
Benchmark: ACWIxUS Index			4.5%	2.5%	3.0%	1.8%	2.3%	(12.2)%
Core U.S. Equity	$2,121.4	7/1/2000	6.4%	N/A (2)	6.3%	9.6%	9.9%	(8.0)%
Benchmark: Russell 3000® Index			4.3%	4.0%	6.9%	13.3%	12.5%	(0.5)%
__________________________

(1)	The Market Cycle performance numbers are calculated from April 1, 2000 to September 30, 2015.

(2)	Market Cycle performance not available given the product's July 1, 2000 inception date.

(3)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

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
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $15.7 billion, or 42%, of our AUM as of September 30, 2015, and investment management fees from these mutual funds and collective investment trusts were $35.8 million, or 46% of our revenues for the three months ended September 30, 2015. MNA also serves as the investment advisor to all of our separately managed accounts, managing $21.4 billion, or 58%, of our AUM as of September 30, 2015, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an approximately 16.7% economic interest in Manning & Napier Group as of September 30, 2015 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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

	Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2015	$22,799	$14,377	$—	$37,176
December 31, 2014	$28,641	$19,161	$—	$47,802
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
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Assets Under Management
The following table reflects changes in our AUM for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,		Period-to-Period
	2015	2014	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$24,205.2	$27,621.6	$(3,416.4)	(12)%
Gross client inflows	783.4	828.9	(45.5)	(5)%
Gross client outflows	(1,737.0)	(979.5)	(757.5)	77%
Market appreciation (depreciation) & other	(1,810.5)	(1,037.4)	(773.1)	75%
Ending assets under management	$21,441.1	$26,433.6	$(4,992.5)	(19)%
Mutual funds and collective investment trusts
Beginning assets under management	$18,900.9	$26,457.0	$(7,556.1)	(29)%
Gross client inflows	1,030.7	1,385.5	(354.8)	(26)%
Gross client outflows	(2,696.3)	(1,590.4)	(1,105.9)	70%
Market appreciation (depreciation) & other	(1,500.0)	(1,562.3)	62.3	(4)%
Ending assets under management	$15,735.3	$24,689.8	$(8,954.5)	(36)%
Total assets under management
Beginning assets under management	$43,106.1	$54,078.6	$(10,972.5)	(20)%
Gross client inflows	1,814.1	2,214.4	(400.3)	(18)%
Gross client outflows	(4,433.3)	(2,569.9)	(1,863.4)	73%
Market appreciation (depreciation) & other	(3,310.5)	(2,599.7)	(710.8)	27%
Ending assets under management	$37,176.4	$51,123.4	$(13,947.0)	(27)%
_______________________

Our total AUM decreased by $13.9 billion, or 27%, to $37.2 billion as of September 30, 2015 from $51.1 billion as of September 30, 2014. The $13.9 billion decrease in AUM from September 30, 2014 to September 30, 2015 was attributable to net client outflows of $10.7 billion and market depreciation of $3.2 billion. The net client outflows of $10.7 billion consisted of $3.5 billion of net outflows for separate accounts and $7.2 billion for mutual funds and collective investment trusts.
For the three months ended September 30, 2015, our AUM decreased by $5.9 billion as compared to a decrease of $3.0 billion for the three months ended September 30, 2014. For the three months ended September 30, 2015, gross client inflows decreased by $0.4 billion as compared to the three months ended September 30, 2014, while gross client outflows increased by $1.9 billion for the same period. Our net client flows are likely to remain under pressure over the near term due to recent investment performance. We experienced market depreciation and other AUM changes of $3.3 billion for the three months ended September 30, 2015 compared to $2.6 billion for the three months ended September 30, 2014.
The total AUM decrease of $5.9 billion, or 14%, to $37.2 billion at September 30, 2015 from $43.1 billion at June 30, 2015 was attributable net client cash outflows of $2.6 billion combined with market depreciation of $3.3 billion. Our net client flows were comprised of separate accounts net client outflows of approximately $1.0 billion and net client outflows from our mutual funds and collective investment trusts of approximately $1.7 billion.
With regard to our separate accounts, gross client inflows of $0.8 billion were offset by gross client outflows of $1.7 billion. Gross client outflows were primarily from our equity portfolio, which represented $1.2 billion, or 70% of total separately managed account gross client outflows during the three months ended September 30, 2015. Specifically, four equity portfolio cancellations account for $0.4 billion of gross client outflows during three months ended September 30, 2015, while withdrawals from two ongoing equity portfolio relationships account for an additional $0.3 billion of gross client outflows during the period. For the three months ended September 30, 2015, our blended asset and equity portfolios experienced net client outflows of $0.3 billion and $0.7 billion, respectively. In light of challenging relative returns during the latter half of 2014 and first half of 2015, our separate account clients redeemed assets at a rate of 16% in the quarter, compared to a 14% redemption rate over the trailing 12 months ended September 30, 2015. Our annualized separate account retention rate was 87% for the three months ended September 30, 2015, a decrease from 92% for the full year 2014.
Net client outflows of $1.7 billion from our mutual fund and collective investment trusts included gross client inflows of $1.0 billion offset by gross client outflows of $2.7 billion. Gross client inflows were primarily from our blended asset portfolios, which represented $0.8 billion or 82% of total mutual fund and collective trust fund gross client inflows during the three months ended September 30, 2015. With regard to gross client outflows, $1.6 billion or 60% of mutual fund and collective investment trust gross client outflows were from equity portfolios, including withdrawals from certain ongoing platform relationships and institutional client cancellations during the third quarter. Approximately $1.1 billion of net client outflows occurred in our World Opportunities Series and $0.2 billion in our Overseas Series during the three months ended September 30, 2015. The outflows were largely attributable to challenging relative underperformance.
Total AUM decreased by 13.8% during the three months ended September 30, 2015 as a result of net client outflows, and market depreciation. The investment loss was 7.5% in separately managed accounts and 7.9% in mutual funds and collective investment trusts.
The rate of change in AUM during the three months ended September 30, 2015 was most significant in our equity portfolio with a decrease of $3.9 billion, or 23%. Our blended asset portfolio decreased by 9% while our fixed income portfolio increased by 5%. The rates of change in AUM was most significant in our equity portfolios from September 30, 2014 to September 30, 2015, with a decrease of $11.3 billion, or 46%, over this period, while our blended asset portfolio and fixed income portfolios decreased by 10% and 3%, respectively.
As of September 30, 2015, the composition of our AUM was 42% in mutual funds and collective investment trusts and 58% in separate accounts, compared to 48% in mutual funds and collective investment trusts and 52% in separate accounts at September 30, 2014. The composition of our AUM across portfolios at September 30, 2015 was 61% in blended assets, 36% in equity, and 3% in fixed income, compared to 50% in blended assets, 48% in equity, and 2% in fixed income at September 30, 2014.

The following table sets forth our results of operations and related data for the three months ended September 30, 2015 and 2014:

	Three months ended September 30,		Period-to-Period
	2015	2014	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$77,928	$104,795	$(26,867)	(26)%
Expenses
Compensation and related costs	24,500	51,499	(26,999)	(52)%
Distribution, servicing and custody expenses	13,620	19,921	(6,301)	(32)%
Other operating costs	9,075	9,365	(290)	(3)%
Total operating expenses	47,195	80,785	(33,590)	(42)%
Operating income	30,733	24,010	6,723	28%
Non-operating income (loss)
Non-operating income (loss), net	(6,007)	(1,214)	(4,793)	*
Income before (benefit) provision for income taxes	24,726	22,796	1,930	8%
Benefit (provision) for income taxes	(1,600)	2,976	(4,576)	*
Net income attributable to controlling and noncontrolling interests	26,326	19,820	6,506	33%
Less: net income attributable to noncontrolling interests	22,784	19,392	3,392	17%
Net income attributable to Manning & Napier, Inc.	$3,542	$428	$3,114	*
Per Share Data
Net income per share available to Class A common stock
Basic	$0.24	$0.03
Diluted	$0.21	$0.03
Weighted average shares of Class A common stock outstanding
Basic	13,745,130	13,705,134
Diluted	81,889,208	13,930,020
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic income (1)	$24,726	$43,632	$(18,906)	(43)%
Economic net income (1)	$17,308	$26,943	$(9,635)	(36)%
Economic net income per adjusted share (1)	$0.21	$0.31
Weighted average adjusted Class A common stock outstanding (1)	83,747,171	88,147,234
_______________________

(1)
For the period ending September 30, 2015, economic income, a non-GAAP measure, is equivalent to income before (benefit) provision for income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $26.9 million, or 26%, to $77.9 million for the three months ended September 30, 2015 from $104.8 million for the three months ended September 30, 2014. This decrease is driven primarily by a $12.8 billion, or 24%, decrease in our average AUM to $40.2 billion for the three months ended September 30, 2015 from $53.0 billion for the three months ended September 30, 2014.

Our average separately managed account fee increased slightly to 64 basis points for the three months ended September 30, 2015 compared to 62 basis points for the three months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, separately managed account standard fees ranged from 15 basis points to 125 basis points depending on investment objective and account size. As of September 30, 2015, the concentration of assets in our separately managed accounts was 57% blended assets, 37% equity and 6% fixed income, compared to 50% blended assets, 45% equity and 5% fixed income as of September 30, 2014.
Our average fee on mutual fund and collective investment trust products decreased to 82 basis points for the three months ended September 30, 2015 compared to 87 basis points for the three months ended September 30, 2014. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. The management fees earned on our mutual fund and collective investment trust management fees ranged from 24 basis points to 100 basis points, depending on investment strategy, for the three months ended September 30, 2015 and 2014. As of September 30, 2015 the concentration of assets in our mutual fund and collective investment trusts was 68% blended assets and 32% equity, compared to 48% blended assets and 52% equity of September 30, 2014.
Operating Expenses
Our operating expenses decreased by $33.6 million, or 42%, to $47.2 million for the three months ended September 30, 2015 from $80.8 million for the three months ended September 30, 2014.
Compensation and related costs decreased by $27.0 million, or 52%, to $24.5 million for the three months ended September 30, 2015 from $51.5 million for the three months ended September 30, 2014. This change was driven primarily by the completion of the vesting of pre-IPO ownership interests in 2014 and as such, we no longer record non-cash reorganization-related share based compensation. Included within compensation and related costs for the three months ended September 30, 2014 was approximately $20.8 million of non-cash reorganization-related share based compensation. The remaining decrease of $6.2 million was driven by lower incentive compensation costs for our investment team and sales professionals resulting from investment performance and net client outflows during the respective periods. Included within compensation and related costs was $1.2 million and $0.9 million of equity-based compensation charges under our 2011 long-term incentive plan for the three months ended September 30, 2015 and 2014, respectively. When considered as a percentage of revenue, compensation and related costs for the three months ended September 30, 2015 was 31% compared to 29% for the three months ended September 30, 2014 when excluding non-cash reorganization-related share-based compensation charges.
Distribution, servicing and custody expenses decreased by $6.3 million, or 32%, to $13.6 million for the three months ended September 30, 2015 from $19.9 million for the three months ended September 30, 2014. The decrease was generally driven by a 33% decrease in mutual funds and collective investment trusts average AUM for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense was 38% for the three months ended September 30, 2015, compared to 35% for the three months ended September 30, 2014.
Other operating costs decreased by $0.3 million, or 3%, to $9.1 million for the three months ended September 30, 2015 from $9.4 million for the three months ended September 30, 2014. As a percentage of revenue, other operating costs for the three months ended September 30, 2015 was 12% compared to 9% for 2014.
Non-Operating Income (Loss)
Non-operating loss for the three months ended September 30, 2015 was $6.0 million, compared to $1.2 million for the three months ended September 30, 2014. Non-operating loss for the three months ended September 30, 2015 includes a $2.8 million one-time expense related to an increase in amounts payable under a tax receivable agreement resulting from a corresponding increase during the quarter in the Company's expected tax benefits under the agreement. In addition, non-operating loss increased $1.9 million when compared to the three months ended September 30, 2014 due to performance on investments held by the Company to provide initial cash seeding for product development purposes and interest expense increased approximately $0.1 million during the three months ended September 30, 2015 as compared to 2014 related to the credit facility entered into during 2015.
Provision for Income Taxes
The Company’s tax provision decreased by $4.6 million, to a benefit of $1.6 million for the three months ended September 30, 2015 from a provision of $3.0 million for the three months ended September 30, 2014. The decrease is primarily driven by a benefit of $3.2 million during the three months ended September 30, 2015, resulting from the release of uncertain tax positions that increased the Company's expectation of the future tax benefits under the tax receivable agreement. The remaining decrease is driven by a decrease in taxable earnings as compared to the prior year.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Assets Under Management
The following table reflects changes in our AUM for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,		Period-to-Period
	2015	2014	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$25,408.7	$26,835.0	$(1,426.3)	(5)%
Gross client inflows	2,035.1	2,480.2	(445.1)	(18)%
Gross client outflows	(4,565.3)	(3,817.2)	(748.1)	20%
Market appreciation (depreciation) & other	(1,437.4)	935.6	(2,373.0)	*
Ending assets under management	$21,441.1	$26,433.6	$(4,992.5)	(19)%
Mutual funds and collective investment trusts
Beginning assets under management	$22,392.9	$23,991.2	$(1,598.3)	(7)%
Gross client inflows	3,300.3	4,680.9	(1,380.6)	(29)%
Gross client outflows	(8,819.3)	(3,973.4)	(4,845.9)	122%
Market appreciation (depreciation) & other	(1,138.6)	(8.9)	(1,129.7)	*
Ending assets under management	$15,735.3	$24,689.8	$(8,954.5)	(36)%
Total assets under management
Beginning assets under management	$47,801.6	$50,826.2	$(3,024.6)	(6)%
Gross client inflows	5,335.4	7,161.1	(1,825.7)	(25)%
Gross client outflows	(13,384.6)	(7,790.6)	(5,594.0)	72%
Market appreciation (depreciation) & other	(2,576.0)	926.7	(3,502.7)	*
Ending assets under management	$37,176.4	$51,123.4	$(13,947.0)	(27)%
_______________________

(*)	Percentage change not meaningful
Our total AUM decreased by $13.9 billion, or 27%, to $37.2 billion as of September 30, 2015 from $51.1 billion as of September 30, 2014. For the nine months ended September 30, 2015, gross client inflows decreased by $1.8 billion as compared to the nine months ended September 30, 2014, while gross client outflows increased by $5.6 billion for the same periods. Additionally, we experienced market depreciation and other AUM decrease of $2.6 billion for the nine months ended September 30, 2015 compared to $0.9 billion market appreciation and other AUM increase for the nine months ended September 30, 2014.
The total AUM decrease of $10.6 billion, or 22%, to $37.2 billion at September 30, 2015 from $47.8 billion at December 31, 2014 was a result net client outflows of $8.0 billion and market depreciation and other changes of $2.6 billion. For the nine months ended September 30, 2015, net client outflows from our mutual funds and collective investment trusts were $5.5 billion and $2.5 billion from our separate accounts. Our net client flows are likely to remain under pressure over the near term due to recent investment performance.
Our separate account products gathered $2.0 billion of gross client inflows during the nine months ended September 30, 2015, compared to $2.5 billion in separate account gross client inflows during the first nine months of 2014. The $2.0 billion of gross client inflows included $0.9 billion into our blended asset portfolio, $1.0 billion into our equity portfolio and $0.1 in our fixed income portfolio. For the period ended September 30, 2015, 53% of our separate account gross client inflows were derived from our Direct Channel with 20% representing new client relationships. Gross client inflows were offset by $4.6 billion in gross client outflows during the nine months ended September 30, 2015. With regard to gross client outflows, $2.6 billion, or 58%, of outflows, resulted from withdrawals from existing accounts, particularly accounts invested in our equity portfolio. Specifically, two existing equity portfolio relationships accounted for $0.8 million of the withdrawals during the period ended September 30, 2015. Our blended asset and equity portfolios experienced net client outflows of $0.4 billion and $2.1 billion, respectively, over the nine months ended September 30, 2015. The annualized separate account retention rate was 90% during the nine months ended September 30, 2015, compared to 93% as of September 30, 2014.
Net client outflows of $5.5 billion from our mutual fund and collective investment trusts included gross client inflows of $3.3 billion offset by gross client outflows of $8.8 billion. Gross client inflows were primarily from our blended asset portfolios, which represented $2.4 billion, or 74%, of mutual fund and collective trust fund gross client inflows during the nine months ended September 30, 2015. With regard to gross client outflows, $5.7 billion, or 65%, of mutual fund and collective investment trust gross client outflows were from equity portfolios, including certain platform relationship cancellations, withdrawals from ongoing platform relationships and institutional client cancellations. Net client outflows by fund were concentrated in our World Opportunities, Equity and Overseas series where outflows were $3.9 billion, $0.6 billion and $0.8 billion, respectively, during the nine months ended September 30, 2015. The outflows were largely attributable to challenging relative under performance. In addition, approximately $0.6 billion of net client outflows were from our Life Cycle mutual fund and collective trust products, which includes both risk based and target date strategies.
Market depreciation during the nine months ended September 30, 2015 constituted a 5.4% rate of decrease in our total AUM. The investment loss was 5.7% in separately managed accounts and 5.1% in mutual funds and collective investment trusts.
The rates of change in AUM during the nine months ended September 30, 2015 were comprised of decreases of 10%, 38% and 2% in our blended, equity and fixed income portfolios, respectively. The rates of change in AUM from September 30, 2014 to September 30, 2015 were comprised of decreases in our blended asset, equity and fixed income portfolios of 10%, 46%, and 3%, respectively.
As of September 30, 2015, the composition of our AUM was 42% in mutual funds and collective investment trusts and 58% in separate accounts, compared to 47% in mutual funds and collective investment trusts and 53% in separate accounts at December 31, 2014 and 48% in mutual funds and collective investment trusts and 52% in separate accounts at September 30, 2014. The composition of our AUM across portfolios at September 30, 2015 was 61% in blended assets, 36% in equity, and 3% in fixed income, compared to 53% in blended assets, 44% in equity, and 3% in fixed income at December 31, 2014, and 50% in blended assets, 48% in equity, and 2% in fixed income at September 30, 2014.

The following table sets forth our results of operations and other data for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,		Period-to-Period
	2015	2014	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$255,327	$307,129	$(51,802)	(17)%
Expenses
Compensation and related costs	79,627	159,457	(79,830)	(50)%
Distribution, servicing and custody expenses	46,292	58,325	(12,033)	(21)%
Other operating costs	27,053	25,867	1,186	5%
Total operating expenses	152,972	243,649	(90,677)	(37)%
Operating income	102,355	63,480	38,875	61%
Non-operating income (loss)
Non-operating income (loss), net	(6,750)	2,131	(8,881)	*
Income before provision for income taxes	95,605	65,611	29,994	46%
Provision for income taxes	2,960	10,412	(7,452)	(72)%
Net income attributable to controlling and noncontrolling interests	92,645	55,199	37,446	68%
Less: net income attributable to noncontrolling interests	82,291	53,991	28,300	52%
Net income attributable to Manning & Napier, Inc.	$10,354	$1,208	$9,146	*
Per Share Data
Net income per share available to Class A common stock
Basic	$0.72	$0.09
Diluted	$0.71	$0.09
Weighted average shares of Class A common stock outstanding
Basic	13,732,980	13,669,391
Diluted	13,951,651	13,822,402
Cash dividends declared per share of Class A common stock	$0.48	$0.48

Other financial and operating data
Economic income (1)	$95,605	$131,655	$(36,050)	(27)%
Economic net income (1)	$62,143	$81,297	$(19,154)	(24)%
Economic net income per adjusted share (1)	$0.73	$0.92
Weighted average adjusted Class A common stock outstanding (1)	85,108,623	88,630,007
________________________

(1)
For the period ending September 30, 2015, economic income, a non-GAAP measure, is equivalent to income before provision for income taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $51.8 million, or 17%, to $255.3 million for the nine months ended September 30, 2015 from $307.1 million for the nine months ended September 30, 2014. This decrease was driven primarily by a $8.2 billion, or 16%, decrease in our average AUM to $44.1 billion for the nine months ended September 30, 2015 from $52.3 billion for the nine months ended September 30, 2014.

Our average separately managed account fee increased slightly to 63 basis points for the nine months ended September 30, 2015, compared to 62 basis points for the nine months ended September 30, 2014. For both the nine months ended September 30, 2015 and 2014, separately managed account management fees ranged from 15 basis points to 125 basis points, depending on investment objective and account size. As of September 30, 2015, the concentration of assets in our separately managed accounts was 57% blended assets, 37% equity and 6% fixed income, compared to 50% blended assets, 45% equity and 5% fixed income as of September 30, 2014.
Our average fee on mutual fund and collective investment trust products was 83 basis points for the nine months ended September 30, 2015, a decrease when compared to 87 basis points for the nine months ended September 30, 2014. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For both the nine months ended September 30, 2015 and 2014, mutual fund and collective investment trust management fees ranged from 24 basis points to 100 basis points, depending on investment strategy. As of September 30, 2015 the concentration of assets in our mutual fund and collective investment trusts was 68% blended assets and 32% equity, compared to 48% blended assets and 52% equity of September 30, 2014.
Operating Expenses
Our operating expenses decreased by $90.7 million, or 37%, to $153.0 million for the nine months ended September 30, 2015 from $243.6 million for the nine months ended September 30, 2014.
Compensation and related costs decreased by $79.8 million, or 50%, to $79.6 million for the nine months ended September 30, 2015 from $159.5 million for the nine months ended September 30, 2014. This change was driven primarily by the completion of the vesting of pre-IPO ownership interests in 2014 and as such, we longer record non-cash reorganization-related share based compensation. Included within compensation and related costs for the nine months ended September 30, 2014 was approximately $66.0 million of non-cash reorganization-related share based compensation. The remaining decrease of $13.8 million was primarily due to lower incentive compensation costs for our investment team and sales professionals resulting from investment performance and net client outflows during the respective periods. Included within compensation and related costs is $3.8 million and $2.2 million of equity-based compensation charges under our 2011 long-term incentive plan for the nine months ended September 30, 2015 and 2014, respectively. The increase in share-based compensation expense is primarily due to the purchase of unvested pre-IPO ownership interests that were subsequently re-issued as Class A common stock with a six-year service vesting period during nine months ended September 30, 2015 as well as the 2015 expense recognized for equity awards granted during the nine months ended September 30, 2014. When considered as a percentage of revenue, compensation and related costs for the nine months ended September 30, 2015 was 31% compared to 30% in 2014, when excluding non-cash reorganization-related share-based compensation.
Distribution, servicing and custody expenses decreased by $12.0 million, or 21%, to $46.3 million for the nine months ended September 30, 2015 from $58.3 million for the nine months ended September 30, 2014. The decrease was generally attributable to a 22% decrease in mutual funds and collective investment trusts average AUM for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 38% for the nine months ended September 30, 2015, compared to 35% for the nine months ended September 30, 2014.
Other operating costs increased by $1.2 million, or 5%, to $27.1 million for the nine months ended September 30, 2015 from $25.9 million for the nine months ended September 30, 2014. As a percentage of revenue, other operating costs for the nine months ended September 30, 2015 was 11% compared to 8% for 2014.
Non-Operating Income (Loss)
Non-operating loss for the nine months ended September 30, 2015 was $6.8 million, compared to non-operating income of $2.1 million for the nine months ended September 30, 2014. Included in non-operating income (loss) for the nine months ended September 30, 2015 and 2014 was a net loss on investments held by the Company to provide initial cash seeding for product developing purposes of $4.2 million and $0.4 million, respectively. In addition, included in non-operating income (loss) was $2.8 million of expense and $2.0 million of income in 2015 and 2014, respectively, of amounts payable under the tax receivable agreement. The changes were due to changes in the Company's expected tax benefits under the tax receivable agreement and the corresponding payment of such benefits under the agreement. The remaining change in non-operating income (loss) is due to an increase of approximately $0.2 million in interest expense related to the credit facility entered into during 2015.
Provision for Income Taxes
The Company’s tax provision decreased by $7.5 million, or 72%, to $3.0 million for the nine months ended September 30, 2015 from $10.4 million for the nine months ended September 30, 2014. The decrease is primarily driven by a benefit of $3.2 million during the nine months ended September 30, 2015 resulting from the release of uncertain tax positions and a $2.2 million impact during nine months ended September 30, 2014 from enacted changes in tax laws in 2014 that changed the

Company's expectation in the respective year of the future tax benefits under the tax receivable agreement. The remaining decrease is driven by a decrease in expected taxable earnings as compared to the prior year.

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
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to the Company and represents an estimate of income tax expense at an effective rate of 30% and 35% for the three and nine-months ended September 30, 2015, respectively, 37% on income before taxes for the prior periods in 2015 and 38.25% on economic income for periods prior to 2015, reflecting assumed federal, state and local income taxes. The change in the effective rate during the third quarter of 2015 reflects the reduction of its liability for income taxes associated with unrecognized benefits. Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group and unvested equity awards are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except share data)
Economic income	$24,726	$43,632	$95,605	$131,655
Economic net income	$17,308	$26,943	$62,143	$81,297
Economic net income per adjusted share	$0.21	$0.31	$0.73	$0.92
Weighted average adjusted Class A common stock outstanding	83,747,171	88,147,234	85,108,623	88,630,007

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$3,542	$428	$10,354	$1,208
Plus: net income attributable to noncontrolling interests	22,784	19,392	82,291	53,991
Net income attributable to controlling and noncontrolling interests	26,326	19,820	92,645	55,199
(Benefit) provision for income taxes	(1,600)	2,976	2,960	10,412
Income before (benefit) provision for income taxes	24,726	22,796	95,605	65,611
Reorganization-related share-based compensation	—	20,836	—	66,044
Economic income	24,726	43,632	95,605	131,655
Adjusted income taxes	7,418	16,689	33,462	50,358
Economic net income	$17,308	$26,943	$62,143	$81,297
Reconciliation of non-GAAP per share financial measures:
Net income available to Class A common stock per basic share	$0.24	$0.03	$0.72	$0.09
Plus: net income attributable to noncontrolling interests per basic share	1.68	1.41	6.02	3.95
Net income attributable to controlling and noncontrolling interests per basic share	1.92	1.44	6.74	4.04
(Benefit) provision for income taxes per basic share	(0.12)	0.22	0.22	0.76
Income before provision for income taxes per basic share	1.80	1.66	6.96	4.80
Reorganization-related share-based compensation per basic share	—	1.52	—	4.83
Economic income per basic share	1.80	3.18	6.96	9.63
Adjusted income taxes per basic share	0.54	1.22	2.44	3.68
Economic net income per basic share	1.26	1.96	4.52	5.95
Less: impact of Manning & Napier Group, LLC units and unvested restricted stock units converted to Class A common stock	(1.05)	(1.65)	(3.79)	(5.03)
Economic net income per adjusted share	$0.21	$0.31	$0.73	$0.92
Weighted average shares of Class A common stock outstanding - Basic	13,745,130	13,705,134	13,732,980	13,669,391
Weighted average exchangeable units of Manning & Napier Group, LLC	67,896,484	73,574,338	69,747,506	74,361,099
Weighted average unvested equity awards	2,105,557	867,762	1,628,137	599,517
Weighted average adjusted Class A common stock outstanding	83,747,171	88,147,234	85,108,623	88,630,007

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable, amounts due from broker and investment securities held by us for the purpose of providing initial cash seeding for product development purposes. The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$94,183	$124,992
Accounts receivable	$26,626	$39,283
Due from broker	$4,122	$5,391
Due from broker - consolidated funds	$3,781	$—
Investment securities	$22,668	$26,915
Investment securities - consolidated funds	$1,058	$—
Amounts payable under tax receivable agreement (1)	$41,974	$41,249
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2015 and December 31, 2014, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
Our revolving credit agreement has a four-year term expiring in April 2019 and provides borrowing capacity of up to $100.0 million, with a feature providing for an increase in the line to $150.0 million on approval by the lending group. The Credit Agreement also provides for a $5.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swingline facility. At September 30, 2015, there were no amounts outstanding under the revolving credit agreement and the Company had the capacity to draw on the entire $100.0 million.
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
In addition, we are required to maintain compliance with certain financial covenants, including: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the revolving credit agreement) of at least 4.00:1.00 and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the revolving credit agreement) of no greater than 2.75:1.00. For purposes of the revolving credit agreement, adjusted EBITDA generally means, for any period, net income before interest expense, income taxes, depreciation and amortization expense, non-cash stock-based compensation expense, and certain non-cash nonrecurring gains and losses as described in and specified under the revolving credit agreement. At September 30, 2015, the Company was in compliance with all financial covenants.
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
Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2015 and 2014. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the tax receivable agreement, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, as well as purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, purchases of Class A units held by noncontrolling interests of Manning & Napier Group and payment of debt issuance costs.

	Nine months ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$93,601	$123,180
Net cash provided by (used in) investing activities	1,042	(8,732)
Net cash used in financing activities	(125,452)	(120,841)
Net change in cash and cash equivalents	$(30,809)	$(6,393)
Nine months ended September 30, 2015 Compared to Nine months ended September 30, 2014
Operating Activities
Operating activities provided $93.6 million and $123.2 million of net cash for the nine months ended September 30, 2015 and 2014, respectively. This overall $29.6 million decrease in net cash provided by operating activities for the nine months ended September 30, 2015 compared to 2014 was due to a decrease in net income after adjustment for non-cash items of approximately $22.8 million driven by decreased revenues resulting primarily from changes in our average AUM. The decrease was also due to $6.2 million of cash used by consolidated funds as trading activity in 2015, as well as a decrease of $0.6 million in operating assets and liabilities.
Investing Activities
Investing activities provided $1.0 million and used $8.7 million of net cash for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash provided by investing activities was primarily driven by changes in investing activities of $6.0 million due to the Company's funding of and timing of activity within our investment securities designated as trading for the seeding of new products. In addition, the company utilized $2.1 million for acquisitions during the nine months ended September 30, 2014 and property and equipment purchases decreased by $1.7 million for the nine months ended September 30, 2015 compared to 2014.
Financing Activities
Financing activities used $125.5 million and $120.8 million of net cash for the nine months ended September 30, 2015 and 2014, respectively. This overall $4.6 million increase in net cash used in financing activities was primarily the result of an additional $5.3 million of cash related to the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of the Company's initial public offering of $37.7 million in 2015, compared to $32.4 million in 2014. This increase in cash used was due to a larger number of units exchanged in 2015. In addition, the Company incurred approximately $0.6 million of payment of debt issuance costs during the nine months ended September 30, 2015 to enter into the revolving credit agreement. This increase in cash used in financing activities was partially offset by a decrease in distributions to noncontrolling interests of $1.6 million for the nine months ended September 30, 2015 compared to 2014.

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
On August 6, 2015, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on November 2, 2015 to shareholders of record as of October 15, 2015.
On November 2, 2015, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 1, 2016 to shareholders of record as of January 15, 2016.
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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2015.

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

The value of our AUM was $37.2 billion as of September 30, 2015. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $3.7 billion, which would cause an annualized increase or decrease in revenues of approximately $28.6 million at our current weighted average fee rate of 0.77%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities, investments in mutual funds, including the Fund for which MNA provides advisory services and cash held by brokers as collateral for managed futures. The value of these investments was $31.6 million as of September 30, 2015 of which $21.6 million is investment securities classified as trading, $2.1 million is investment securities classified as available-for-sale and $7.9 million is included in due from broker. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $3.2 million at September 30, 2015. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $37.2 billion as of September 30, 2015. As of September 30, 2015, approximately 18% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 18% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $0.7 billion, which would cause an annualized increase or decrease in revenues of approximately $5.3 million at our current weighted average fee rate of 0.77%.
Interest Rate Risk
At September 30, 2015, the Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of September 30, 2015. Additionally, given the current level of income we earn from our cash and cash equivalent balances, interest rate changes would not have a material impact on us.
Borrowing under our revolving credit agreement bears interest as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. At September 30, 2015, there were no borrowings outstanding under the revolving credit agreement.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

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

MANNING & NAPIER, INC.

Dated: November 6, 2015	By:	/s/ PATRICK CUNNINGHAM
Patrick Cunningham
Chief Executive Officer
(principal executive officer)

/s/ JAMES MIKOLAICHIK
James Mikolaichik
Chief Financial Officer
(principal financial and accounting officer)