Form 10-K
period 2015-12-31
Manning & Napier, Inc.
filed 2016-03-14
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter was approximately $145.2 million based on the closing price of $9.97 for one share of common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2016
Class A common stock, $0.01 par value per share	14,735,130
Class B common stock, $0.01 par value per share	1,000
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be held June 16, 2016 are incorporated by reference into Part III of this Form 10-K.

In this Annual Report on Form 10-K, “we”, “our”, “us”, the “Company”, “Manning & Napier” and the “Registrant” refers to Manning & Napier, Inc. and, unless the context otherwise requires, its direct and indirect subsidiaries and predecessors on a consolidated basis.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our views with respect to, among other things, our operations and financial performance. Words like “believes,” “expects,” “may,” “estimates,” “will,” “should,” “could,” “intends,” “plans,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” as well as other sections of this report which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of the Company’s products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Initially, this approach helped us build a client base of high net worth individuals, small business owners and middle market institutions, and we maintain these relationships in many targeted geographic regions. This foundation allowed us to expand our business to serve the needs of larger institutions, investment consultants and other intermediaries.
A key aspect of our client service approach is a commitment to internal subject matter experts that can provide consultative services beyond investment management, which we believe helps us attract new clients and build close relationships through multiple service touch points and a solutions-oriented approach. We have designed solutions that are specific to our clients’ needs, such as our family wealth management service and trust services. This service oriented approach combined with competitive long-term investment performance across portfolios, has allowed us to achieve a high average annual separate account retention rate. For the ten-year period ending December 31, 2015, our average annual separate account retention rate was 95%.
Our commitment to team-based research, an absolute return focus and a flexible process that is benchmark-agnostic have been central to our success, and we believe are distinctive within the industry. Over the course of our 45+ year history our mutual funds have earned several industry accolades, including a finalist ranking for Morningstar’s international manager of the decade during the 2000s and multiple Lipper awards. Several of our investment strategies have value-added track records over multiple decades, which has led to strong growth in our total discretionary assets under management ("AUM") over the long-term. However, our active approach causes us to be out of favor relative to benchmarks and/or peers over shorter time periods. As of December 31, 2015, 28% of our total mutual fund AUM rated by Morningstar were in funds rated at least four stars, and 97% were in funds that were rated at least three stars. These short-term periods can lead to changes in AUM trends over time. The following chart reflects our AUM as of December 31 for each year since 2000.

We offer our investment management capabilities primarily through direct sales to high net worth individuals and institutions, as well as through third-party intermediaries, platforms and institutional investment consultants. As of December 31, 2015, our investment management offerings include 40 distinct separate account composites and 65 mutual funds and collective investment trusts.
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
Our AUM as of December 31, 2015 by investment vehicle and portfolio were as follows:

Recent Developments
In December of 2015, we announced the agreement to acquire a majority interest in Rainier Investment Management, LLC ("Rainier"), an active investment management firm with more than $3 billion in AUM. Under the terms of the transaction, key professionals will maintain a 25% ownership stake in Rainier, with Manning & Napier owning the remaining 75%. The transaction is expected to close in the first half of 2016, subject to customary regulatory approvals and closing conditions.
Our Strategy
Our approach for continued success is focused on the strategies described below.
Maintain a Strong, Team-Based Research Engine
With a research department of over 70 investment professionals, we are committed to a team-based approach to portfolio management to ensure that success can be repeated over time. All of our investment products are managed by a team, so that stability of process takes precedence over any individual personality. Our Senior Research Group, which consists of long-tenured members of the research department, maintains oversight responsibility for our investment disciplines and policies. We take a home-grown approach to maintaining this strong research engine. Analysts begin their employment with us as Research Assistants or Associates, and progress to the Analyst level only after learning our process and disciplines in a role that supports the portfolio management teams. We believe this ensures consistency with our time-tested philosophies and also provides a source of future analysts to address growth and turnover.

Over time and as product development warrants, we may add to our research team or supplement that team with additional investment professionals through corporate development activities. In 2014, we acquired an alternative investment manager and integrated the research professionals into our existing team to enhance our alternatives capabilities. In December of 2015, we announced our intention to acquire a majority interest in Rainier in part to expand the product set available to our clients. The investment teams of both Manning & Napier and Rainier will remain autonomous, and the transaction will not result in changes to either firm's investment personnel or processes.
Broad, Multi Channel Distribution Team
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
Within our direct channel, our high-touch distribution strategy has allowed us to build strong relationships over time. We continuously look to opportunistically enhance our direct distribution sales force domestically. Beyond deepening these current channels and territories, we continue to look at ways to expand our global distribution, including leveraging our current relationships in Europe and expanding into new markets.
Innovative Product Development
We are committed to on-going development of products and consultative services in response to current and prospective client needs. Today's market environment presents new challenges for investors. Historically low yields on fixed income securities, the potential for rising interest rates and future inflation, and continued global uncertainty have created an investing landscape that requires new solutions to meeting objectives. We understand that we must stay relevant and competitive by ensuring that we are consistently providing innovative solutions that address today's challenges.
We have approximately $30 million invested in seed capital to our investment teams as of December 31, 2015 across more than fifteen products, including equity, fixed income and alternative strategies. Over the last two years, we have seen five of those seeded products reach a three year track record, including our Emerging Markets and Global Quality equity strategies as well as our Global Fixed Income, Strategic Income Conservative and Strategic Income Moderate strategies. In addition, our intent to acquire a majority interest in Rainier during 2016 will add several equity products to our product set, including small-to-mid cap, mid cap and large cap U.S. equity offerings as well as an international small cap equity strategy.
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

•
A Focus on Absolute Returns. Whether investing in a country, industry or individual company, we hold a strong belief that price matters. We are focused on helping our clients avoid permanent loss of capital over their time horizon, which is different than day-to-day volatility, which could in fact present opportunities. We believe that active management has consistently been the most appropriate and relevant investment strategy to achieve these goals across changing market environments. To that end, we believe we have aligned the incentives of our analysts with the goals of our clients by structuring our analyst compensation system such that returns that are both negative and below benchmarks produce a negative bonus the analyst has to offset before earning a positive bonus. The analysts earn their largest bonus, which could be multiples of their salary and the largest part of their total compensation, when they earn returns that are both positive and above benchmarks for our clients. We believe this focus on price has provided capital preservation in many valuation-based bear markets during our history, and reduces the risk of permanent, downside price fluctuation from our buy price.

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
As of December 31, 2015, we have nearly 60 sales and distribution professionals, with an average of approximately 18 years of industry experience. Our Managing Director of Sales, who has been with us since 1993, oversees 13 direct institutional and regional sales representatives. Our Managing Director of Regional Sales and Managing Director of Intermediary Distribution, who have respectively been with us for 17 and 6 years, report to our Managing Director of Sales and help to manage our various sales and service representatives. Specifically, our direct national sales representatives cover large, multiple state territories prospecting large plans. Our direct regional sales representatives cover smaller territories and pursue both individual and middle market institutional business opportunities, and our regional service representatives focus on servicing individual and small institutional clients. Our Intermediary Channel includes external and internal wholesalers, separately covering retirement plan advisors and wealth management advisors, and key account representatives. Lastly, we have Portfolio Strategists who are primarily responsible for consultant relations.
Sales representatives have different areas of focus in terms of client type, product and vehicle, but are highly knowledgeable about the investment markets, our investment process and our product and service offerings, so as to lessen the need for our research department personnel to assist in bringing new relationships on board. Our sales representatives are responsible for generating new business as well as maintaining existing business. Referrals are an important source of new business in both our direct and intermediary marketing efforts. To assist the sales representatives, we have over 30 service professionals who are responsible for responding to client requests and questions.
Our separate accounts are primarily distributed by direct sales representatives that market to individuals and institutions in defined territories within North America. Our regional sales representatives form separate account relationships with high net worth individuals that own businesses, sit on boards of endowments or foundations, or are generally well-connected in their communities, and leverage those relationships to obtain middle market, institutional separate account business. Our high net worth and middle market separate account clients also often use the consultative services of our Client Analytics Group, which includes a variety of planning services. Our regional sales representatives focus more on large institutional mandates across the United States. We obtain a smaller portion of our separate account business through our external and internal wholesalers, who work with intermediaries, including national brokerage firm representatives and independent financial advisors working with high net worth individuals, and unaffiliated registered investment advisor platforms that select our strategies for inclusion in their investment programs.
Our mutual funds and collective investment trusts are distributed through intermediaries, platforms and investment consultants, as well as direct to institutional clients. Our internal and external wholesale professionals are focused on distributing through retirement plan advisors who work with defined contribution plans, as well as through brokers and advisors who work with retail clients. Our consultant relations specialists are dedicated to building relationships with investment consultants. The primary responsibilities of these individuals are to educate consultants, platform providers and advisors on our investment products and process and to ensure our products are among those considered for placement within mutual fund advisory programs, on platforms’ approved lists and in active searches conducted by consultants. Our direct institutional and regional sales representatives also contribute to mutual fund and collective investment trust distribution through sales and servicing of fund vehicles to large market retirement plan sponsors and institutions.
Structure
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts our organization structure as of December 31, 2015.

Public Investors
William Manning
100% Class A common stock
49.8% voting rights
100% economic rights
100% Class B common stock
50.2% voting rights
no economic rights
Manning & Napier, Inc.
Ticker: MN
Manning & Napier Capital Company, LLC
M&N Group Holdings, LLC
1.0% Class A units
1.0% voting and economic rights
16.7% Class A units
16.7% voting and economic rights
82.3% Class A units
82.3% voting and economic rights
Manning & Napier Group, LLC (1)

 ________________________

(1)
The operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

As of December 31, 2015, we had 474 employees, including William Manning, our Chairman and controlling stockholder, and other current employee-owners, most of whom are based in Fairport, New York. Collectively, these owners and former employee-owners own approximately 83.3% of our operating subsidiary, Manning & Napier Group. We believe that our culture of employee ownership aligns our interests with those of our clients and shareholders by delivering strong long-term investment performance and solutions.
Competition
Historically, we have competed to attract assets to manage principally on the basis of:

•	a broad portfolio and service offering that provides solutions for our clients;

•	the disciplined and repeatable nature of our team-based investment processes;

•	the quality of the service we provide to our clients and the duration of our relationships with them;

•	our pricing compared to other investment management products offered;

•	the tenure and continuity of our management and team-based investment professionals; and

•	our long-term investment track record.
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
SEC Regulation
Manning & Napier Advisors, LLC ("MNA") is registered with the U.S. Securities and Exchange Commission, or SEC, as investment advisers under the U.S. Investment Advisers Act of 1940, as amended, ("the Advisers Act"). Additionally, the Manning & Napier Fund, Inc., (the "Fund"), and several of the third-party investment companies we sub-advise are registered under the U.S. Investment Company Act of 1940, (the "1940 Act"). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration.
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
For the year ended December 31, 2015, 32% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 32% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of the Fund and the investment portfolios of the Fund and the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the Fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with the Fund may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the Fund board after their initial term.
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
Manning & Napier Investor Services ("MNBD"), our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. As of December 31, 2015, MNBD was in compliance with its net capital requirements.
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
CFTC/NFA Regulation
MNA is registered with the Commodity Futures Trading Commission, or CFTC, as a commodity pool operator ("CPO") and is also a member of the National Futures Association, or NFA. The CFTC and NFA each administer a regulatory system covering futures contracts and various other financial instruments in which certain of our clients may invest.
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
Employees
As of December 31, 2015, we had 474 employees, most of whom are based in Fairport, New York. None of our employees are subject to a collective bargaining agreement. We believe that relations with our employees are good. We strive to attract and retain the best talent in the industry.

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

•
Redemptions and other withdrawals. Our clients generally may withdraw their funds at any time, on very short notice and without any significant penalty. A substantial portion of our revenue is derived from investment advisory agreements that are terminable by clients upon short notice or no notice and investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice. Also, new clients and portfolios may not have the same client retention characteristics as we have experienced in the past. In addition, in a declining stock market, the pace of redemptions could accelerate.

•
Investment performance. Our ability to deliver strong investment performance depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis, our investment performance could be adversely affected. The risk that sufficient appropriate investment opportunities may be unavailable is influenced by a number of factors including general market conditions. If our portfolios perform poorly, even over the short-term, as compared with our competitors or applicable third-party benchmarks, or the rankings of mutual funds we manage decline, we may lose existing AUM and have difficulty attracting new assets.

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
Our AUM is concentrated in certain portfolios.
As of December 31, 2015, 64% of our AUM was invested in products that comprise our blended asset portfolio. As a result, a substantial portion of our operating results depends upon the performance of these products, and our ability to retain client assets in such products. If a significant portion of the investors in our blended asset portfolio decide to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from these portfolios would decline, which could have an adverse effect on our earnings and financial condition.
Several of our portfolios involve investing principally in the securities of non-U.S. companies, which involve foreign currency exchange risk, and tax, political, social and economic uncertainties and risks.

As of December 31, 2015, approximately 30% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
The growth we have experienced historically has been and may continue to be difficult to sustain, and we may have difficulty managing our growth effectively.
The growth in our AUM we have experienced historically has been and may continue to be difficult to sustain. The future growth of our business will depend on, among other things:

•	our success in achieving desired investment performance from our portfolios;

•	our ability to deal with changing market conditions;

•	our ability to retain key investment professionals;

•	our ability to attract investment professionals as necessary;

•	our ability to devote sufficient resources to maintaining existing portfolios and to selectively develop new portfolios;

•	our ability to maintain and extend our distribution capabilities;

•	our ability to successfully consummate and integrate strategic acquisitions;

•	our ability to maintain adequate financial and business controls; and

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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have received in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have received are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2015 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings received at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
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
Our ability to attract additional assets to manage is in part dependent on our access to third-party intermediaries. We gain access to mutual fund investors and some retail and institutional clients through third parties, including mutual fund platforms and financial intermediaries. As of December 31, 2015, the largest relationship we have with a third party represents approximately 5.0% of our total AUM and the mutual fund platform representing the largest portion of our fund assets represents an additional 1.8% of our total AUM. We compensate most of the intermediaries through which we gain access to investors in our mutual funds by paying fees, most of which are based on a percentage of assets invested in our mutual funds through that intermediary and with respect to which that intermediary provides services. These intermediaries and their client bases may not continue to be accessible to us on terms we consider commercially reasonable, or at all. Limiting or the total absence of such access could have an adverse effect on our results of operations. In addition, the service levels provided by these intermediaries may increase under certain trading and servicing models and could result in increased fees charged by the intermediary. Many of these intermediaries have internal manager due diligence teams that review and evaluate our products and our firm from time to time. Poor evaluations of a particular product, portfolio or us as an investment management firm, or decreased demand for our active investment style or mutual fund vehicles, may result in client withdrawals or may impair our ability to attract new assets through these intermediaries. In addition, the industry trends toward consolidation in the broker-dealer industry may lead to reduced distribution access and increases in fees we are required to pay to intermediaries. If such increased fees should be required, refusal to pay them could restrict our access to those client bases while paying them could adversely affect our profitability.
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
Certain of our corporate assets are invested in products that we leverage. We are required to maintain cash held by brokers as collateral for managed futures. If the market value of these securities fluctuate, we may be required by the lender to provide additional collateral on minimal notice. Posting additional collateral will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business. Additionally, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses and adversely affect our results of operations and financial condition, and may impair our ability to make distributions to our shareholders.

Our revolving credit agreement contains, and our future indebtedness may contain, various covenants that may limit our business activities.
Our revolving credit agreement contains financial and operating covenants that limit our business activities, including restrictions on our ability to incur additional indebtedness and pay dividends to our stockholders. For example, the agreement includes financial covenants requiring us not to exceed specified ratios of indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the agreements), or EBITDA, and interest expense to consolidated EBITDA. The failure to comply with any of these restrictions, or our inability to generate sufficient cash flow to service our debt, could result in an event of default, giving our lenders the ability to accelerate repayment of our obligations, which could adversely affect our business and financial condition. As of December 31, 2015, there was no outstanding principal amount due under the agreement and we believe we are in compliance with all of the covenants and other requirements set forth in the agreement.
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
We depend on a number of service providers, including custodial and clearing firms, and vendors of communications and networking products and services. We are not assured that these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation of an important service by any third-party and our inability to make alternative arrangements in a timely manner, or at all, could have an adverse impact on our business, financial condition and operating results.
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
As we expand the scope of our business and our client base, we must continue to monitor and address any conflicts between our interests and those of our clients. The SEC and other regulators scrutinize potential conflicts of interest, and we have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which could adversely affect our reputation, business and results of operations.
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
The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, recent trend towards favor for passive investment products, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:

•	some competitors, including those with passive investment products and exchange traded funds, charge lower fees for their investment services than we do;

•	a number of our competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do;

•	potential competitors have a relatively low cost of entering the investment management industry;

•	the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of a number of our competitors;

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
Risks Related to Our Structure
Control of a majority of the combined voting power of our capital stock by William Manning, and ownership of approximately 83% of Manning & Napier Group’s ownership interests by our current and former employee owners, including William Manning, may give rise to conflicts of interest; failure to properly address these or other conflicts of interests could harm our reputation, business and results of operations.
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
Our current and former employee owners, including William Manning, directly and through their ownership of M&N Group Holdings and MNCC, indirectly hold approximately 83% of the ownership interests in Manning & Napier Group which, as discussed elsewhere, is our sole source of revenue. M&N Group Holdings and MNCC are entities controlled by William Manning, who, through his ownership indirectly owns a total of approximately 74% of the ownership interests in Manning & Napier Group. All of the other owners of interests in M&N Group Holdings and MNCC are current or former management team members of ours, including our executive officers. Further, such owners have the right to cause M&N Group Holdings and MNCC to exchange their indirect interests in Manning & Napier Group for cash or shares of our Class A common stock. If they exercise this right in sufficient amounts, receive shares of our Class A common stock and do not resell such shares, it is possible that after the cancellation of our Class B common stock, these owners may control us. The interests of these owners may conflict with our interests and the interests of the holders of our Class A common stock. Decisions of these owners with respect to Manning & Napier Group, including those relating to the tax receivable agreement, the exchange agreement and the structuring of future transactions, may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us or the holders of our Class A common stock.
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
Because William Manning holds a majority of the combined voting power of our capital stock through his ownership of 100% of our outstanding Class B common stock, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the "NYSE") listing requirements. As such, we are permitted to, and may, opt out of the corporate governance requirements that our board of directors, our compensation committee and our nominating and corporate governance committee meet the standard of independence established by the NYSE. As a result, our board of directors and compensation committee may have more directors who do not meet the independence standards than they would if those standards were to apply. In particular, so long as we are a “controlled company,” we are exempt from the NYSE rule that requires that a board be comprised of a majority of “independent directors.” Although we have a majority independent board at December 31, 2015, William Manning has a controlling influence over our board, and has sufficient voting power to elect the entire board, and our certificate of incorporation permits stockholders to remove directors at any time with or without cause. In addition, although we have established a nominating and corporate governance committee, we may opt out of the NYSE’s requirement that such committee contain independent directors. Our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE, and circumstances may occur in which the interests of William Manning could conflict with the interests of our other stockholders.
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
Our current and former employee owners indirectly hold a substantial majority of the ownership interests in Manning & Napier Group. Any future purchases or exchanges of their units of Manning & Napier Group for cash or, at our election, shares of our Class A common stock are expected to produce favorable tax attributes for us. When we acquire such units, both the existing basis and the anticipated basis adjustments are likely to increase, for tax purposes, depreciation and amortization deductions allocable to us from Manning & Napier Group and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain, or increase loss, on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets.
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
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, that the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us is approximately $45.5 million as of December 31, 2015. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $41.9 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2015, we estimate that we would be required to pay $37.8 million in the aggregate under the tax receivable agreement.
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
Risks Related to Our Class A Common Stock
The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, investors may be unable to sell shares of Class A common stock at or above their purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

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
William Manning and our other owners directly and indirectly own interests in M&N Group Holdings and directly own interests in MNCC, and they will have the right to exchange and cause M&N Group Holdings and MNCC to exchange, as applicable, such interests for cash or an aggregate of 67,896,484 shares of our Class A common stock pursuant to the terms of an exchange agreement; future sales of such shares in the public market, or the perception that such sales may occur, could lower our stock price.
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
We have 14,755,130 shares of Class A common stock outstanding as of December 31, 2015. We have entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company and, subject to certain restrictions, are entitled to exchange such units for an aggregate of up to 67,896,484 shares of our Class A common stock, subject to customary adjustments. In addition, the holders of any units of Manning & Napier Group will also become parties to the exchange agreement and, pursuant to the terms of the exchange agreement, we may also purchase or exchange such units for shares of our Class A common stock. We are party to a registration rights agreement pursuant to which the shares of Class A common stock issued upon such exchanges are eligible for resale, subject to certain limitations set forth therein.
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
Item 1B.     Unresolved Staff Comments.
None.
Item 2.         Properties.
Our corporate headquarters is located in Fairport, New York, and we have regional offices in St. Petersburg, Florida, Chicago, Illinois and Dublin, Ohio. We also lease office space in various other locations throughout the United States. We do not own any facilities. The table below lists our principal leased facilities.

Location	Lease Expiration	Approximate Square Footage
Fairport, New York	December 31, 2022	138,567
St. Petersburg, Florida	December 31, 2022	10,438
Chicago, Illinois	May 31, 2024	4,854
Dublin, Ohio	October 31, 2016	887
Portsmouth, New Hampshire	March 31, 2016	600
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
The following table presents information on the high and low sales prices per share as reported on the New York Stock Exchange for our Class A common stock for the periods indicated and dividends declared during such periods:

	2015			2014
	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
First quarter	$13.80	$10.71	$0.16	$18.06	$14.46	$0.16
Second quarter	$13.60	$9.97	$0.16	$17.94	$15.92	$0.16
Third quarter	$11.40	$7.09	$0.16	$18.57	$16.76	$0.16
Fourth quarter	$9.57	$7.28	$0.16	$16.84	$13.69	$0.24
Holders
As of March 10, 2016 there were 43 holders of record of our Class A common stock and one holder of record of our Class B common stock. A substantial number of holders of our Class A common stock are held in “street name” and thereby held of record by depositories, banks, brokers, and other financial institutions.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2015.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from November 18, 2011, the date of our initial public offering, through December 31, 2015, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Manager Index is a composite of 44 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on November 18, 2011 and the reinvestment of all dividends, if any.

	Period Ending
Company/Index	11/18/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Manning & Napier, Inc.	$100.00	$104.08	$108.80	$158.69	$129.70	$85.19
S&P 500® Index	$100.00	$103.72	$120.32	$159.29	$181.10	$183.61
SNL Asset Manager Index	$100.00	$104.42	$133.97	$205.88	$217.19	$185.22
In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.
Item 6.         Selected Financial Data.
The following tables set forth selected consolidated financial data of Manning & Napier, Inc. The audited consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 and the audited consolidated statements of financial condition as of December 31, 2015 and 2014 are included elsewhere in this report.
The selected consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the selected consolidated statements of financial condition data as of December 31, 2013, 2012 and 2011 have been derived from our audited financial statements for such periods which are not included in this report.
The consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in "Item 8. Financial Statements and Supplemental Data."

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share data)
Revenues
Investment management services revenue	$327,818	$405,465	$376,068	$339,055	$329,992
Expenses
Compensation and related costs	103,992	158,183	191,803	165,698	305,957
Distribution, servicing and custody expenses	59,013	77,165	67,688	58,068	54,446
Other operating costs	36,261	35,624	31,738	31,145	28,373
Total operating expenses	199,266	270,972	291,229	254,911	388,776
Operating income (loss)	128,552	134,493	84,839	84,144	(58,784)
Non-operating income (loss)
Interest expense on shares subject to mandatory redemption	—	—	—	—	(45,833)
Other non-operating income (loss)	(6,961)	1,902	1,230	435	183
Total non-operating income (loss)	(6,961)	1,902	1,230	435	(45,650)
Income (loss) before provision for income taxes	121,591	136,395	86,069	84,579	(104,434)
Provision for income taxes	4,639	12,660	9,128	8,160	1,982
Net income (loss) attributable to controlling and noncontrolling interests	116,952	123,735	76,941	76,419	(106,416)
Less: net income (loss) attributable to noncontrolling interests	103,738	114,418	74,285	73,950	(79,249)
Net income (loss) attributable to Manning & Napier, Inc. (1)	$13,214	$9,317	$2,656	$2,469	$(27,167)
Net income (loss) per share available to Class A common stock (1)
Basic	$0.91	$0.68	$0.20	$0.18	$(2.11)
Diluted	$0.90	$0.67	$0.19	$0.18	$(2.11)
Weighted average shares of Class A common stock outstanding
Basic	13,736,042	13,678,494	13,617,823	13,583,873	12,894,136
Diluted	13,964,846	13,881,437	13,741,647	13,583,873	12,894,136
Cash dividends declared per share of Class A common stock	$0.64	$0.72	$0.72	$0.64	$—

Other financial and operating data
Economic income (2)	$121,591	$174,971	$167,492	$156,853	$156,723
Economic net income (2)	$78,333	$108,045	$103,426	$96,857	$96,776
Economic net income per adjusted share (2)	$0.92	$1.22	$1.15	1.08	1.08
Weighted average adjusted Class A common stock outstanding (2)	84,763,495	88,508,381	89,891,854	89,983,873	89,983,873

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

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands, except as noted)
Statements of financial condition data:
Cash and cash equivalents	$117,591	$124,992	$125,250	$108,324	$81,208
Investment securities (1)	$22,567	$26,915	$21,321	$13,082	$4,642
Due from broker (1)	$7,472	$5,391	$5,816	$—	$—
Total assets	$230,796	$257,473	$252,604	$218,180	$178,833
Total liabilities	$96,016	$108,762	$106,815	$94,434	$87,025
Assets Under Management (in millions)
Assets under management (2)	$35,442.2	$47,801.6	$50,826.2	$45,208.9	$40,200.1

__________________________

(1)	Investment securities and due from broker includes consolidated funds for which we hold a financial controlling interest.

(2)	Reflects the amount of money we managed for our clients as of the last day of the period.

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share data)
Net income (loss) attributable to Manning & Napier, Inc.	$13,214	$9,317	$2,656	$2,469	$(27,167)
Plus: net income (loss) attributable to the noncontrollling interests	103,738	114,418	74,285	73,950	(79,249)
Net income (loss) attributable to the controlling and the noncontrolling interests	116,952	123,735	76,941	76,419	(106,416)
Provision for income taxes	4,639	12,660	9,128	8,160	1,982
Income (loss) before provision for income taxes	121,591	136,395	86,069	84,579	(104,434)
Interest expense on shares subject to mandatory redemption	—	—	—	—	45,833
Reorganization-related share-based compensation	—	38,576	81,423	72,274	215,324
Economic income	121,591	174,971	167,492	156,853	156,723
Adjusted income taxes	43,258	66,926	64,066	59,996	59,947
Economic net income	$78,333	$108,045	$103,426	$96,857	$96,776
Net income (loss) available to Class A common stock per basic share	$0.91	$0.68	$0.20	$0.18	$(2.11)
Plus: net income (loss) attributable to noncontrolling interests per basic share	7.60	8.36	5.45	5.45	(6.14)
Net income (loss) attributable to controlling and noncontrolling interests per basic share	8.51	9.04	5.65	5.63	(8.25)
Provision for income taxes per basic share	0.34	0.93	0.67	0.60	0.15
Income (loss) before provision for income taxes per basic share	8.85	9.97	6.32	6.23	(8.10)
Interest expense on shares subject to mandatory redemption per basic share	—	—	—	—	3.55
Reorganization-related share-based compensation per basic share	—	2.82	5.98	5.32	16.70
Economic income per basic share	8.85	12.79	12.30	11.55	12.15
Adjusted income taxes per basic share	3.15	4.89	4.70	4.42	4.65
Economic net income per basic share	5.70	7.90	7.60	7.13	7.50
Less: impact of Manning & Napier Group, LLC units and unvested equity awards converted to Class A common stock	(4.78)	(6.68)	(6.45)	(6.05)	(6.42)
Economic net income per adjusted share	$0.92	$1.22	$1.15	$1.08	$1.08
Weighted average shares of Class A common stock outstanding - Basic	13,736,042	13,678,494	13,617,823	13,583,873	13,583,873
Weighted average exchangeable units of Manning & Napier Group, LLC	69,280,947	74,162,792	75,993,040	76,400,000	76,400,000
Weighted average unvested equity awards	1,746,506	667,095	280,991	—	—
Weighted average adjusted Class A common stock outstanding	84,763,495	88,508,381	89,891,854	89,983,873	89,983,873

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

•
Our mutual funds and collective investment trusts are primarily distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also obtain a portion of our mutual fund and collective investment trust distribution through our direct sales representatives, in particular within the defined contribution and institutional marketplace. Our mutual fund and collective investment trust products are an important driver of our blended asset class portfolios, in particular with 401(k) plan sponsors, advisors and recordkeepers that select our funds as default options for participants. In addition, financial intermediaries and retail platforms are a driver of equity strategies within our mutual fund offerings.

Our assets under management ("AUM") were $35.4 billion as of December 31, 2015. The composition of our AUM by vehicle and portfolio is illustrated in the table below.

	December 31, 2015
AUM - by investment vehicle and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$12,010.0	$7,610.6	$1,114.8	$20,735.4
Mutual funds and collective investment trusts	10,432.4	4,217.8	56.6	14,706.8
Total	$22,442.4	$11,828.4	$1,171.4	$35,442.2

The composition of our separately managed accounts as of December 31, 2015, by channel and portfolio, is set forth in the table below:

	December 31, 2015
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,602.9	$5,642.0	$978.2	$15,223.1
Intermediary Channel	3,402.9	722.1	136.6	4,261.6
Platform/Sub-advisor Channel	4.2	1,246.5	—	1,250.7
Total	$12,010.0	$7,610.6	$1,114.8	$20,735.4
Percentage of separate account AUM
Direct Channel	41%	28%	4%	73%
Intermediary Channel	17%	3%	1%	21%
Platform/Sub-advisor Channel	0%	6%	—	6%
Total	58%	37%	5%	100%
Percentage of portfolio by channel
Direct Channel	72%	74%	88%	73%
Intermediary Channel	28%	10%	12%	21%
Platform/Sub-advisor Channel	0%	16%	—	6%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	57%	37%	6%	100%
Intermediary Channel	80%	17%	3%	100%
Platform/Sub-advisor Channel	0%	100%	—	100%
Our separate accounts contributed 36% of our total gross client inflows for the year ended December 31, 2015 and represented 59% of our total AUM as of December 31, 2015.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form relationships with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 56% of the total gross client inflows for our separate account business for the year ended December 31, 2015, compared to 57% for the year ended December 31, 2014. The Direct Channel represented 73% of our total separate account AUM as of December 31, 2015. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Channel’s high net worth and middle market institutional client-type focus.
During 2015, the blended asset portfolios represented 68% of the separate account gross client inflows from the Direct Channel, while equity and fixed income portfolios accounted for 17% and 15%, respectively. As of December 31, 2015, blended asset and equity portfolios represented 57% and 37% of total Direct Channel separate account AUM, while our fixed income portfolios were 6%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Our relationships with larger institutions may also be a driver of growth in separately managed account equity strategies, though many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During 2015, 15% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 29% came from unaffiliated registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 27% of our total separate account AUM as of December 31, 2015.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During 2015, blended asset and equity portfolios represented 79% and 19%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 2%. As of December 31, 2015, 80% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 17% allocated to equity and 3% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
During the year ended December 31, 2015, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios. Gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was approximately 89% during the calendar year 2015, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
The composition of our mutual fund and collective investment trust AUM as of December 31, 2015, by portfolio, is set forth in the table below:

	December 31, 2015
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual funds and collective investment trusts AUM	$10,432.4	$4,217.8	$56.6	$14,706.8
Our mutual funds and collective investment trusts contributed 64% of our total gross client inflows for the year ended December 31, 2015 and represented 41% of our total AUM as of December 31, 2015. As of December 31, 2015, our mutual funds and collective investment trusts' AUM consisted of 71% from blended asset portfolios and 29% from equity portfolios, compared to 54% and 46% for blended asset and equity portfolios as of December 31, 2014. The shift to a heavier concentration of AUM in blended asset portfolios is the result of equity portfolio net client outflows of $6.0 billion, or 85% of of mutual fund and collective net client outflows for the year ended December 31, 2015. Net client outflows were concentrated in our World Opportunities, Overseas and Equity series where net outflows were $3.8 billion, $1.0 billion and $0.8 billion, respectively, during the twelve months ended December 31, 2015. The outflows were largely attributable to challenging portfolio performance relative to benchmarks.
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
Through our Platform/Sub-advisor Channel, we have relationships with consultants and advisors at platforms. We are focused on equity and fixed income portfolio assets in this channel through the selection of our funds within advisory programs where our mutual funds are used within a multi-strategy portfolio, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have more than 290 dealer relationships. These relationships are important to the support of our retail business as well as our 401(k) life cycle and institutional business.
Our Direct Sales Representatives distribute our equity portfolios to large institutional clients with which we have direct relationships with the client and often, the client’s consultant. Through the Direct Channel, we also form relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. We expect this channel to be focused on distributing blended asset and equity portfolio funds in the future.
Recent Developments
In December of 2015, we announced the agreement to acquire a majority interest in Rainier Investment Management, LLC ("Rainier"), an active investment management firm with more than $3 billion in AUM. Under the terms of the transaction, key professionals will maintain a 25% ownership stake in Rainier, with Manning & Napier owning the remaining 75%. The transaction is expected to close in the first half of 2016, subject to customary regulatory approvals and closing conditions.
Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013.

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
Other components of our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.
Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our investment vehicles for the years ended December 31, 2015, 2014, and 2013.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
As of December 31, 2012	$24,683.6	$20,525.3	$45,208.9	55%	45%	100%
Gross client inflows	2,549.2	5,803.6	8,352.8
Gross client outflows	(4,867.1)	(5,979.1)	(10,846.2)
Market appreciation/(depreciation) & other	4,469.3	3,641.4	8,110.7
As of December 31, 2013	$26,835.0	$23,991.2	$50,826.2	53%	47%	100%
Gross client inflows	3,000.7	6,235.6	9,236.3
Gross client outflows	(5,313.8)	(7,213.7)	(12,527.5)
Market appreciation/(depreciation) & other	886.8	(620.2)	266.6
As of December 31, 2014	$25,408.7	$22,392.9	$47,801.6	53%	47%	100%
Gross client inflows	2,426.5	4,227.6	6,654.1
Gross client outflows	(6,391.2)	(11,260.4)	(17,651.6)
Market appreciation/(depreciation) & other	(708.6)	(653.3)	(1,361.9)
As of December 31, 2015	$20,735.4	$14,706.8	$35,442.2	59%	41%	100%

Average AUM:	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
Average AUM for the year ended December 31, 2013	$25,906.0	$22,406.1	$48,312.1
Average AUM for the year ended December 31, 2014	$26,823.8	$24,798.3	$51,622.1
Average AUM for the year ended December 31, 2015	$23,720.0	$18,780.5	$42,500.5
The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2015, 2014, and 2013:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2012	$20,470.7	$23,472.5	$1,265.7	$45,208.9	45%	52%	3%	100%
Gross client inflows	4,399.5	3,795.1	158.2	8,352.8
Gross client outflows	(4,318.7)	(6,249.0)	(278.5)	(10,846.2)
Market appreciation/(depreciation) & other	3,158.7	4,958.4	(6.4)	8,110.7
As of December 31, 2013	$23,710.2	$25,977.0	$1,139.0	$50,826.2	47%	51%	2%	100%
Gross client inflows	4,820.5	4,094.8	321.0	9,236.3
Gross client outflows	(4,404.3)	(7,772.5)	(350.7)	(12,527.5)
Market appreciation/(depreciation) & other	1,152.6	(1,015.2)	129.2	266.6
As of December 31, 2014	$25,279.0	$21,284.1	$1,238.5	$47,801.6	53%	44%	3%	100%
Gross client inflows	4,327.3	2,047.1	279.7	6,654.1
Gross client outflows	(6,285.7)	(11,005.5)	(360.4)	(17,651.6)
Market appreciation/(depreciation) & other	(878.2)	(497.3)	13.6	(1,361.9)
As of December 31, 2015	$22,442.4	$11,828.4	$1,171.4	$35,442.2	64%	33%	3%	100%

Average AUM:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Average AUM for the year ended December 31, 2013	$22,263.6	$24,849.8	$1,198.7	$48,312.1
Average AUM for the year ended December 31, 2014	$25,033.3	$25,386.0	$1,202.8	$51,622.1
Average AUM for the year ended December 31, 2015	$24,490.1	$16,815.8	$1,194.6	$42,500.5

The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 79% of our total AUM as of December 31, 2015.

Key Strategies	AUM as of December 31, 2015 (in millions)	Inception Date	Annualized Return as of December 31, 2015 (3)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (1)	Inception
Long-Term Growth 30%-80% Equity Exposure	$10,025.1	1/1/1973	(3.1)%	6.0%	6.0%	5.6%	6.2%	9.6%
Blended Benchmark: 55% S&P 500 Total Return / 45% Barclays Government/Credit Bond			1.1%	8.8%	8.6%	6.3%	4.9%	9.2%
Growth with Reduced Volatility 20%-60% Equity Exposure	$4,592.4	1/1/1973	(2.5)%	4.6%	4.9%	5.1%	5.8%	8.9%
Blended Benchmark: 40% S&P 500 Total Return / 60% Barclays Government/Credit Bond			0.9%	6.7%	7.2%	5.9%	5.1%	8.8%
Aggregate Fixed Income	$502.3	1/1/1984	1.0%	1.3%	3.1%	4.6%	5.1%	7.5%
Benchmark: Barclays U.S. Aggregate Bond			0.6%	1.4%	3.3%	4.5%	5.3%	7.5%
Equity-Oriented	$2,926.7	1/1/1993	(4.9)%	8.1%	6.4%	5.8%	6.3%	9.8%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Barclays U.S. Aggregate Bond			(0.6)%	10.1%	8.7%	6.3%	4.4%	8.2%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,368.8	1/1/1995	(5.2)%	10.4%	7.8%	6.7%	7.0%	10.9%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			(0.7)%	12.0%	9.9%	6.5%	4.1%	8.6%
Core Non-U.S. Equity	$7,365.2	10/1/1996	(5.0)%	1.0%	0.7%	3.8%	5.2%	7.3%
Benchmark: ACWIxUS Index			(5.7)%	1.5%	1.1%	2.9%	2.7%	4.6%
Core U.S. Equity	$1,305.1	7/1/2000	(4.2)%	11.7%	8.3%	6.7%	N/A (2)	6.7%
Benchmark: Russell 3000® Index			0.5%	14.7%	12.2%	7.4%	4.3%	4.6%
__________________________

(1)
The market cycle performance numbers are calculated from April 1, 2000 to December 31, 2015. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

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
Manning & Napier Advisors, LLC ("MNA"), a subsidiary of Manning & Napier Group, serves as the investment advisor to the Fund and Exeter Trust Company. The Fund is a family of open-end mutual funds that offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company is an affiliated New Hampshire-chartered trust company that sponsors a family of collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $14.7 billion, or 41%, of our AUM as of December 31, 2015, and investment management fees from these mutual funds and collective investment trusts were $155.7 million for the year ended December 31, 2015. MNA also serves as the investment advisor to all of our separately managed accounts, managing $20.7 billion, or 59%, of our AUM as of December 31, 2015, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals and equity-based compensation issued under our equity compensation plan. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets, variations in the level of our AUM and revenues, and the timing of and the number of equity awards issued. In addition, incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over the trailing one-, two- and three-year time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary based on absolute and relative investment performance.

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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 16.7% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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
The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2015 AUM	$21,188	$14,254	$—	$35,442
December 31, 2014 AUM	$28,641	$19,161	$—	$47,802
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
Consolidation
We assess each legal entity in which we hold a variable interest to determine whether consolidation is appropriate at the onset of the relationship and upon certain reconsideration events. First we evaluate each entity that we manage to determine whether it is an investment company, as the Financial Accounting Standards Board ("FASB") deferred the application of the revised consolidation model for certain investment entities that have the attributes of an investment company subject to ASC 946 (the "investment company guide"). We then determine whether we have a controlling financial interest in the entity by evaluating whether the entity is a voting interest entity ("VOE") or a variable interest entity ("VIE") under GAAP. Assessing whether an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include the legal organization of the entity, our equity ownership and contractual involvement with the entity and any related party or de facto agent implications of our involvement with the entity.
We serve as the investment adviser for the Fund and the Exeter Trust Company Collective Investment Trusts (“CIT”). The Fund and CIT are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. We hold, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors) and consolidate each of these entities where it has a controlling financial interest or a majority voting interest.
We are the General Partner of the MN Xenon Managed Futures Fund LP ("LP Fund"). We have determined that the LP Fund is not a VIE as (a) the entity has enough equity to finance its activities without additional financial support and (b) the limited partners, as a group, have the ability to remove the general partner ("kick-out rights") with a majority vote of partnership percentage. Under the voting interest model, we do not consolidate VOEs in which the presumption of control by the general partner is overcome by kick-out rights.
We make initial seed investments in sponsored investment portfolios to develop new products and services for our clients. The original seed investment may represent all or a majority of the equity investment in the new product. We evaluate our seed investments on a regular basis and consolidate such investments for which we hold a controlling financial interest.
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
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2015, we have not recorded a valuation allowance on deferred tax assets. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
In connection with the Company's initial public offering ("IPO"), a tax receivable agreement ("TRA") was entered into between Manning & Napier and the holders of Manning & Napier Group, pursuant to which Manning & Napier is required to pay to such holders 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that Manning & Napier actually realizes, or is deemed to realize in certain circumstances, as a result of (i) certain tax attributes of their units sold to Manning & Napier or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the TRA and (ii) tax benefits related to imputed interest.
At December 31, 2015 we have recorded a total liability of $41.9 million, representing the payments due to the selling unit holders under the TRA. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recent accounting pronouncements" to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Period-to-Period
	2015	2014	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$25,408.7	$26,835.0	$(1,426.3)	(5)%
Gross client inflows	2,426.5	3,000.7	(574.2)	(19)%
Gross client outflows	(6,391.2)	(5,313.8)	(1,077.4)	(20)%
Market appreciation/(depreciation) & other	(708.6)	886.8	(1,595.4)	(180)%
Ending assets under management	$20,735.4	$25,408.7	$(4,673.3)	(18)%
Mutual funds and collective investment trusts
Beginning assets under management	$22,392.9	$23,991.2	$(1,598.3)	(7)%
Gross client inflows	4,227.6	6,235.6	(2,008.0)	(32)%
Gross client outflows	(11,260.4)	(7,213.7)	(4,046.7)	(56)%
Market appreciation/(depreciation) & other	(653.3)	(620.2)	(33.1)	(5)%
Ending assets under management	$14,706.8	$22,392.9	$(7,686.1)	(34)%
Total assets under management
Beginning assets under management	$47,801.6	$50,826.2	$(3,024.6)	(6)%
Gross client inflows	6,654.1	9,236.3	(2,582.2)	(28)%
Gross client outflows	(17,651.6)	(12,527.5)	(5,124.1)	(41)%
Market appreciation/(depreciation) & other	(1,361.9)	266.6	(1,628.5)	(611)%
Ending assets under management	$35,442.2	$47,801.6	$(12,359.4)	(26)%
The total AUM decrease of $12.4 billion, or 26%, to $35.4 billion at December 31, 2015 from $47.8 billion at December 31, 2014 as a result of net client outflows of $11.0 billion and market depreciation and other changes of $1.4 billion. The net client outflows during the year were primarily driven by challenging near-term investment performance in a number of our key investment strategies. By portfolio, our AUM decreases were concentrated in our equity portfolios, which decreased by 44% during the year ended December 31, 2015 while our our blended asset and fixed income portfolios decreased by 11% and 5%, respectively. Market depreciation and other changes during the year ended December 31, 2015 constituted a 2.8% decrease in our total AUM. The blended investment loss was 2.8% in separately managed accounts and 2.9% in mutual funds and collective investment trusts. Our net client flows are likely to remain under pressure over the near term due to recent investment performance.
The composition of our AUM was 59% in separate accounts and 41% in mutual funds and collective investment trusts as of December 31, 2015, compared to 53% in separate accounts and 47% in mutual funds and collective investment trusts as of December 31, 2014.
Our separate account products gathered $2.4 billion of gross client inflows during the year ended December 31, 2015, which was offset by approximately $6.4 billion of gross client outflows. The $2.4 billion of gross client inflows included $1.2 billion into our blended asset portfolios, $1.0 billion into our U.S. Equity products and $0.2 billion into our Non-U.S. Equity objectives. The 2015 allocation of separate account gross client inflows across portfolios is consistent with 2014 when gross client inflows were $1.2 billion, $1.0 billion, and $0.4 billion into blended asset, U.S. Equity and Non-U.S. Equity products, respectively. For the year ended December 31, 2015, 56% of our separate account gross client inflows were derived from our Direct Channel with 21% representing new client relationships. With regard to gross client outflows, $3.4 billion, or 54%, of outflows resulted from withdrawals from existing accounts, particularly accounts invested in our equity portfolios. Specifically, two existing equity portfolio relationships accounted for $1.1 billion of the withdrawals. Client cancellations of $2.9 billion make up the remaining 46% of gross client outflows. Cancellations were also primarily from accounts invested in equity portfolios. Our equity and blended asset portfolios experienced net client outflows of $3.1 billion and $0.7 billion, respectively, over the twelve months ended December 31, 2015. The annualized separate account retention rate was 89% for the twelve months ended December 31, 2015 compared to 92% for 2014.
Net client outflows of $7.0 billion from our mutual fund and collective investment trusts included gross client inflows of $4.2 billion offset by gross client outflows of $11.2 billion. Gross client inflows directed toward our Life Cycle mutual fund and collective trust products, which includes both risk based and target date strategies, represented $3.2 billion, or 75%, of mutual fund and collective trust fund gross client inflows during the period ended December 31, 2015. With regard to gross client outflows, $6.9 billion, or 61%, of mutual fund and collective investment trust gross client outflows were from equity portfolios. Gross client outflows resulted from certain platform relationship cancellations, withdrawals from platform and intermediary relationships and institutional client cancellations. Client outflows by fund were concentrated in our World Opportunities, Overseas and Equity series where outflows were $4.3 billion, $1.1 billion and $0.9 billion, respectively, during the twelve months ended December 31, 2015. The outflows were largely attributable to challenging portfolio performance relative to benchmarks. In addition, approximately $1.1 billion of net client outflows were from our Life Cycle mutual fund and collective trust products.
The following table sets forth our results of operations and other data for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015		Period-to-Period
	2015	2014	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$327,818	$405,465	$(77,647)	(19)%
Expenses
Compensation and related costs	103,992	158,183	(54,191)	(34)%
Distribution, servicing and custody expenses	59,013	77,165	(18,152)	(24)%
Other operating costs	36,261	35,624	637	2%
Total operating expenses	199,266	270,972	(71,706)	(26)%
Operating income	128,552	134,493	(5,941)	(4)%
Non-operating income (loss)
Non-operating income (loss), net	(6,961)	1,902	(8,863)	*
Income before provision for income taxes	121,591	136,395	(14,804)	(11)%
Provision for income taxes	4,639	12,660	(8,021)	(63)%
Net income attributable to controlling and noncontrolling interests	116,952	123,735	(6,783)	(5)%
Less: net income attributable to noncontrolling interests	103,738	114,418	(10,680)	(9)%
Net income attributable to Manning & Napier, Inc.	$13,214	$9,317	$3,897	42%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.91	$0.68
Diluted	$0.90	$0.67
Weighted average shares of Class A common stock outstanding
Basic	13,736,042	13,678,494
Diluted	13,964,846	13,881,437
Cash dividends declared per share of Class A common stock	$0.64	$0.72

Other financial and operating data
Economic income (1)	$121,591	$174,971	$(53,380)	(31)%
Economic net income (1)	$78,333	$108,045	$(29,712)	(27)%
Economic net income per adjusted share (1)	$0.92	$1.22
Weighted average adjusted Class A common stock outstanding (1)	84,763,495	88,508,381

________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $77.6 million, or 19%, to $327.8 million for the year ended December 31, 2015 from $405.5 million for the year ended December 31, 2014. This decrease was driven primarily by a $9.1 billion or 18%, decrease in our average AUM to $42.5 billion for the year ended December 31, 2015 from $51.6 billion for the year ended December 31, 2014. Average AUM decreased as a result of net client outflows of $11.0 billion and market depreciation and other changes of $1.4 billion. By portfolio, our AUM decreases were concentrated in our equity portfolios, which decreased by 44% during the year ended December 31, 2015. The outflows were largely attributable to challenging portfolio performance relative to benchmarks.
Our average separately managed account fee was 63 basis points for the year ended December 31, 2015 and 62 basis points for the year ended December 31, 2014. For the years ended December 31, 2015 and 2014, separately managed account standard fees ranged from 15 basis points to 125 basis points depending investment objective and account size. As of December 31, 2015, the concentration of investments in our separately managed account assets was 58% blended assets, 37% equity and 5% fixed income, compared to 53% blended assets, 42% equity and 5% fixed income as of December 31, 2014.
Our average fee on mutual fund and collective investment trust products decreased to 83 basis points for the year ended December 31, 2015 from 87 basis points for the year ended December 31, 2014. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investments trusts to those with lower fees. For the years ended December 31, 2015 and 2014 the management fees earned on our mutual funds and collective investment trusts ranged from 24 basis points to 100 basis points, depending on investment strategy. As of December 31, 2015, the concentration of investments in our our mutual fund and collective investment trusts was 71% blended assets and 29% equity, compared to 54% blended assets and 46% equity of December 31, 2014.
Operating Expenses
Our operating expenses decreased by $71.7 million, or 26%, to $199.3 million for the year ended December 31, 2015 from $271.0 million for the year ended December 31, 2014.
Compensation and related costs decreased by $54.2 million, or 34%, to $104.0 million for the year ended December 31, 2015 from $158.2 million for the year ended December 31, 2014. This change was driven primarily by the completion of the vesting of pre-IPO ownership interests in 2014 and as such, we no longer record non-cash reorganization-related share based compensation. Included within compensation and related costs for the year ended December 31, 2014 was approximately $38.6 million of non-cash reorganization-related share based compensation. The remaining decrease of $15.6 million was primarily due to lower incentive compensation costs for our investment team and sales professionals resulting from investment performance and net client outflows during the respective periods, partially offset by an increase of equity-based compensation charges under our 2011 long-term incentive plan. Included within compensation and related costs for the years ended December 31, 2015 and 2014 is $5.5 million and $3.0 million, respectively, of equity-based compensation under our long-term incentive plan. This increase is primarily due to the 2015 purchase of unvested pre-IPO ownership interests that were subsequently re-issued as Class A common stock with a six-year vesting period as well as the 2015 expense recognized for equity awards granted during 2014. When considered as a percentage of revenue, compensation and related costs for the year ended December 31, 2015 were 32%, compared to 29% in 2014, when excluding non-cash reorganization-related share-based compensation charges.
Distribution, servicing and custody expenses decreased by $18.2 million, or 24%, to $59.0 million for the year ended December 31, 2015 from $77.2 million for the year ended December 31, 2014. The decrease was generally attributable to a 24% decrease in mutual funds and collective investment trusts average AUM for the year ended December 31, 2015 compared to December 31, 2014. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 38% for the year ended December 31, 2015, compared to 36% for the year ended December 31, 2014.
Other operating costs increased by $0.6 million, or 2%, to $36.3 million for the year ended December 31, 2015 from $35.6 million for the year ended December 31, 2014. As a percentage of revenue, other operating costs for the year ended December 31, 2015 was 11%, compared with 9% for the year ended December 31, 2014.
Non-Operating Income (Loss)
Non-operating loss for the year ended December 31, 2015 was $7.0 million, a decrease of $8.9 million, from non-operating income of $1.9 million for the year ended December 31, 2014. Included in non-operating loss for 2015 and 2014 was

$4.4 million and $0.8 million, respectively, in net losses on investments we held to provide initial cash seeding for product development purposes. In addition, we recognized $2.8 million of non-operating expense in 2015 and $2.0 million of non-operating income in 2014, both related to changes in our expected tax benefits under the tax receivable agreement and the corresponding payment of such benefits under the agreement. The remaining decrease in non-operating income is due to interest expense of $0.3 million recorded during the year ended December 31, 2015, driven primarily by the credit facility we entered into in 2015.
Provision for Income Taxes
The Company’s tax provision decreased by $8.0 million, or 63%, to $4.6 million for the year ended December 31, 2015 from $12.7 million for the year ended December 31, 2014. The decrease was primarily driven by a benefit of $3.2 million during the year ended December 31, 2015 resulting from the release of uncertain tax positions that increased our expectation of future tax benefits under the tax receivable agreement and a $1.9 million expense during the year ended December 31, 2014 from enacted changes in tax laws in 2014 that reduced our expectation of future tax benefits under the tax receivable agreement. The remaining decrease is driven by a decrease in the taxable earnings as compared to the prior year.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2014 and 2013:

	Year Ended December 31,		Period-to-Period
	2014	2013	$	%
Separately managed accounts	(in millions)
Beginning assets under management	$26,835.0	$24,683.6	$2,151.4	9%
Gross client inflows	3,000.7	2,549.2	451.5	18%
Gross client outflows	(5,313.8)	(4,867.1)	(446.7)	(9)%
Market appreciation/(depreciation) & other	886.8	4,469.3	(3,582.5)	(80)%
Ending assets under management	$25,408.7	$26,835.0	$(1,426.3)	(5)%
Mutual funds and collective investment trusts
Beginning assets under management	$23,991.2	$20,525.3	$3,465.9	17%
Gross client inflows	6,235.6	5,803.6	432.0	7%
Gross client outflows	(7,213.7)	(5,979.1)	(1,234.6)	(21)%
Market appreciation/(depreciation) & other	(620.2)	3,641.4	(4,261.6)	(117)%
Ending assets under management	$22,392.9	$23,991.2	$(1,598.3)	(7)%
Total assets under management
Beginning assets under management	$50,826.2	$45,208.9	$5,617.3	12%
Gross client inflows	9,236.3	8,352.8	883.5	11%
Gross client outflows	(12,527.5)	(10,846.2)	(1,681.3)	(16)%
Market appreciation/(depreciation) & other	266.6	8,110.7	(7,844.1)	(97)%
Ending assets under management	$47,801.6	$50,826.2	$(3,024.6)	(6)%
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
Our separate account products gathered $3.0 billion of gross client inflows during the year ended December 31, 2014, which was offset by approximately $5.3 billion of gross client outflows. The $3.0 billion of gross client inflows included $1.2 billion into our blended asset portfolios, $1.0 billion into our U.S. Equity products and $0.4 billion into our Non-U.S. Equity objectives. By contrast, for the year ended December 31, 2013, we had generated $2.5 billion of separate account gross client inflows, of which $1.3 billion were in blended asset products, with $0.6 billion of gross client inflows into U.S. Equity and $0.4 billion into Non-U.S. Equity products. Inflows into our separate account strategies were primarily driven by contributions from larger institutions and sub-advisory relationships into our U.S. Equity, Non-U.S. Equity and blended asset strategies. With regard to gross client outflows, $0.8 billion of the $5.3 billion in total outflows was the result of a single institutional relationship in our Non-U.S. Equity products in which the client transitioned its portfolio to passive strategies. The remaining outflows were primarily the result of withdrawals from existing client accounts. The annualized separate account retention rate was 92% for the twelve months ended December 31, 2014 compared to 94% for 2013.
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
The rates of change in AUM during the year ended December 31, 2014 were increases of 7% and 9% in our blended asset and fixed income portfolios, respectively, while our equity portfolios decreased by 18% . The 7% increase in the blended asset portfolio was attributed to market appreciation of 5% and net client inflows of 2%. Our fixed income portfolio increased primarily as a result of our acquisition of 2100 Xenon Group, LLC which included a global managed futures strategy, a long/short global fixed income futures product, and a futures alpha product. The 18% decrease in the equity portfolio resulted from net client outflows of 14% and market depreciation of 4%.
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

Revenues
Our investment management services revenue increased by $29.4 million, or 8%, to $405.5 million for the year ended December 31, 2014 from $376.1 million for the year ended December 31, 2013. This increase was driven primarily by a $3.3 billion, or 7%, increase in our average AUM to $51.6 billion for the year ended December 31, 2014 from $48.3 billion for the year ended December 31, 2013.
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
Compensation and related costs decreased by $33.6 million, or 18%, to $158.2 million for the year ended December 31, 2014 from $191.8 million for the year ended December 31, 2013. Included within compensation and related costs is approximately $38.6 million and $81.4 million of non-cash reorganization-related share based compensation charges and $3.0 million and $1.5 million of equity-based compensation from awards granted under our 2011 long-term incentive plan for the years ended December 31, 2014 and 2013, respectively. The decrease in non-cash reorganization-related share-based compensation expense of $42.8 million was driven primarily by a lower number of pre-IPO ownership interests vesting in 2014, coupled with a lower stock price at December 31, 2014 as compared to 2013. The lower number of pre-IPO ownership interests vesting in 2014 as compared to 2013 was driven by the personal performance related to the Company's 2014 operating results. Compensation and related costs, excluding non-cash reorganization-related share-based compensation were $119.6 million for the year ended December 31, 2014, compared to $110.4 million for 2013. The increase of $9.2 million, or 8%, from 2013 was driven by an increase in incentive compensation costs for our analyst team resulting from the strong relative and absolute investment performance in 2013 and first half of 2014. When considered as a percentage of revenue, compensation and related costs excluding non-cash reorganization-related share-based compensation charges for 2014 were 29%, consistent with the prior year.
Distribution, servicing and custody expenses increased by $9.5 million, or 14%, to $77.2 million for the year ended December 31, 2014 from $67.7 million for the year ended December 31, 2013. The increase was generally attributable to an 11% increase in mutual funds and collective investment trusts average AUM for the year ended December 31, 2014 compared to December 31, 2013. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 36% for the year ended December 31, 2014, compared to 34% for the year ended December 31, 2013.
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

Provision for Income Taxes
The Company’s tax provision increased by $3.5 million, or 39%, to $12.7 million for the year ended December 31, 2014 from $9.1 million for the year ended December 31, 2013. The increase was primarily the result of a $1.9 million impact from enacted changes in tax laws during 2014 that lowered the Company's expectation of the future tax benefits under the tax receivable agreement. The remaining increase was driven by an increase in taxable earnings as compared to the prior year.

Supplemental Non-GAAP Financial Information
To provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated statements of operations presented on a GAAP basis with non-GAAP financial measures of earnings.
Management used economic income and continues to use economic net income and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of its business. Economic income and economic net income are not presented in accordance with GAAP.
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
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group, LLC into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group, LLC allocated to the units of Manning & Napier Group, LLC is treated as if it were allocated to Manning & Napier and represents an estimate of income tax expense at an effective rate of 35.6% for the twelve months ended December 31, 2015 and 38.25% for both the twelve months ended December 31, 2014 and 2013, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the total number of adjusted Class A common shares outstanding. The number of adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group, LLC and unvested equity awards are converted into the Company’s outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group, LLC.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share data)
Economic income	$121,591	$174,971	$167,492
Economic net income	$78,333	$108,045	$103,426
Economic net income per adjusted share	$0.92	$1.22	$1.15
Weighted average adjusted Class A common stock outstanding	84,763,495	88,508,381	89,891,854

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$13,214	$9,317	$2,656
Plus: net income attributable to noncontrolling interests	103,738	114,418	74,285
Net income attributable to controlling and noncontrolling interests	116,952	123,735	76,941
Provision for income taxes	4,639	12,660	9,128
Income before provision for income taxes	121,591	136,395	86,069
Reorganization-related share-based compensation	—	38,576	81,423
Economic income	121,591	174,971	167,492
Adjusted income taxes	43,258	66,926	64,066
Economic net income	$78,333	$108,045	$103,426
Reconciliation of non-GAAP per share financial measures:
Net income available to Class A common stock per basic share	$0.91	$0.68	$0.20
Plus: net income attributable to noncontrolling interests per basic share	7.60	8.36	5.45
Net income attributable to controlling and noncontrolling interests per basic share	8.51	9.04	5.65
Provision for income taxes per basic share	0.34	0.93	0.67
Income before provision for income taxes per basic share	8.85	9.97	6.32
Reorganization-related share-based compensation per basic share	—	2.82	5.98
Economic income per basic share	8.85	12.79	12.30
Adjusted income taxes per basic share	3.15	4.89	4.70
Economic net income per basic share	5.70	7.90	7.60
Less: Impact of Manning & Napier Group, LLC units and unvested equity awards converted to Class A common stock	(4.78)	(6.68)	(6.45)
Economic net income per adjusted share	$0.92	$1.22	$1.15
Weighted average shares of Class A common stock outstanding - Basic	13,736,042	13,678,494	13,617,823
Weighted average exchangeable units of Manning & Napier Group, LLC	69,280,947	74,162,792	75,993,040
Weighted average unvested equity awards	1,746,506	667,095	280,991
Weighted average adjusted Class A common stock outstanding	84,763,495	88,508,381	89,891,854

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$117,591	$124,992	$125,250
Accounts receivable	$24,280	$39,283	$40,601
Due from broker	$3,962	$5,391	$5,816
Due from broker - consolidated funds	$3,510	$—	$—
Investment securities	$21,460	$26,915	$21,321
Investment securities - consolidated funds	$1,107	$—	$—
Amounts payable under tax receivable agreement (1)	$41,939	$41,249	$44,030

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

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions. On April 23, 2015, we entered into a $100.0 million unsecured revolving credit agreement and also terminated our previously existing and unused $10.0 million line of credit. See Note 9, "Borrowings" to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.
Our revolving credit agreement has a four-year term expiring in April 2019 and provides borrowing capacity of up to $100.0 million, with a feature providing for an increase in the line to $150.0 million on approval by the lending group. The Credit Agreement also provides for a $5.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swingline facility. At December 31, 2015, there were no amounts outstanding under the revolving credit agreement and the Company had the capacity to draw on the entire $100.0 million.
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
In addition, we are required to maintain compliance with certain financial covenants, including: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the revolving credit agreement) of at least 4.00:1.00 and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the revolving credit agreement) of no greater than 2.75:1.00. For purposes of the revolving credit agreement, adjusted EBITDA generally means, for any period, net income before interest expense, income taxes, depreciation and amortization expense, non-cash stock-based compensation expense, and certain non-cash nonrecurring gains and losses as described in and specified under the revolving credit agreement. At December 31, 2015, the Company was in compliance with all financial covenants.
The revolving credit agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include our failure to pay principal or interest when due, our failure to satisfy or comply with covenants and a change of control.
We believe cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements and the initial upfront cash payment for the acquisition of a majority interest in Rainier Investment Management, LLC to be funded through our cash on hand. Further, we expect that cash on hand, cash generated by operations and availability under our revolving credit agreement will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2015, 2014 and 2013. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the tax receivable agreement, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, purchases and redemptions of investments classified as available-for-sale, purchases of property and equipment and net cash paid for acquisitions. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, purchases of Class A units held by the noncontrolling interests of Manning & Napier Group and payment of debt issuance costs.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$128,718	$174,037	$168,618
Net cash provided by (used in) investing activities	2,073	(11,567)	(14,502)
Net cash used in financing activities	(138,192)	(162,728)	(137,190)
Net change in cash flows	$(7,401)	$(258)	$16,926
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating Activities
Operating activities provided $128.7 million and $174.0 million of net cash for the years ended December 31, 2015 and 2014, respectively. This overall $45.3 million decrease in net cash provided by operating activities was due to a decrease in net income after adjustment for non-cash items of approximately $40.2 million driven by decreased revenues resulting primarily from changes in our average AUM. This decrease was also due to $6.2 million of cash used by consolidated funds as trading activity in 2015, partially offset by an increase of $1.0 million in operating assets and liabilities.
Investing Activities
Investing activities provided $2.1 million and used $11.6 million of net cash for the years ended December 31, 2015 and 2014, respectively. The increase in cash provided by investing activities was primarily driven by changes in investing activities of $8.7 million due to our funding of and timing of activity within our investment securities designated as trading for the seeding of new products. In addition, we utilized $2.1 million for acquisitions during 2014 and property and equipment purchases decreased by $2.8 million for the year ended December 31, 2015 compared with 2014. The decrease in property and equipment purchases is mainly driven by leasehold improvements in 2014 for our primary office facility in Fairport, New York.
Financing Activities
Financing activities used $138.2 million and $162.7 million of net cash for the years ended December 31, 2015 and 2014, respectively. This overall $24.5 million decrease in net cash used was primarily the result of a decrease in distributions to noncontrolling interests of $30.9 million due to lower income after adjustment for non-cash items in 2015 compared to 2014. This decrease was partially offset by an additional $5.3 million of cash related to the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our initial public offering of $37.7 million in 2015, compared to $32.4 million in 2014. This increase in cash used was due to a larger number of units exchanged in 2015. In addition, we incurred approximately $0.6 million of payment of debt issuance costs during 2015 to enter into the revolving credit agreement.
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
Investing Activities
Investing activities used $11.6 million and $14.5 million of net cash for the years ended December 31, 2014 and 2013, respectively. This overall $2.9 million decrease in net cash used in investing activities was primarily due to a decrease in the overall seeding of, and timing of activity, within our investment securities designated as trading to provide initial cash seeding for product development purposes in the year ended December 31, 2014 compared to 2013. This decrease was partially offset by $2.1 million used for acquisitions during the year ended December 31, 2014 and an increase in purchases of property and equipment of $1.4 million for the year ended December 31, 2014 compared with 2013. The increase in property and equipment purchases was due to an increase in leasehold improvements for our primary office facility in Fairport, New York in 2014.
Financing Activities
Financing activities used $162.7 million and $137.2 million of net cash for the years ended December 31, 2014 and 2013, respectively. This overall $25.5 million increase in net cash used was primarily the result of of the purchase of Class A units of Manning & Napier Group of $32.4 million during the year ended December 31, 2014, compared to $7.4 million in 2013. This change was due to an increase in the number of units exchanged in 2014. The increase in net cash used was also attributed to an increase in dividends paid on our Class A common stock of $1.1 million during the year ended December 31, 2014 due to the payment of the additional $0.08 per share dividend declared in 2013 and paid in 2014.
Certain Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2015:

	Payment Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$3,540	$6,694	$6,693	$6,984	$23,911
Capital lease obligations	197	168	28	—	393
Amounts payable under tax receivable agreement (1)	3,278	5,010	5,383	28,268	41,939
Total	$7,015	$11,872	$12,104	$35,252	$66,243

__________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on the Company’s best estimate as of December 31, 2015, including the Company’s ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Critical Accounting Policies – Payments under the Tax Receivable Agreement” for more information.

Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2015.

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
The value of our AUM was $35.4 billion as of December 31, 2015. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $3.5 billion, which would cause an annualized increase or decrease in revenues of approximately $27.3 million at our current weighted average fee rate of 0.77%.
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

We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed income securities, investments in hedge funds and investment in mutual funds, including the Fund for which MNA provides advisory services and cash held by brokers as collateral for management futures. The value of these investment securities was approximately $30.0 million as of December 31, 2015 of which $20.5 million is classified as trading, $2.1 million is classified as available-for-sale and $7.5 million is included in due from broker. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by $3.0 million. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $35.4 billion as of December 31, 2015. As of December 31, 2015, approximately 17% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 17% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $0.6 billion, which would cause an annualized increase or decrease in revenues of approximately $4.5 million at our current weighted average fee rate of 0.77%.
Interest Rate Risk
At December 31, 2015, the Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of December 31, 2015. Additionally, given the current level of income we earn from our cash and cash equivalent balances, interest rate changes would not have a material impact on us.
Borrowing under our revolving credit agreement bears interest as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. At December 31, 2015, there were no borrowings outstanding under the revolving credit agreement.
Item 8.         Financial Statements and Supplementary Data.
Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-27 and are incorporated by reference in this Item 8.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on the assessment using those criteria, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
Our independent registered public accounting firm, which has audited the financial statements included in this Annual Report, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015. This report appears on page F-2 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on June 16, 2016, which will be filed within 120 days of the end of our fiscal year ended December 31, 2015 (our “Proxy Statement”) and is incorporated herein by reference.
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
Item 14.     Principal Accounting Fees and Services
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

(ii)	Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is included in our consolidated financial statements and in the notes thereto.

(b)	Exhibit Index:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Manning & Napier, Inc.(3)
3.2	Amended and Restated Bylaws of Manning & Napier, Inc.(3)
4.1	Form of specimen certificate representing Manning & Napier, Inc.’s Class A common stock.(1)
10.1	Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC.(3)
10.2	Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC.(3)
10.3	Exchange Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.4	Tax Receivable Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.5	Registration Rights Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.6*	Manning & Napier, Inc. 2011 Equity Compensation Plan(3)
10.7*	Form of Restricted Stock Award Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan (7)
10.8*	Form of Stock Option Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan.(2)
10.9	Amended and Restated Shareholders Agreement of MNA Advisors, Inc.(3)
10.12	Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C.(3)
10.13*	Form of Indemnification Agreement.(2)
10.14*	Employment Agreement, dated September 8, 1992, of Patrick Cunningham(2)
10.15*	Employment Agreement, dated August 1, 1993, of Jeff Coons(2)
10.16*	Employment Agreement, dated June 28, 1993, of Charles Stamey(2)
10.17*	Employment Agreement, effective September 12, 2011, by and between Manning & Napier Advisors, Inc. and James Mikolaichik(2)
10.18	Purchase Agreement, by and between Manning & Napier, Inc. and Manning & Napier Group, LLC(3)
10.19	Purchase Agreement, by and between Manning & Napier, Inc. and M&N Group Holdings, LLC(3)

10.20*	Letter, dated October 31, 2011, by and between Manning & Napier Group, LLC and James Mikolaichik(3)
10.21*	Letter, dated October 27, 2011, by and between Manning & Napier Group, LLC and Patrick Cunningham(3)
10.22	Form of Daily Adjusting LIBOR Revolving Line Note executed on February 13, 2013(4)
10.23	First Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC(5)
10.24	First Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(5)
10.25	Second Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(6)
10.26	Amendment to Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC.(7)
10.27	Amendment to Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C.(7)
10.28	Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC.(7)
10.29	Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(7)
10.30
Credit Agreement, dated April 23, 2015, among Manning & Napier, Inc. and Manning & Napier Group, LLC and Manning & Napier Advisors, LLC, as borrowers, and Wells Fargo Bank, National Association, as administrative agent, lender, swingline lender and issuing bank, Manufacturers and Traders Trust Company, as syndication agent and lender, and First Niagara Bank, The Bank of New York Mellon, and The Huntington National Bank, as lenders. (8)

10.31
Guaranty, dated April 23, 2015, of the obligations of the Borrowers under the Credit Agreement, given to the Lenders by Manning & Napier, Inc. and the following direct or indirect subsidiaries of Manning & Napier Group, LLC: Manning & Napier Alternative Opportunities, LLC, Manning & Napier Information Services, LLC, Perspective Partners, LLC, Manning & Napier Benefits, LLC, M&N Alternatives Management, LLC, and M&N Xenon Partners Holdings, LLC. (9)

10.32	Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated March 31, 2015 (10)
10.33	Form of Redemption Agreement between Manning & Napier Capital Company and Manning & Napier Group, LLC, dated March 31, 2015 (11)
21.1	Subsidiaries of Manning & Napier, Inc.
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements.

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

(3)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2011.

(4)	Incorporated by reference to Exhibit 10.1 of the Form 8-K of Manning & Napier, Inc., which was filed with the Securities and Exchange Commission on February 13, 2013.

(5)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2012.

(6)	Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013.

(7)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2014.

(8)	Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 24, 2015.

(9)	Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 24, 2015.

(10)	Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2015.

(11)	Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 14, 2016

MANNING & NAPIER, INC.

By:	/s/ Patrick Cunningham
	Name:	Patrick Cunningham
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ Patrick Cunningham	Chief Executive Officer and Director	March 14, 2016
Patrick Cunningham	(principal executive officer)

/s/ James Mikolaichik	Chief Financial Officer	March 14, 2016
James Mikolaichik	(principal financial and accounting officer)

Chairman of the Board of Directors
William Manning

/s/ Richard Barrington	Director	March 14, 2016
Richard Barrington

/s/ Richard Goldberg	Director	March 14, 2016
Richard Goldberg

/s/ Barbara Goodstein	Director	March 14, 2016
Barbara Goodstein

/s/ Edward J. Pettinella	Director	March 14, 2016
Edward J. Pettinella

/s/ Robert M. Zak	Director	March 14, 2016
Robert M. Zak

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Manning & Napier, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Manning & Napier, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Rochester, New York
March 14, 2016

Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$117,591	$124,992
Accounts receivable	15,807	23,704
Accounts receivable—Manning & Napier Fund, Inc.	8,473	15,579
Due from broker	3,962	5,391
Due from broker - consolidated funds	3,510	—
Investment securities	21,460	26,915
Investment securities - consolidated funds	1,107	—
Prepaid expenses and other assets	4,638	5,919
Total current assets	176,548	202,500
Property and equipment, net	6,299	7,456
Net deferred tax assets, non-current	46,649	45,983
Other long-term assets	1,300	1,534
Total assets	$230,796	$257,473

Liabilities
Accounts payable	$1,141	$2,906
Accrued expenses and other liabilities	42,480	50,779
Deferred revenue	10,938	12,812
Total current liabilities	54,559	66,497
Other long-term liabilities	2,796	3,116
Amounts payable under tax receivable agreement, non-current	38,661	39,149
Total liabilities	96,016	108,762
Commitments and contingencies (Note 10)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 14,755,130 and 13,713,540 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	$148	$137
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	205,760	209,284
Retained deficit	(37,149)	(41,087)
Accumulated other comprehensive income	(3)	—
Total shareholders’ equity	168,756	168,334
Noncontrolling interests	(33,976)	(19,623)
Total shareholders’ equity and noncontrolling interests	134,780	148,711
Total liabilities, shareholders’ equity and noncontrolling interests	$230,796	$257,473
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Investment management services revenue	$327,818	$405,465	$376,068
Expenses
Compensation and related costs	103,992	158,183	191,803
Distribution, servicing and custody expenses	59,013	77,165	67,688
Other operating costs	36,261	35,624	31,738
Total operating expenses	199,266	270,972	291,229
Operating income	128,552	134,493	84,839
Non-operating income (loss)
Interest expense	(323)	(27)	(23)
Interest and dividend income	595	741	297
Change in liability under tax receivable agreement	(2,810)	2,014	(110)
Net gains (losses) on investments	(4,423)	(826)	1,066
Total non-operating income (loss)	(6,961)	1,902	1,230
Income before provision for income taxes	121,591	136,395	86,069
Provision for income taxes	4,639	12,660	9,128
Net income attributable to controlling and noncontrolling interests	116,952	123,735	76,941
Less: net income attributable to noncontrolling interests	103,738	114,418	74,285
Net income attributable to Manning & Napier, Inc.	$13,214	$9,317	$2,656

Net income per share available to Class A common stock
Basic	$0.91	$0.68	$0.20
Diluted	$0.90	$0.67	$0.19
Weighted average shares of Class A common stock outstanding
Basic	13,736,042	13,678,494	13,617,823
Diluted	13,964,846	13,881,437	13,741,647
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income attributable to controlling and noncontrolling interests	$116,952	$123,735	$76,941
Net unrealized holding loss on investment securities, net of tax	(5)	—	(1)
Reclassification adjustment for realized losses on investment securities included in net income	2	1	—
Comprehensive income	116,949	123,736	76,940
Less: Comprehensive income attributable to noncontrolling interest	103,735	114,419	74,284
Comprehensive income attributable to Manning & Napier, Inc.	$13,214	$9,317	$2,656

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock- Class A		Common Stock-Class B		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount		Retained Deficit			Total

Balance—January 1, 2013	13,583,873	$136	1,000	$—	$198,117	$(33,392)	$—	$(41,115)	$123,746
Net income	—	—	—	—	—	2,656	—	74,285	76,941
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(120,852)	(120,852)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(1)	—	(1)
Common stock issued under equity compensation plan	50,373	—	—	—	256	—	—	—	256
Equity-based compensation	—	—	—	—	11,535	—	—	71,385	82,920
Dividends declared on Class A common stock - $0.72 per share	—	—	—	—	—	(9,808)	—	—	(9,808)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	—	—	—	—	(920)	—	—	(6,493)	(7,413)
Balance—December 31, 2013	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$(22,790)	$145,789
Net income	—	—	—	—	—	9,317	—	114,418	123,735
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(120,241)	(120,241)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	1	—	1
Common stock issued under equity compensation plan	79,294	1	—	—	(1)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	—	(9)	—	—	(55)	(64)
Equity-based compensation	—	—	—	—	5,958	—	—	35,576	41,534
Dividends declared on Class A common stock - $0.72 per share	—	—	—	—	—	(9,860)	—	—	(9,860)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	—	—	—	—	(5,652)	—	—	(26,531)	(32,183)
Balance—December 31, 2014	13,713,540	$137	1,000	$—	$209,284	$(41,087)	$—	$(19,623)	$148,711
Net income	—	—	—	—	—	13,214	—	103,738	116,952
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(89,338)	(89,338)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(3)	—	(3)
Common stock issued under equity compensation plan	1,041,590	11	—	—	(11)	—	—	—	—
Equity-based compensation	—	—	—	—	881	—	—	4,573	5,454
Dividends declared on Class A common stock - $0.64 per share	—	—	—	—	—	(9,276)	—	—	(9,276)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	—	—	—	—	(4,394)	—	—	(33,326)	(37,720)
Balance—December 31, 2015	14,755,130	$148	1,000	$—	$205,760	$(37,149)	$(3)	$(33,976)	$134,780
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$116,952	$123,735	$76,941
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	5,454	41,534	82,920
Depreciation and amortization	2,472	2,317	1,889
Change in amounts payable under tax receivable agreement	2,810	(2,014)	110
Net (gains) losses on investment securities	4,423	826	(1,066)
Deferred income taxes	(666)	5,312	2,037
Amortization of debt issuance costs	104	—	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	7,897	519	(1,178)
Accounts receivable—Manning & Napier Fund, Inc.	7,106	882	(2,694)
Due from broker - consolidated funds	(5,000)	—	—
Investment securities - consolidated funds	(1,150)	—	—
Prepaid expenses and other assets	1,887	(1,563)	(388)
Accounts payable	(1,765)	1,430	245
Accrued expenses and other liabilities	(9,609)	(1,543)	7,013
Deferred revenue	(1,874)	805	1,665
Other long-term liabilities	(323)	1,797	1,124
Net cash provided by operating activities	128,718	174,037	168,618
Cash flows from investing activities:
Purchase of property and equipment	(854)	(3,694)	(2,331)
Sale of investments	12,552	11,295	8,938
Purchase of investments	(11,730)	(17,705)	(16,109)
Due from broker	—	—	(5,000)
Acquisitions, net of cash received	—	(2,068)	—
Proceeds from maturity of investments	2,105	605	—
Net cash provided by (used in) investing activities	2,073	(11,567)	(14,502)
Cash flows from financing activities:
Distributions to noncontrolling interests	(89,338)	(120,241)	(120,852)
Dividends paid on Class A common stock	(10,215)	(9,841)	(8,710)
Payment of shares withheld to satisfy withholding requirements	(64)	—	—
Payment of capital lease obligations	(233)	(245)	(215)
Purchase of Class A units of Manning & Napier Group, LLC	(37,720)	(32,401)	(7,413)
Payment of debt issuance costs	(622)	—	—
Net cash used in financing activities	(138,192)	(162,728)	(137,190)
Net (decrease) increase in cash and cash equivalents	(7,401)	(258)	16,926
Cash and cash equivalents:
Beginning of period	124,992	125,250	108,324
End of period	$117,591	$124,992	$125,250

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2015	2014	2013
Supplemental disclosures:
Cash paid during the period for interest	$323	$27	$23
Cash paid during the period for taxes, net of refunds	$4,758	$8,056	$6,142
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$121	$619	$544
Equipment acquired through capital lease obligation	$227	$89	$521
Accrued dividends	$2,361	$3,291	$3,272

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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of December 31, 2015.

(1)
The operating subsidiaries of Manning & Napier Group are Manning & Napier Advisors, LLC, Manning & Napier Alternative Opportunities, LLC, Perspective Partners, LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc. and Exeter Trust Company.

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
Principles of Consolidation
As of December 31, 2015, Manning & Napier holds an economic interest of approximately16.7% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company provides seed capital to its investment teams to develop new products and services for its clients. The original seed investment may represent all or a majority of the equity investment in the new product. Pursuant to U.S. GAAP, the Company evaluates its seed investments on a regular basis and consolidates such investments for which it holds a controlling financial interest.
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
Certain investment advisory contracts provide for a performance-based fee, in addition to a base investment management fee, which is calculated as a percentage of cumulative profits over and above the aggregate of previous period cumulative profits. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period, when all contingencies are resolved, typically on a quarterly basis. For the year ended December 31, 2015 the Company recognized less than $0.1 million in performance fee income.
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
The Company's investments in the Fund amounted to approximately $1.2 million and $0.2 million at December 31, 2015 and 2014, respectively.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $155.7 million, $215.5 million and $196.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, which represents greater than 10% of revenue in each period.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds and hedge funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At December 31, 2015 and 2014, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes.
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
Accounts Receivable
Accounts receivable includes investment management and custodial fees receivable from clients. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2015, 2014 or 2013.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the applicable life of the asset class. Depreciation is calculated for computer software, office equipment, and furniture and fixtures using useful lives of 3, 5, and 7 years, respectively. Internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized and amortized over the estimated useful lives of the software, which range from three to five years, beginning when the software project is complete and the application is put into production. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the remaining expected lease term. Gains or losses upon sale or other disposition of fixed assets, are included in the consolidated statements of operations.
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
Goodwill
The Company reviews the carrying value of goodwill at least annually and whenever changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. No impairment was recognized for the year ended December 31, 2015.
Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2015, 2014 and 2013.
Loss Contingencies
The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s consolidated financial statements. No loss accruals were recorded as of December 31, 2015, 2014 and 2013.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance will be effective on January 1, 2018 and requires either a retrospective or a modified retrospective approach to adoption. Early application is permitted. The Company is currently evaluating its transition method and the potential impact on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU modifies existing consolidation guidance for determining whether certain legal entities should be consolidated. The new guidance was effective on January 1, 2016, and requires either a retrospective or a modified retrospective approach to adoption. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from that debt liability. The new guidance was effective on January 1, 2016. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or its Equivalent). The ASU requires that investments measured at the net asset value as a practical expedient for fair value be excluded from the fair value hierarchy. Entities are required to reconcile the fair value hierarchy disclosure to the balance sheet by disclosing the amount of investments measured using the practical expedient. The new guidance was effective on January 1, 2016 and requires a retrospective approach to adoption. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has early adopted this standard and has applied the requirements retrospectively to all periods presented. The adoption of this standard resulted in the reclassification of $3.4 million from current deferred income tax assets to noncurrent deferred income taxes in the consolidated statement of financial condition as of December 31, 2014.
Note 3—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 16.7% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial conditions with respect to the remaining approximately 83.3% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income before provision for income taxes	$121,591	$136,395	$86,069
Less: (loss) gain before provision for income taxes of Manning & Napier, Inc. (a)	(2,826)	1,999	(937)
Income before provision for income taxes, as adjusted	124,417	134,396	87,006
Controlling interest percentage (b)	16.1%	14.3%	13.9%
Net income attributable to controlling interest	20,083	19,280	12,103
Plus: (loss) gain before provision for income taxes of Manning & Napier, Inc. (a)	(2,826)	1,999	(937)
Income before income taxes attributable to Manning & Napier, Inc.	17,257	21,279	11,166
Less: provision for income taxes of Manning & Napier, Inc. (c)	4,043	11,962	8,510
Net income attributable to Manning & Napier, Inc.	$13,214	$9,317	$2,656
__________________________

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $4.6 million, $12.7 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

On March 31, 2015, M&N Group Holdings and MNCC exchanged a total of 3,161,502 Class A units of Manning & Napier Group for approximately $36.3 million in cash. Subsequent to the exchange, the Class A units were retired. On March 31, 2015, Manning & Napier Group also purchased and retired 2,516,352 unvested Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC at a predetermined cost basis for approximately $1.4 million in cash. These units were subject to performance-based vesting criteria in connection with the 2011 reorganization transactions and did not vest. In addition, on April 16, 2015, the Company granted approximately 1.1 million of Class A common stock awards under the 2011 Equity Compensation Plan (the "Equity Plan") (Note 13) for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group. These acquisitions of additional operating membership interests were treated as reorganizations of entities under common control as required by ASC 805 "Business Combinations".
As a result of the aforementioned transactions, the Company's economic ownership interest in Manning & Napier Group increased to approximately 16.7%. As of December 31, 2015, M&N Group Holdings and MNCC may exchange an aggregate 67,896,484 units of Manning & Napier Group for shares of the Company's Class A common stock pursuant to the terms of the exchange agreement entered into at the time of the Company's 2011 initial public offering ("IPO") (Note 11).
During the years ended December 31, 2015, 2014 and 2013, the Company made approximately $89.3 million, $120.2 million and $120.9 million, respectively, in distributions to noncontrolling interests. None of these distributions were payments pursuant to the tax receivable agreement (Note 14).
Obligations pursuant to the tax receivable agreement are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the tax receivable agreement has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 4—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2015 and December 31, 2014:

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.35%, 10/31/2016)	$2,105	$—	$(6)	$2,099

Trading securities
Equity securities				8,967
Fixed income securities				7,624
Mutual funds				116
Mutual funds - consolidated funds				1,107
Hedge funds				2,654
				20,468
Total investment securities				$22,567

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2014
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.25%, 10/31/2015)	$2,107	$—	$—	$2,107
Trading securities
Equity securities				12,048
Fixed income securities				9,366
Mutual funds				168
Hedge funds				3,226
				24,808
Total investment securities				$26,915
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, investments in mutual funds and hedge funds for which the Company provides advisory services. At December 31, 2015 and 2014, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $1.8 million and $1.3 million of net unrealized losses and $0.9 million of net unrealized gains related to investments classified as trading securities for the years ended December 31, 2015, 2014 and 2013, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes for compliance with certain regulatory requirements. As of December 31, 2015 and 2014, approximately $0.6 million of these securities is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2015, 2014, or 2013.

The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Gross realized investment gains	$473	$1,425	$990
Gross realized investment losses	(1,194)	(415)	(885)
Net realized gains (losses)	$(721)	$1,010	$105
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the notional value and fair value as of December 31, 2015 and 2014 for derivative instruments not designated as hedging instruments:

	December 31, 2015
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$124,470	$169	$(112)
Index futures	3,715	57	(47)
Commodity futures	2,440	27	(30)
Currency futures	6,921	35	(43)
Total derivatives	$137,546	$288	$(232)

	December 31, 2014
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$106,932	$162	$(60)
Index futures	2,032	51	(16)
Commodity futures	3,506	41	(76)
Currency futures	10,017	162	(17)
Total derivatives	$122,487	$416	$(169)
As of December 31, 2015, the derivative assets and liabilities are measured at fair value and are included in due from broker in the consolidated statements of financial condition, with changes in the fair value reported in net gains (losses) on investments in the consolidated statements of operations. For the twelve months ended December 31, 2015 and 2014, the average volume of derivative activity (measured in terms of notional value) was approximately $234.6 million and $128.6 million, respectively. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Interest rate futures	$(1,728)	$(555)	$38
Index futures	(75)	(63)	—
Commodity futures	(37)	(119)	—
Currency futures	(126)	143	—
Net gains (losses) recognized	$(1,966)	$(594)	$38
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

The following table presents the offsetting of managed futures as of December 31, 2015 and 2014:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2015	$(232)	$288	$56	$—	$—	$56
December 31, 2014	$(169)	$416	$247	$—	$—	$247

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
The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:

•	Level 1—observable inputs such as quoted prices in active markets for identical securities;

•	Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and

•	Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$8,967	$—	$—	$8,967
Fixed income securities	1,008	6,616	—	7,624
Mutual funds	116	—	—	116
Mutual funds - consolidated funds	1,107	—	—	1,107
Hedge funds	—	2,654	—	2,654
U.S. Treasury notes	—	2,099	—	2,099
Derivatives	288	—	—	288
Total assets at fair value	$11,486	$11,369	$—	$22,855

Derivatives	$232	$—	$—	$232
Total liabilities at fair value	$232	$—	$—	$232

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$12,048	$—	$—	$12,048
Fixed income securities	1,154	8,212	—	9,366
Mutual funds	168	—	—	168
Hedge funds	—	3,226	—	3,226
U.S. Treasury notes	—	2,107	—	2,107
Derivatives	416	—	—	416
Total assets at fair value	$13,786	$13,545	$—	$27,331

Securities sold, not yet purchased	$964	$—	$—	$964
Derivatives	169	—	—	169
Total liabilities at fair value	$1,133	$—	$—	$1,133
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
There were no Level 3 securities held by the Company as of December 31, 2015 or 2014.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between Levels during the year ended December 31, 2015 or 2014.
Note 7—Property and Equipment
Property and equipment as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Furniture and fixtures	$1,863	$1,980
Office equipment	4,770	5,002
Computer software	3,337	2,928
Leasehold improvements	5,000	4,985
	14,970	14,895
Less: Accumulated depreciation	(8,671)	(7,439)
Property and equipment, net	$6,299	$7,456
Depreciation expense is included in other operating costs and totaled approximately $2.2 million, $2.2 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has evaluated its long-lived assets for impairment under the current accounting standards and has concluded that no impairment loss has occurred as of December 31, 2015 and 2014.

Note 8—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Accrued bonuses and sales commissions	$22,584	$28,801
Accrued payroll and benefits	2,844	3,424
Accrued sub-transfer agent fees	6,148	8,108
Dividends payable	2,361	3,291
Amounts payable under tax receivable agreement	3,278	2,100
Securities sold, not yet purchased	—	964
Other accruals and liabilities	5,265	4,091
	$42,480	$50,779
Note 9—Borrowings
Revolving Credit Facility
On April 23, 2015, Manning & Napier, Inc., Manning & Napier Group and Manning & Napier Advisors, LLC (collectively, the "Borrowers") entered into an unsecured revolving credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, lender, swingline lender and issuing bank, Manufacturers and Traders Trust Company, as syndication agent and lender, and First Niagara Bank, The Bank of New York Mellon, and The Huntington National Bank, as lenders (collectively, the "Lenders") that has a four-year term (until April 23, 2019) and provides borrowing capacity of up to $100.0 million, with a feature providing for an increase in the line to $150.0 million on approval by the Lenders. The Credit Agreement also provides for a $5.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swingline facility. At December 31, 2015, there were no amounts outstanding under the Credit Agreement and the Company had the capacity to draw on the entire $100.0 million under the Credit Agreement. The Company incurred approximately $0.6 million of issuance costs to enter this facility. These costs are being amortized to interest expense over the contractual term of the Credit Agreement.
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
The Credit Agreement contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge, dispose of assets, and make distributions, dividends, investments or capital expenditures, among other things. In addition, the Credit Agreement contains certain financial covenants, including: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Agreement) of at least 4.00:1.00 and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Agreement) of no greater than 2.75:1.00. For purposes of the Credit Agreement, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, non-cash stock-based compensation expense, and certain non-cash nonrecurring gains and losses as described in and specified under the Credit Agreement. At December 31, 2015, the Company was in compliance with all financial covenants under the Credit Agreement.
The Credit Agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include the Company's failure to pay principal or interest when due, the Company's failure to satisfy or comply with covenants and a change of control.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of December 31, 2015 and 2014, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Lease Commitments
The Company has several operating leases for office space, and leases its primary office facilities in Fairport, New York under an operating lease expiring December 31, 2022. The Company also rents additional office space in various other locations throughout the United States. Total rental expense for all leases amounted to approximately $3.5 million for the year ended December 31, 2015 and $3.6 million for the years ended December 31, 2014 and 2013. Minimum rent payments relating to the office leases for years subsequent to 2015, are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2016	$3,540
2017	3,318
2018	3,376
2019	3,340
2020	3,353
Thereafter	6,984
$23,911
Under the agreement for its primary office facilities, the Company is required to pay a minimum of approximately $2.9 million annually for the use of the facility.
As of December 31, 2015 and 2014, the Company had approximately $0.4 million of total capital lease obligations.
As detailed in Note 14, the Company is committed to obligations pursuant to the TRA. The timing of payments is subject to certain contingencies including Manning & Napier having sufficient taxable income to utilize all of the tax benefits defined in the TRA.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Shares Eligible for Future Sale
Upon the completion of the initial public offering, the Company entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company. As discussed in Note 3, on March 31, 2015 M&N Group Holdings and MNCC exchanged 3,161,502 Class A units of Manning & Napier Group. On March 31, 2015, Manning & Napier Group also purchased and retired 2,516,352 unvested Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC.
As of December 31, 2015, a total of 67,896,484 Class A units of Manning & Napier Group are held by the noncontrolling interests. Pursuant to the terms of the exchange agreement, subject to certain restrictions, 67,896,484 of such units may be exchangeable on an annual basis for shares of the Company’s Class A common stock. As of December 31, 2015, approximately 34.6 million Class A units of Manning & Napier Group are eligible for exchange, of which approximately 31.1 million are held by William Manning. In the event that William Manning maximizes his participation, the amount eligible would increase to 35.5 million to allow for other owners to participate in a similar proportion.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2015, 2014 and 2013 under the two-class method:

	Year Ended December 31, 2015
	2015	2014	2013
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$116,952	$123,735	$76,941
Less: net income attributable to noncontrolling interests	103,738	114,418	74,285
Net income attributable to Manning & Napier, Inc.	$13,214	$9,317	$2,656
Less: allocation to participating securities	685	—	—
Net income available to Class A common stock	$12,529	$9,317	$2,656

Weighted average shares of Class A common stock outstanding - basic	13,736,042	13,678,494	13,617,823
Dilutive effect from unvested equity awards	228,804	202,943	123,824
Weighted average shares of Class A common stock outstanding - diluted	13,964,846	13,881,437	13,741,647
Net income available to Class A common stock per share - basic	$0.91	$0.68	$0.20
Net income available to Class A common stock per share - diluted	$0.90	$0.67	$0.19
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock.
At December 31, 2015, 2014 and 2013 there were 67,896,484, 73,574,338, and 75,861,023, respectively, Class A units of Manning & Napier Group which for each period, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company’s Class A common shares. These units were not included in the calculation of diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013 because the effect would have been anti-dilutive.
At December 31, 2015 and 2014, the Company had outstanding under the Equity Plan 120,919 and 181,378, respectively, restricted stock units that have a performance condition (Note 13). These units were not included in the calculation of diluted earnings per common share for the years ended December 31, 2015 and 2014 because the performance conditions were not satisfied.
`Note 13—Equity Based Compensation
2011 Equity Compensation Plan
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
During the twelve months ended December 31, 2015, 1,436,947 equity awards were granted under the Equity Plan. The awards granted consist of 31,590 shares of Class A common stock, 1,130,000 restricted stock awards and 275,357 restricted stock units. The Class A common stock awards vested immediately and the restricted share-based awards are subject to service-based vesting over a period ranging from 2 to 6 years.
The following table summarizes stock award activity for the year ended December 31, 2015 under the 2011 Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2015	855,009	$15.32
Granted	1,436,947	$11.89
Vested	(31,590)	$12.20
Forfeited	(228,737)	$12.42
Stock awards outstanding at December 31, 2015	2,031,629	$12.92
The weighted average fair value of 2011 Plan awards granted during the years ended December 31, 2015, 2014 and 2013 was $11.89, $15.29, and $15.83, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, when applicable, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest. Included in the stock awards outstanding at December 31, 2015 are 120,919 restricted stock units with performance conditions. The Company periodically assesses which outcomes are probable of achievement to ensure that compensation cost recognized for these awards reflects the number of awards that are ultimately expected to vest.
For the years ended December 31, 2015, 2014, and 2013, the Company recorded approximately $5.5 million, $3.1 million, and $1.7 million of compensation expense, respectively, related to awards under the Equity Plan. The aggregate intrinsic value of awards that vested during the years ended December 31, 2015, 2014 and 2013 was approximately $0.4 million, $1.4 million, and $0.9 million, respectively. As of December 31, 2015, there was unrecognized compensation expense related to 2011 Plan awards of approximately $16.7 million, which the Company expects to recognize over a weighted average period of approximately 4.0 years.
2011 Reorganization-Related Transactions
Upon the consummation of the Company's IPO in 2011, the Company adopted new vesting terms related to the pre-IPO ownership interests of certain employees of the Company other than William Manning. Such individuals were entitled to 15% of their pre-reorganization ownership interests upon the consummation of the IPO, with an additional 5% of such ownership interests vesting annually through 2014, provided such individuals were employees of the Company as of such date (service-based vesting). The remaining ownership interests were subject to performance-based vesting annually through 2014, as determined by a vesting committee (performance-based vesting). The unvested ownership interests were purchased and retired by the Company on March 31, 2015 (Note 3).
The weighted average fair value of reorganization-related performance-based awards granted during the years ended December 31, 2014 and 2013 was $13.89 and $17.65, respectively. The weighted average fair value of reorganization-related service-based awards granted during the year ended December 31, 2013 was $16.54.
For the years ended December 31, 2014 and 2013, the Company recorded approximately $38.4 million and $81.2 million, respectively, of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions.
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
Note 14—Income Taxes
The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC"), or a “C-Corporation”. As such, the entities functioning as LLCs are not liable for or able to benefit from U.S. federal and most state income taxes on their earnings, and earnings (losses) will be included in the personal income tax returns of each entity’s unit holders. The entities functioning as C-Corporations are liable for or able to benefit from U.S. federal, state and local income taxes on their earnings and losses, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Components of the provision for income taxes consist of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current
Federal	$4,525	$6,012	$5,865
State and local	780	1,336	1,226
Current tax expense	5,305	7,348	7,091
Deferred
Federal	(618)	2,582	1,853
State and local	(48)	2,730	184
Deferred tax (benefit) expense	(666)	5,312	2,037
Provision for income tax expense	$4,639	$12,660	$9,128
The differences between income taxes computed using the U.S. federal income tax rate and the provision for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Amount computed using the statutory rate	$42,557	$47,738	$30,124
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	689	1,093	1,077
Impact of enacted tax law changes	—	1,869	—
Net adjustment to deferred tax asset	(3,247)	—	—
Equity-based compensation	—	1,931	3,956
Benefit from the flow-through entities	(36,265)	(39,945)	(25,887)
Other, net	905	(26)	(142)
Provision for income taxes	$4,639	$12,660	$9,128
The provision for income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the year ended December 31, 2015, the Company received an additional benefit of approximately $3.2 million resulting from the release of uncertain tax positions that increased the future tax benefits under the tax receivable agreement. This favorable impact is partially offset by the impact of certain permanent items that are not deductible for tax purposes.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
At December 31, 2015 and 2014, the Company had recorded a total liability of approximately $41.9 million and $41.2 million, respectively, representing the payments due to the selling unit holders under the TRA. Of these amounts, approximately $3.3 million and $2.1 million were included in accrued expenses and other liabilities at December 31, 2015 and 2014, respectively. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA. The Company reduced its liability for income taxes associated with unrecognized tax benefits during the year ended December 31, 2015. As a result, the Company increased its deferred tax asset related to the TRA by approximately $3.2 million, which resulted in an increase to the amounts payable under the TRA agreement of approximately $2.8 million, representing 85% of the applicable cash savings. The Company made payments pursuant to the TRA of approximately $2.1 million for the year ended December 31, 2015, and payments of $2.0 million for each of the years ended December 31, 2014 and 2013.
During 2014, M&N Group Holdings exchanged a total of 187,848 Class A units. The Company elected to step up its tax basis in the incremental assets acquired in accordance with Section 754 which gave rise to a deferred tax asset of approximately $1.4 million and a corresponding liability of approximately $1.2 million pursuant to the TRA. The initial estimate for the deferred tax asset, net of the liability under the TRA was recorded within paid-in capital.
Components of net deferred tax assets consist of the following:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets
Tax receivable agreement	$45,483	$44,995
Bonus and commissions	1,186	1,183
Consulting and professional	25	16
Other	172	59
Total deferred tax assets	46,866	46,253
Deferred tax liabilities
Depreciation and amortization	114	132
Prepaid items	103	138
Total deferred tax liabilities	217	270
Net deferred tax assets	$46,649	$45,983
The increase in net deferred tax assets during the year ended December 31, 2015 was driven by the release of uncertain tax positions that increased the future tax benefits under the TRA, partially offset by the amortization of the tangible and intangible assets of Manning & Napier Group.
As of December 31, 2015, the Company had less than $0.1 million of net operating loss carryforwards for income tax purposes, which expires in 2035.
The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2015 and 2014.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of the Company's liability for income taxes associated with unrecognized tax benefits is as follows:

	December 31,
	2015	2014
	(in thousands)
Balance as of January 1,	$3,248	$3,154
Increase related to current year tax positions	—	94
Decrease related to prior year tax positions	(3,242)	—
Balance as of December 31,	$6	$3,248
The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded less than $0.1 million in interest and no penalties in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations.
The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2012 through 2014 remain subject to examination by the respective tax authorities.
Note 15—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
Transactions with officers and directors
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees earned was approximately $0.3 million in 2015, 2014 and 2013. The aggregate value of fees waived was approximately $0.1 million in 2015, 2014 and 2013.
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
Note 16—Employee Benefit Plan
The Company offers the Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) to all employees who meet the plan criteria.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 75% of their regular salary subject to annual limitations determined by the IRS. The Company matches an amount equivalent to 50% of a participant’s contribution, not to exceed 2% of their total compensation. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
With respect to the profit sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who are eligible. These contributions by the Company amounted to approximately $1.3 million, $1.6 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17—Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2015 and 2014.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$90,426	$86,973	$77,928	$72,491
Operating income	$37,834	$33,788	$30,733	$26,197
Net income attributable to the controlling and noncontrolling interests	$36,111	$30,208	$26,326	$24,307
Net income attributable to Manning & Napier, Inc.	$3,309	$3,503	$3,542	$2,860
Net income available to Class A common stock - diluted	$0.24	$0.23	$0.21	$0.19
Weighted average shares of Class A common stock - diluted	13,914,908	14,002,133	81,889,208	14,035,959
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.16

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$98,470	$103,864	$104,795	$98,336
Operating income (1)	$20,283	$19,187	$24,010	$71,013
Net income attributable to the controlling and noncontrolling interests (1)	$17,644	$17,735	$19,820	$68,536
Net income attributable to Manning & Napier, Inc.	$81	$699	$428	$8,109
Net income available to Class A common stock - diluted	$0.01	$0.05	$0.03	$0.58
Weighted average shares of Class A common stock - diluted	13,751,690	13,820,309	13,930,020	13,956,626
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.24

(1)
Operating income and net income attributable to the controlling and noncontrolling interests for the first, second, third and fourth quarters of 2014 included approximately $21.9 million, $23.3 million, $20.8 million and a credit of $27.5 million, respectively, of reorganization-related share-based compensation charges. The credit to reorganization-related share-based compensation during the fourth quarter of 2014 was due to a change in estimate regarding the vesting of performance based ownership interests eligible to vest on December 31, 2014.

Note 18—Subsequent Events
Distribution and Dividend
On March 1, 2016, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is $11.8 million, of which approximately $9.8 million is payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on May 2, 2016 to shareholders of record as of April 15, 2016.
Exchange of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2016 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.