Form 10-Q
period 2016-09-30
Manning & Napier, Inc.
filed 2016-11-07
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2016
Class A common stock, $0.01 par value per share	15,002,880
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$123,708	$117,591
Accounts receivable	17,240	15,807
Accounts receivable—affiliated mutual funds	6,630	8,473
Due from broker	—	3,962
Due from broker - consolidated funds	—	3,510
Investment securities	17,568	21,460
Investment securities - consolidated funds	1,036	1,107
Prepaid expenses and other assets	3,572	4,638
Total current assets	169,754	176,548
Property and equipment, net	6,065	6,299
Net deferred tax assets, non-current	44,437	46,649
Goodwill	4,843	871
Other long-term assets	9,467	429
Total assets	$234,566	$230,796

Liabilities
Accounts payable	$2,523	$1,141
Accrued expenses and other liabilities	35,540	42,480
Deferred revenue	10,871	10,938
Total current liabilities	48,934	54,559
Other long-term liabilities	6,588	2,796
Amounts payable under tax receivable agreement, non-current	36,255	38,661
Total liabilities	91,777	96,016
Commitments and contingencies (Note 10)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 15,032,880 and 14,755,130 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	150	148
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	203,885	205,760
Retained deficit	(37,027)	(37,149)
Accumulated other comprehensive income	4	(3)
Total shareholders’ equity	167,012	168,756
Noncontrolling interests	(24,223)	(33,976)
Total shareholders’ equity and noncontrolling interests	142,789	134,780
Total liabilities, shareholders’ equity and noncontrolling interests	$234,566	$230,796
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Investment management services revenue	$63,305	$75,435	$189,852	$248,045
Expenses
Compensation and related costs	24,627	24,500	70,973	79,627
Distribution, servicing and custody expenses	8,798	11,127	26,590	39,010
Other operating costs	8,188	9,075	24,854	27,053
Total operating expenses	41,613	44,702	122,417	145,690
Operating income	21,692	30,733	67,435	102,355
Non-operating income (loss)
Interest expense	(127)	(131)	(339)	(215)
Interest and dividend income	141	138	457	459
Change in liability under tax receivable agreement	(76)	(2,793)	(94)	(2,810)
Net gains (losses) on investments	(80)	(3,221)	1,192	(4,184)
Total non-operating income (loss)	(142)	(6,007)	1,216	(6,750)
Income before provision for income taxes	21,550	24,726	68,651	95,605
Provision (benefit) for income taxes	1,565	(1,600)	4,784	2,960
Net income attributable to controlling and noncontrolling interests	19,985	26,326	63,867	92,645
Less: net income attributable to noncontrolling interests	17,727	22,784	56,586	82,291
Net income attributable to Manning & Napier, Inc.	$2,258	$3,542	$7,281	$10,354

Net income per share available to Class A common stock
Basic	$0.15	$0.24	$0.49	$0.72
Diluted	$0.15	$0.21	$0.48	$0.71
Weighted average shares of Class A common stock outstanding
Basic	14,042,880	13,745,130	13,916,721	13,732,980
Diluted	14,175,321	81,889,208	14,173,283	13,951,651
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.48	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income attributable to controlling and noncontrolling interests	$19,985	$26,326	$63,867	$92,645
Net unrealized holding gain (loss) on investment securities, net of tax	1	—	7	(2)
Comprehensive income	$19,986	$26,326	$63,874	$92,643
Less: Comprehensive income attributable to noncontrolling interests	17,728	22,784	56,593	82,289
Comprehensive income attributable to Manning & Napier, Inc.	$2,258	$3,542	$7,281	$10,354
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2014	13,713,540	$137	1,000	$—	$209,284	$(41,087)	$—	$(19,623)	$148,711
Net income	—	—	—	—	—	10,354	—	82,291	92,645
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(79,029)	(79,029)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(2)	—	(2)
Common stock issued under equity compensation plan	1,061,590	11	—	—	(11)	—	—	—	—
Equity-based compensation	—	—	—	—	600	—	—	3,155	3,755
Dividends declared on Class A common stock - $0.48 per share	—	—	—	—	—	(6,916)	—	—	(6,916)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests	—	—	—	—	(4,394)	—	—	(33,326)	(37,720)
Balance—September 30, 2015	14,775,130	$148	1,000	$—	$205,479	$(37,649)	$(2)	$(46,532)	$121,444

Balance—December 31, 2015	14,755,130	$148	1,000	$—	$205,760	$(37,149)	$(3)	$(33,976)	$134,780
Net income	—	—	—	—	—	7,281	—	56,586	63,867
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34,153)	(34,153)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	7	—	7
Common stock issued under equity compensation plan, net of forfeitures	277,750	2	—	—	(2)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	—	(162)	—	—	(791)	(953)
Equity-based compensation	—	—	—	—	433	—	—	2,102	2,535
Dividends declared on Class A common stock - $0.48 per share	—	—	—	—	—	(7,159)	—	—	(7,159)
Purchase of Class A units of Manning & Napier Group, LLC held by noncontrolling interests (Note 4)	—	—	—	—	(2,144)	—	—	(13,991)	(16,135)
Balance—September 30, 2016	15,032,880	$150	1,000	$—	$203,885	$(37,027)	$4	$(24,223)	$142,789
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$63,867	$92,645
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,535	3,755
Depreciation and amortization	1,952	1,968
Change in amounts payable under tax receivable agreement	94	2,810
Change in contingent consideration liability	(500)	—
Net (gains) losses on investment securities	(1,192)	4,184
Deferred income taxes	2,212	(1,087)
Amortization of debt issuance costs	117	65
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	2,011	6,086
Accounts receivable—affiliated mutual funds	1,862	6,571
Due from broker - consolidated funds	3,795	(5,000)
Investment securities - consolidated funds	—	(1,150)
Prepaid expenses and other assets	1,238	3,230
Accounts payable	(349)	(2,036)
Accrued expenses and other liabilities	(12,196)	(18,188)
Deferred revenue	(68)	(35)
Other long-term liabilities	(8)	(217)
Net cash provided by operating activities	65,370	93,601
Cash flows from investing activities:
Purchase of property and equipment	(240)	(555)
Sale of investments	9,033	8,207
Purchase of investments	(4,229)	(6,610)
Due from broker	4,022	—
Acquisitions, net of cash received	(9,321)	—
Net cash (used in) provided by investing activities	(735)	1,042
Cash flows from financing activities:
Distributions to noncontrolling interests	(34,153)	(79,029)
Dividends paid on Class A common stock	(7,123)	(7,851)
Payment of shares withheld to satisfy withholding requirements	(953)	(64)
Payment of capital lease obligations	(154)	(166)
Purchase of Class A units of Manning & Napier Group, LLC	(16,135)	(37,720)
Payment of debt issuance costs	—	(622)
Net cash used in financing activities	(58,518)	(125,452)
Net increase (decrease) in cash and cash equivalents	6,117	(30,809)
Cash and cash equivalents:
Beginning of period	117,591	124,992
End of period	$123,708	$94,183
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
The Company is the sole managing member of Manning & Napier Group, LLC and its subsidiaries ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of September 30, 2016.

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
Revision of Previously Reported Consolidated Statements of Operations
In the quarter ended September 30, 2016, the Company revised its treatment of payments made to certain advisory clients, in accordance with Accounting Standard Codification ("ASC") 605-50, Revenue Recognition - Customer Payments and Incentives to properly present these payments as a reduction to revenue. The Company assessed the materiality of this item on its fiscal year ended December 31, 2015, and all prior and subsequent periods, and concluded that the reclassification was not material to any such periods. The statements of operations for the three and nine months ended September 30, 2015 included herein have been revised to reflect the proper presentation of investment management services revenue and distribution, servicing and custody expenses. The reclassification has no impact on operating income or net income. The impact is illustrated below:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
	(in thousands)
Investment management services revenue, as previously reported	$77,928	$255,327
Revision	(2,493)	(7,282)
Investment management services revenue, as revised	$75,435	$248,045

Distribution, servicing and custody expenses, as previously reported	$13,620	$46,292
Revision	(2,493)	(7,282)
Distribution, servicing and custody expenses, as revised	$11,127	$39,010
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of September 30, 2016, Manning & Napier holds an economic interest of approximately 17.4% in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
All material intercompany transactions have been eliminated in consolidation.
In accordance with Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”).
The Company provides seed capital to its investment teams to develop new products and services for its clients. The original seed investment may represent all or a majority of the equity investment in the new product. Pursuant to U.S. GAAP, the Company evaluates its seed investments on a regular basis and consolidates such investments for which it holds a controlling financial interest.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds and hedge funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At September 30, 2016, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Advisory Agreements
The Company derives significant revenue from its role as advisor to the Fund and the CIT.
The Company's investments in the Fund amounted to approximately $1.3 million as of September 30, 2016 and $1.2 million as of December 31, 2015.
Fees earned for advisory related services provided to the Fund and CIT investment vehicles were approximately $24.8 million and $78.6 million for the three and nine months ended September 30, 2016, respectively and $35.1 million and $121.5 million for the three and nine months ended September 30, 2015, respectively. These amounts represent greater than 10% of the Company's revenue in each respective period.
Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $11.6 million and $8.7 million as of September 30, 2016 and December 31, 2015, respectively.
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
Consideration transferred included an upfront cash payment on the transaction closing date of $13.0 million. Additional cash payments of up to $32.5 million over a four year period are contingent upon Rainier’s achievement of certain annual financial targets. The fair value of the liability for this contingent consideration recognized on the acquisition date was $3.5 million. As of September 30, 2016 the fair value of the contingent liability was $3.0 million, of which $0.4 million is included in accrued expenses and other current liabilities with the remainder in other long-term liabilities within the consolidated statements of financial condition.
The transaction was accounted for by the Company using the acquisition method under ASC 805, Business Combinations. The following table summarizes the preliminary allocation of the April 30, 2016 purchase price to the assets acquired and liabilities assumed (in thousands):

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The acquisition date fair value of the contingent consideration was measured using a Monte Carlo simulation with various unobservable market data inputs, which are Level 3 measurements. Significant unobservable inputs included projected revenue growth, projected EBITDA margins and discount rates over the four year earn-out period. For purposes of the simulation, EBITDA generally means net income before interest expense, income taxes, depreciation and amortization expense. A summary of various assumption values follows:

Projected revenue growth	up to 7.0%
Projected EBITDA margins	12.4% to 29.3%
Market price of risk	7.8%
Earn-out payment discount rate	3.0% to 3.6%
Significant increases (decreases) in projected AUM or revenue could result in a significantly higher (lower) contingent consideration liability fair value.
The 25% ownership maintained by key professionals at Rainier is subject to service-based vesting over the five-year period following the acquisition. The Company has the option to repurchase any vested ownership interests upon termination of employment, at a price based on the post-acquisition financial results of Rainier for the most recent four-quarter period preceding the employee's termination date. This repurchase price is recognized as a liability within the consolidated statements of financial condition. The carrying value of this liability was $0 on the acquisition date, and $0.1 million as of September 30, 2016.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Income before provision for income taxes	$21,550	$24,726	$68,651	$95,605
Less: loss before provision for income taxes of Manning & Napier, Inc. (a)	(95)	(2,799)	(114)	(2,822)
Income before provision for income taxes, as adjusted	21,645	27,525	68,765	98,427
Controlling interest percentage (b)	17.4%	16.7%	17.1%	16.0%
Net income attributable to controlling interest	3,765	4,647	11,753	15,714
Plus: loss before provision for income taxes of Manning & Napier, Inc. (a)	(95)	(2,799)	(114)	(2,822)
Income before income taxes attributable to Manning & Napier, Inc.	3,670	1,848	11,639	12,892
Less: provision (benefit) for income taxes of Manning & Napier, Inc. (c)	1,412	(1,694)	4,358	2,538
Net income attributable to Manning & Napier, Inc.	$2,258	$3,542	$7,281	$10,354
________________________

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes was $1.6 million and $4.8 million for the three and nine months ended September 30, 2016, respectively and a benefit of $1.6 million and provision of $3.0 million for the three and nine months ended September 30, 2015, respectively.

A total of 65,784,571 units of Manning & Napier Group are held by the noncontrolling interests as of September 30, 2016. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
On April 27, 2016, M&N Group Holdings and MNCC exchanged a total of 2,111,913 Class A units of Manning & Napier Group for approximately $16.1 million in cash. Subsequent to the exchange, the Class A units were retired. In addition, during the nine months ended September 30, 2016, equity awards issued under the 2011 Equity Compensation Plan (the "Equity Plan") vested (Note 12) for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group. These acquisitions of additional operating membership interests were treated as reorganizations of entities under common control as required by ASC 805 "Business Combination". As a result of the aforementioned transactions, the Company's economic ownership in Manning & Napier Group increased to 17.4%.
At September 30, 2016 and December 31, 2015, the Company had recorded a liability of $38.7 million and $41.9 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, $2.4 million and $3.3 million were included in accrued expenses and other liabilities at September 30, 2016 and December 31, 2015, respectively. The Company made payments of approximately $3.4 million and $2.1 million pursuant to the TRA during the nine months ended September 30, 2016 and 2015, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.35%, 10/31/2016)	$2,105	$—	$—	$2,105

Trading securities
Equity securities				7,422
Fixed income securities				7,754
Mutual funds				287
Mutual funds - consolidated funds				1,036
				16,499
Total investment securities				$18,604

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes (0.35%, 10/31/2016)	$2,105	$—	$(6)	$2,099

Trading securities
Equity securities				8,967
Fixed income securities				7,624
Mutual funds				116
Mutual funds - consolidated funds				1,107
Hedge funds				2,654
				20,468
Total investment securities				$22,567
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At September 30, 2016 and December 31, 2015, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $1.6 million of net unrealized gains and $2.4 million of net unrealized losses related to investments classified as trading during the nine months ended September 30, 2016 and 2015, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes for compliance with certain regulatory requirements. As of September 30, 2016 and December 31, 2015, $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the nine months ended September 30, 2016 and 2015.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 6—Derivative Instruments
The Company may enter into futures contracts for product development purposes. Futures are commitments either to purchase or sell a designated financial instrument, currency, commodity or an index at a specified future date for a specified price and may be settled in cash or another financial asset. Upon entering into a futures contract, the Company is required to pledge to the broker an amount of cash, which is reported in due from broker within the consolidated statements of financial condition. Futures contracts have little credit risk because the counterparties are futures exchanges. The Company does not hold any derivatives in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.
As of September 30, 2016, the Company had no open futures contracts. The following table presents the notional value and fair value as of December 31, 2015 for derivative instruments not designated as hedging instruments:

	December 31, 2015
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$124,470	$169	$(112)
Index futures	3,715	57	(47)
Commodity futures	2,440	27	(30)
Currency futures	6,921	35	(43)
Total derivatives	$137,546	$288	$(232)
As of December 31, 2015, the derivative assets and liabilities were included in due from broker in the consolidated statements of financial condition. Derivative activity concluded on February 4, 2016 with a year to date average volume of derivative activity (measured in terms of notional value) of approximately $127.8 million. The average notional volume of derivative activity for the nine months ended September 30, 2015 was approximately $238.5 million. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for the nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest rate futures	$—	$(877)	$494	$(1,420)
Index futures	—	(137)	(37)	(47)
Commodity futures	—	(33)	(13)	(10)
Currency futures	—	(117)	(102)	(58)
Gains (losses) recognized, net	$—	$(1,164)	$342	$(1,535)
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
The following table presents the offsetting of managed futures as of September 30, 2016 and December 31, 2015:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets (Liabilities) Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
	(in thousands)
September 30, 2016	$—	$—	$—	$—	$—	$—
December 31, 2015	$(232)	$288	$56	$—	$—	$56

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
The following provides the hierarchy of inputs used to derive the fair value of the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$7,422	$—	$—	$7,422
Fixed income securities	1,147	6,607	—	7,754
Mutual funds	287	—	—	287
Mutual funds - consolidated funds	1,036	—	—	1,036
U.S. Treasury notes	—	2,105	—	2,105
Total assets at fair value	$9,892	$8,712	$—	$18,604

Contingent consideration liability	$—	$—	$3,000	$3,000
Total liabilities at fair value	$—	$—	$3,000	$3,000

	December 31, 2015
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$8,967	$—	$—	$8,967
Fixed income securities	1,008	6,616	—	7,624
Mutual funds	116	—	—	116
Mutual funds - consolidated funds	1,107	—	—	1,107
Hedge funds	—	2,654	—	2,654
U.S. Treasury notes	—	2,099	—	2,099
Derivatives	288	—	—	288
Total assets at fair value	$11,486	$11,369	$—	$22,855

Derivatives	$232	$—	$—	$232
Total liabilities at fair value	$232	$—	$—	$232

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
Contingent consideration was a component of the purchase price of Rainier. The contingent consideration is payable over a four year period upon Rainier’s achievement of certain financial targets. The fair value of the contingent consideration is

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization ("EBITA") as defined by the purchase agreement over the contingency period with changes in the fair value included in other operating costs in the consolidated statements of operations. Significant unobservable inputs used in the valuation include adjusted EBITA growth of up to 63% and an earn-out payment discount rate of 3.1% over the contingency period.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 are presented in the table below:

	December 31, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	September 30, 2016
	(in thousands)
Contingent consideration liability	$—	$(3,500)	n/a	$500	n/a	$—	$(3,000)

The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Levels during the nine months ended September 30, 2016.
Note 8—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued bonus and sales commissions	$16,513	$22,584
Accrued payroll and benefits	3,481	2,844
Accrued sub-transfer agent fees	5,891	6,148
Dividends payable	2,405	2,361
Amounts payable under tax receivable agreement	2,447	3,278
Other accruals and liabilities	4,803	5,265
	$35,540	$42,480
Note 9—Borrowings
Revolving Credit Facility
On April 23, 2015, Manning & Napier, Inc., Manning & Napier Group and MNA (collectively, the "Borrowers") entered into an unsecured revolving credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, lender, swingline lender and issuing bank, Manufacturers and Traders Trust Company, as syndication agent and lender, and First Niagara Bank, The Bank of New York Mellon, and The Huntington National Bank, as lenders (collectively, the "Lenders") that has a four-year term (until April 23, 2019) and provides borrowing capacity of up to $100.0 million, with a feature providing for an increase in the line to $150.0 million on approval by the Lenders. The Credit Agreement also provides for a $5.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swingline facility. At September 30, 2016, there were no amounts outstanding under the Credit Agreement and the Company had the capacity to draw on the entire $100.0 million under the Credit Agreement.
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
The Credit Agreement contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge, dispose of assets, and make distributions, dividends, investments or capital expenditures, among other things. In addition, the Credit Agreement contains certain financial covenants, including: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Agreement) of at least 4.00:1.00 and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Agreement) of no greater than 2.75:1.00. For purposes of the Credit Agreement, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

amortization expense, non-cash stock-based compensation expense, and certain non-cash nonrecurring gains and losses as described in and specified under the Credit Agreement. At September 30, 2016, the Company was in compliance with all financial covenants under the Credit Agreement.
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of September 30, 2016 and December 31, 2015, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015 under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$19,985	$26,326	$63,867	$92,645
Less: net income attributable to noncontrolling interests	17,727	22,784	56,586	82,291
Net income attributable to Manning & Napier, Inc.	$2,258	$3,542	$7,281	$10,354
Less: allocation to participating securities	158	247	480	482
Net income available to Class A common stock	$2,100	$3,295	$6,801	$9,872

Weighted average shares of Class A common stock outstanding - basic	14,042,880	13,745,130	13,916,721	13,732,980
Dilutive effect from unvested equity awards	132,441	68,144,078	256,562	218,671
Weighted average shares of Class A common stock outstanding - diluted	14,175,321	81,889,208	14,173,283	13,951,651
Net income available to Class A common stock per share - basic	$0.15	$0.24	$0.49	$0.72
Net income available to Class A common stock per share - diluted	$0.15	$0.21	$0.48	$0.71
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.
For the three and nine months ended September 30, 2016, 990,000 unvested equity awards were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.
For the three and nine months ended September 30, 2015, 1,030,000 and 1,285,357, respectively, unvested equity awards were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2015, 181,378 unvested equity awards were also excluded from the calculation of diluted earnings per common share because the performance conditions associated with the vesting of such awards had not yet been satisfied.
At September 30, 2016 and 2015 there were 65,784,571 and 67,896,484 Class A Units of Manning & Napier Group outstanding, respectively, which, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company's Class A common stock. These units were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2016 or for the nine months ended September 30, 2015, because the effect would have been anti-dilutive.
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
During the nine months ended September 30, 2016, 72,410 equity awards were granted under the Equity Plan. These awards consisted of Class A common stock that vested immediately.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the equity award activity for the nine months ended September 30, 2016 under the Company's Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2016	2,031,629	$12.92
Granted	72,410	$8.38
Vested	(409,479)	$14.32
Forfeited	(409,800)	$10.85
Stock awards outstanding at September 30, 2016	1,284,760	$12.88
The weighted average grant date fair value of Equity Plan awards granted during the nine months ended September 30, 2016 and 2015 was $8.38 and $11.89, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, when applicable, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.
For the three and nine months ended September 30, 2016, the Company recorded approximately $0.4 million and $2.5 million, respectively, of compensation expense related to awards under the Equity Plan. For the three and nine months ended September 30, 2015, the Company recorded approximately $1.2 million and $3.8 million, respectively of compensation expense related to awards under the Equity Plan. As of September 30, 2016, there was unrecognized compensation expense related to Equity Plan awards of approximately $10.3 million, which the Company expects to recognize over a weighted average period of approximately 4.1 years.
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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Earnings from continuing operations before income taxes	$21,550	$24,726	$68,651	$95,605
Effective tax rate	7.3%	(6.5)%	7.0%	3.1%
Provision (benefit) for income taxes	1,565	(1,600)	4,784	2,960
Provision for income taxes @ 35%	7,543	8,654	24,028	33,462
Difference between tax at effective vs. statutory rate	$(5,978)	$(10,254)	$(19,244)	$(30,502)
For the three and nine months ended months ended September 30, 2016 and 2015, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 35% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the three and nine months ended September 30, 2015, the Company received an additional benefit of approximately $3.2 million resulting from the release of uncertain tax positions that increased the expected future tax benefits under the TRA.
Note 14—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees earned was approximately $0.1 million and fees waived was less than $0.1 million for the nine months ended September 30, 2016.
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
Note 15—Subsequent Events
Distributions and dividends
On October 25, 2016, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is $30.0 million, of which approximately $24.9 million is expected to be payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 1, 2017 to shareholders of record as of January 13, 2017.

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
Our Products
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts and mutual funds and collective investment trusts—including those offered by the Manning & Napier Fund, Inc. and Exeter Trust Company. In addition, on April 30, 2016, we acquired a majority interest in Rainier Investment Management, LLC ("Rainier"), an active investment management firm. With the acquisition of Rainier we expand our product offering to include capitalization-based U.S. and non-U.S. equity strategies. We also broaden our investment vehicles to include mutual funds and collective investment trusts offered by Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust. Based in Seattle, Washington, Rainier broadens our geographic presence in the Northwestern United States.
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

Our assets under management ("AUM") was $34.8 billion as of September 30, 2016. The composition of our AUM by vehicle and portfolio is illustrated in the table below:

	September 30, 2016
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$11,828.1	$7,507.3	$1,201.6	$20,537.0
Mutual funds and collective investment trusts	9,720.8	4,417.5	143.2	14,281.5
Total	$21,548.9	$11,924.8	$1,344.8	$34,818.5
The composition of our separately managed accounts as of September 30, 2016, by channel and portfolio, is set forth in the table below:

	September 30, 2016
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,658.0	$5,943.8	$1,071.4	$15,673.2
Intermediary Channel	3,165.7	687.5	130.2	3,983.4
Platform/Sub-advisor Channel	4.4	876.0	—	880.4
Total	$11,828.1	$7,507.3	$1,201.6	$20,537.0
Percentage of separate account AUM
Direct Channel	42%	29%	5%	76%
Intermediary Channel	16%	3%	1%	20%
Platform/Sub-advisor Channel	0%	4%	0%	4%
Total	58%	36%	6%	100%
Percentage of portfolio by channel
Direct Channel	73%	79%	89%	76%
Intermediary Channel	27%	9%	11%	20%
Platform/Sub-advisor Channel	0%	12%	0%	4%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	55%	38%	7%	100%
Intermediary Channel	80%	17%	3%	100%
Platform/Sub-advisor Channel	0%	100%	0%	100%
Our separate accounts contributed 34% of our total gross client inflows for the nine months ended September 30, 2016 and represented 59% of our total AUM as of September 30, 2016.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 64% of the total gross client inflows for our separate account business for the nine months ended September 30, 2016 and represented 76% of our total separate account AUM as of September 30, 2016. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the nine months ended September 30, 2016, blended asset portfolios represented 71% of the separate account gross client inflows from the Direct Channel, while equity and fixed income portfolios represented 12% and 17% respectively. As of September 30, 2016, blended asset and equity portfolios represented 55% and 38%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 7%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Our relationships with larger institutions may also be a driver of growth in separately managed account equity strategies, though many of these larger institutions may seek exposure to

non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the nine months ended September 30, 2016, 15% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 21% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 24% of our total separate account AUM as of September 30, 2016.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the nine months ended September 30, 2016, blended asset and equity portfolios represented 69% and 24%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 7%. As of September 30, 2016, 80% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 17% allocated to equity and 3% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
In contrast, gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product. During the nine months ended September 30, 2016, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios.
Our annualized separate account retention rate across all channels was approximately 86% during the nine months ended September 30, 2016, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
The composition of our mutual fund and collective investment trust AUM as of September 30, 2016, by portfolio, is set forth in the table below:

	September 30, 2016
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$9,720.8	$4,417.5	$143.2	$14,281.5
Our mutual funds and collective investment trusts contributed 66% of our total gross client inflows for the nine months ended September 30, 2016 and represented 41% of our total AUM as of September 30, 2016. As of September 30, 2016, our mutual fund and collective investment trust AUM consisted of 68% from blended asset portfolios and 31% from equity portfolios. During the nine months ended September 30, 2016, 78% and 20% of the gross client inflows were attributable to blended assets and equity portfolios, respectively.
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
Through our Platform/Sub-advisor Channel, we have relationships with consultants and manager research teams at platforms. We are focused on equity and fixed income portfolio assets in this channel through the selection of our funds within advisory programs, or through placement on platforms’ approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 290 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
Our Direct Sales Representatives distribute our equity portfolios to large institutional clients with which we have direct relationships and often, the client’s consultant. Through the Direct Channel, we also form relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. We expect this channel to focus on distributing blended asset and equity portfolio funds in the future.

Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015.
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

Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our investment vehicles for the three and nine months ended September 30, 2016 and 2015.

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of June 30, 2016	$20,585.0	$15,131.2	$35,716.2	58%	42%	100%
Gross client inflows	374.6	752.2	1,126.8
Gross client outflows	(1,226.0)	(2,163.2)	(3,389.2)
Market appreciation/(depreciation) & other	803.4	561.3	1,364.7
As of September 30, 2016	$20,537.0	$14,281.5	$34,818.5	59%	41%	100%
Average AUM for period	$20,678.1	$14,767.5	$35,445.6

As of June 30, 2015	$24,205.2	$18,900.9	$43,106.1	56%	44%	100%
Gross client inflows	783.4	1,030.7	1,814.1
Gross client outflows	(1,737.0)	(2,696.3)	(4,433.3)
Market appreciation/(depreciation) & other	(1,810.5)	(1,500.0)	(3,310.5)
As of September 30, 2015	$21,441.1	$15,735.3	$37,176.4	58%	42%	100%
Average AUM for period	$22,951.3	$17,255.5	$40,206.8

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2015	$20,735.4	$14,706.8	$35,442.2	59%	41%	100%
Gross client inflows	1,295.9	2,534.1	3,830.0
Gross client outflows	(4,178.4)	(5,694.7)	(9,873.1)
Acquired assets	1,234.2	1,660.1	2,894.3
Market appreciation/(depreciation) & other	1,449.9	1,075.2	2,525.1
As of September 30, 2016	$20,537.0	$14,281.5	$34,818.5	59%	41%	100%
Average AUM for period	$20,584.2	$14,724.0	$35,308.2

As of December 31, 2014	$25,408.7	$22,392.9	$47,801.6	53%	47%	100%
Gross client inflows	2,035.1	3,300.3	5,335.4
Gross client outflows	(4,565.3)	(8,819.3)	(13,384.6)
Market appreciation/(depreciation) & other	(1,437.4)	(1,138.6)	(2,576.0)
As of September 30, 2015	$21,441.1	$15,735.3	$37,176.4	58%	42%	100%
Average AUM for period	$24,402.8	$19,744.0	$44,146.8

The following tables reflect the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2016 and 2015.

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2016	$21,676.8	$12,608.9	$1,430.5	$35,716.2	61%	35%	4%	100%
Gross client inflows	742.8	329.1	54.9	1,126.8
Gross client outflows	(1,628.3)	(1,612.5)	(148.4)	(3,389.2)
Market appreciation/(depreciation) & other	757.6	599.3	7.8	1,364.7
As of September 30, 2016	$21,548.9	$11,924.8	$1,344.8	$34,818.5	62%	34%	4%	100%
Average AUM for period	$21,649.0	$12,412.7	$1,383.9	$35,445.6

As of June 30, 2015	$24,900.3	$17,047.7	$1,158.1	$43,106.1	57%	40%	3%	100%
Gross client inflows	1,023.6	688.8	101.7	1,814.1
Gross client outflows	(1,594.5)	(2,782.3)	(56.5)	(4,433.3)
Market appreciation/(depreciation) & other	(1,554.3)	(1,766.5)	10.3	(3,310.5)
As of September 30, 2015	$22,775.1	$13,187.7	$1,213.6	$37,176.4	61%	36%	3%	100%
Average AUM for period	$24,027.0	$15,013.4	$1,166.4	$40,206.8

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2015	$22,442.4	$11,828.4	$1,171.4	$35,442.2	64%	33%	3%	100%
Gross client inflows	2,571.2	972.1	286.7	3,830.0
Gross client outflows	(4,982.2)	(4,550.1)	(340.8)	(9,873.1)
Acquired assets	—	2,719.8	174.5	2,894.3
Market appreciation/(depreciation) & other	1,517.5	954.6	53.0	2,525.1
As of September 30, 2016	$21,548.9	$11,924.8	$1,344.8	$34,818.5	62%	34%	4%	100%
Average AUM for period	$21,840.7	$12,167.4	$1,300.1	$35,308.2

As of December 31, 2014	$25,279.0	$21,284.1	$1,238.5	$47,801.6	53%	44%	3%	100%
Gross client inflows	3,347.0	1,780.7	207.7	5,335.4
Gross client outflows	(4,458.1)	(8,683.6)	(242.9)	(13,384.6)
Market appreciation/(depreciation) & other	(1,392.8)	(1,193.5)	10.3	(2,576.0)
As of September 30, 2015	$22,775.1	$13,187.7	$1,213.6	$37,176.4	61%	36%	3%	100%
Average AUM for period	$24,901.6	$18,046.6	$1,198.6	$44,146.8

The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 75% of our AUM as of September 30, 2016.

Key Strategies	AUM as of September 30, 2016 (in millions)	Inception Date	Annualized Returns as of September 30, 2016 (3)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (1)	Inception
Long-Term Growth 30%-80% Equity Exposure	$9,747.0	1/1/1973	10.4%	4.8%	9.1%	5.3%	6.4%	9.6%
Blended Benchmark: 55% S&P 500 Total Return / 45% Barclays Government/Credit Bond			11.2%	8.1%	10.5%	6.5%	5.2%	9.2%
Growth with Reduced Volatility 20%-60% Equity Exposure	$4,372.6	1/1/1973	8.1%	3.9%	7.3%	4.8%	5.9%	8.9%
Blended Benchmark: 40% S&P 500 Total Return / 60% Barclays Government/Credit Bond			9.8%	7.1%	8.5%	6.1%	5.3%	8.8%
Aggregate Fixed Income	$528.1	1/1/1984	4.7%	3.3%	3.0%	4.8%	5.1%	7.5%
Benchmark: Barclays U.S. Aggregate Bond			5.2%	4.0%	3.1%	4.8%	5.4%	7.5%
Equity-Oriented	$2,837.2	1/1/1993	14.0%	5.4%	11.5%	5.4%	6.6%	9.8%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Barclays U.S. Aggregate Bond			12.4%	7.5%	12.3%	6.2%	4.6%	8.3%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,116.1	1/1/1995	15.4%	6.5%	13.4%	6.3%	7.3%	10.9%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			13.8%	8.4%	14.3%	6.4%	4.3%	8.7%
Core Non-U.S. Equity	$6,026.6	10/1/1996	12.6%	(1.2)%	6.3%	2.5%	5.4%	7.4%
Benchmark: ACWIxUS Index			9.3%	0.2%	6.0%	2.2%	2.9%	4.7%
Core U.S. Equity	$814.2	7/1/2000	16.9%	8.2%	14.1%	6.7%	N/A (2)	7.0%
Benchmark: Russell 3000® Index			15.0%	10.4%	16.4%	7.4%	4.6%	4.9%
Rainier International Small Cap	$543.6	3/28/2012	1.5%	9.3%	N/A (2)	N/A (2)	N/A (2)	13.4%
Benchmark: MSCI ACWIxUS Small Cap Index			7.5%	5.4%	N/A (2)	N/A (2)	N/A (2)	5.8%
__________________________

(1)
The market cycle performance numbers are calculated from April 1, 2000 to September 30, 2016. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

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
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds, Rainier Investment Management Mutual Funds, Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $14.3 billion, or 41%, of our AUM as of September 30, 2016, and investment management fees from these mutual funds and collective investment trusts were $28.0 million, or 44% of our revenues for the three months ended September 30, 2016. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $20.5 billion, or 59%, of our AUM as of September 30, 2016, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund.
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

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various platforms that distribute our mutual funds and collective trust funds, as well as costs for custodial services, shareholder services, and 12b-1 distribution. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries.

•
Other operating costs. Other operating costs include accounting and legal and other professional service fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, changes in liability under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group, gains (losses) related to investment securities sales and changes in values of those investment securities designated as trading. Interest expense primarily relates to unused commitment fees and amortization of debt issuance costs. We expect the interest and investment components of non-operating income (loss) to fluctuate based on market conditions, the performance of our investments and the overall amount of our investments held by the Company to provide initial cash seeding for product development purposes as well as the timing and amounts (if any) outstanding under the revolving credit agreement.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 17.4% in Manning & Napier Group as of September 30, 2016 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
In the quarter ended September 30, 2016, the Company revised its treatment of payments made to certain advisory clients, in accordance with ASC 605-50, Revenue Recognition - Customer Payments and Incentives to properly present these payments as a reduction to revenue. The Company assessed the materiality of this item on its fiscal year ended December 31, 2015, and all prior and subsequent periods, and concluded that the reclassification was not material to any such periods. The statements of operations for the three and nine months ended September 30, 2015 included herein have been revised to reflect the proper presentation of investment management services revenue and distribution, servicing and custody expenses. The reclassification has no impact on operating income or net income. Average fees and expenses presented as a percentage of revenue throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been revised to reflect the reclassification. See Note 2, "Summary of Significant Accounting Policies - Basis of Presentation" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.
Revenue Recognition
Because the majority of our revenues are earned based on AUM that has been determined using fair value methods and since market appreciation/depreciation has a significant impact on our revenue, we have presented our AUM using the U.S. GAAP ("GAAP") framework for measuring fair value. A fair value hierarchy is provided that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:
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

	Level 1	Level 2	Level 3	Total
	(in millions)
September 30, 2016	$22,057	$12,761	$—	$34,818
December 31, 2015	$21,188	$14,254	$—	$35,442
As substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM, as discussed in this Quarterly Report on Form 10-Q under “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and in “Part II. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recent Accounting Pronouncements" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Assets Under Management
The following table reflects changes in our AUM for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,		Period-to-Period
	2016	2015	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$20,585.0	$24,205.2	$(3,620.2)	(15)%
Gross client inflows	374.6	783.4	(408.8)	(52)%
Gross client outflows	(1,226.0)	(1,737.0)	511.0	(29)%
Market appreciation (depreciation) & other	803.4	(1,810.5)	2,613.9	*
Ending assets under management	$20,537.0	$21,441.1	$(904.1)	(4)%
Mutual funds and collective investment trusts
Beginning assets under management	$15,131.2	$18,900.9	$(3,769.7)	(20)%
Gross client inflows	752.2	1,030.7	(278.5)	(27)%
Gross client outflows	(2,163.2)	(2,696.3)	533.1	(20)%
Market appreciation (depreciation) & other	561.3	(1,500.0)	2,061.3	*
Ending assets under management	$14,281.5	$15,735.3	$(1,453.8)	(9)%
Total assets under management
Beginning assets under management	$35,716.2	$43,106.1	$(7,389.9)	(17)%
Gross client inflows	1,126.8	1,814.1	(687.3)	(38)%
Gross client outflows	(3,389.2)	(4,433.3)	1,044.1	(24)%
Market appreciation (depreciation) & other	1,364.7	(3,310.5)	4,675.2	*
Ending assets under management	$34,818.5	$37,176.4	$(2,357.9)	(6)%
________________________

(*)	Percentage change not meaningful
The total AUM decrease of $0.9 billion, or 3%, to $34.8 billion at September 30, 2016 from $35.7 billion at June 30, 2016 was attributable to net client cash outflows of $2.3 billion, partially offset by market appreciation of $1.4 billion. Our separate accounts and mutual fund and collective investment trust vehicles had net client outflows of approximately $0.9 billion and $1.4 billion, respectively. The blended investment gain was 4% in separately managed accounts and 4% in mutual funds and collective investment trusts. We experienced a decline in the volume of gross client outflows and gross client inflows during the three months ended September 30, 2016 compared to 2015. Our gross client outflows decreased by 24% from $4.4 billion for the three months ended September 30, 2015 to $3.4 billion for the three months ended September 30, 2016, while our gross client inflows decreased by 38%. We believe the decline in gross client outflows is the result of improved short term performance and servicing efforts to stabilize client relationships. By portfolio, our AUM decreased by $684.1 million, or 6%, in our equity portfolio, $127.9 million, or 1%, in our blended asset portfolio and $85.7 million, or 6%, in our fixed income portfolio. Our ability to improve cash flows going forward will likely depend in part on our ability to sustain the recently improved performance in future quarters, thus improving our one, three and five year track record across our key strategies.
Our total AUM decreased by $2.4 billion from $37.2 billion at September 30, 2015 to $34.8 billion at September 30, 2016. The decrease was attributable to net client outflows of $9.0 billion, partially offset by market appreciation of $3.7 billion and acquired assets of $2.9 billion. Net client outflows consisted of approximately $4.3 billion of net outflows for separate accounts and $4.7 billion for mutual funds and collective investment trusts. The rates of change in AUM were most significant in our equity portfolios from September 30, 2015 to September 30, 2016, with a decrease of $1.3 billion, or 10%, while our blended asset portfolio decreased by $1.2 billion, or 5%, and our fixed income portfolio increased by $131.2 million, or 11%.
As of September 30, 2016, the composition of our AUM was 59% in separate accounts and 41% in mutual funds and collective investment trusts, compared to 58% in separate accounts and 42% in mutual funds and collective investment trusts at September 30, 2015. The composition of our AUM across portfolios at September 30, 2016 was 62% in blended assets, 34% in equity, and 4% in fixed income, compared to 61% in blended assets, 36% in equity, and 3% in fixed income at September 30, 2015.

With regard to our separate accounts, gross client inflows of $0.4 billion were offset by approximately $1.2 billion of gross client outflows during the three months ended September 30, 2016. The $0.4 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and $0.1 billion into our equity portfolio. During the three months ended September 30, 2016, 68% of our separate account gross client inflows were derived from our Direct Channel with 44% representing contributions from existing Direct Channel relationships. With regard to gross client outflows, cancellations were approximately $0.8 billion and withdrawals from existing accounts were approximately $0.4 billion. Outflows during the third quarter were concentrated in our equity portfolios where 62% of outflows occurred. In light of challenging relative returns during the latter half of 2014 and 2015, our separate account clients redeemed assets at a rate of 36% during the quarter, compared to a 28% redemption rate over the trailing twelve months ended September 30, 2016. The annualized separate account retention rate was 85% for the three months ended September 30, 2016 compared to 84% for the rolling twelve months ended September 30, 2016.
Net client outflows of $1.4 billion from our mutual fund and collective investment trusts included gross client inflows of $0.8 billion, offset by gross client outflows of $2.2 billion during the three months ended September 30, 2016. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.5 billion, or 68%, of mutual fund and collective trust fund gross client inflows during the three months ended September 30, 2016. With regard to gross client outflows, $1.3 billion, or 59%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products. The remaining net cash flow was concentrated in our Non U.S. Equity products including our World Opportunities Series and Overseas Series.

The following table sets forth our results of operations and related data for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,		Period-to-Period
	2016	2015	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$63,305	$75,435	$(12,130)	(16)%
Expenses
Compensation and related costs	24,627	24,500	127	1%
Distribution, servicing and custody expenses	8,798	11,127	(2,329)	(21)%
Other operating costs	8,188	9,075	(887)	(10)%
Total operating expenses	41,613	44,702	(3,089)	(7)%
Operating income	21,692	30,733	(9,041)	(29)%
Non-operating income (loss)
Non-operating income (loss), net	(142)	(6,007)	5,865	98%
Income before provision for income taxes	21,550	24,726	(3,176)	(13)%

Provision (benefit) for income taxes	1,565	(1,600)	3,165	*
Net income attributable to controlling and noncontrolling interests	19,985	26,326	(6,341)	(24)%
Less: net income attributable to noncontrolling interests	17,727	22,784	(5,057)	(22)%
Net income attributable to Manning & Napier, Inc.	$2,258	$3,542	$(1,284)	(36)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.15	$0.24
Diluted	$0.15	$0.21
Weighted average shares of Class A common stock outstanding
Basic	14,042,880	13,745,130
Diluted	14,175,321	81,889,208
Cash dividends declared per share of Class A common stock	$0.16	$0.16

Other financial and operating data
Economic net income (1)	$13,361	$17,308	$(3,947)	(23)%
Economic net income per adjusted share (1)	$0.16	$0.21
Weighted average adjusted Class A common stock outstanding (1)	81,171,115	83,747,171
_______________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $12.1 million, or 16%, to $63.3 million for the three months ended September 30, 2016 from $75.4 million for the three months ended September 30, 2015. This decrease is driven primarily by a $4.8 billion, or 12%, decrease in our average AUM to $35.4 billion for the three months ended September 30, 2016 from $40.2 billion for the three months ended September 30, 2015. Average AUM decreased as a result of net client outflows of $9.0 billion, partially offset by market appreciation of $3.7 billion and acquired assets of $2.9 billion during the rolling twelve months ended September 30, 2016. By portfolio, our AUM decreases were concentrated in our equity portfolios, which decreased by 10% compared to September 30, 2015. The outflows were largely attributable to challenging portfolio performance relative to benchmarks.
Our average separately managed account fee for the three months ended September 30, 2016 decreased slightly to 0.62% compared to 0.64% for the three months ended September 30, 2015. For the three months ended September 30, 2016 and 2015, separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of September 30, 2016, the concentration of assets in our separately managed accounts was 58% blended assets, 36% equity and 6% fixed income, compared to 57% blended assets, 37% equity and 6% fixed income as of September 30, 2015.
Our average fee on mutual fund and collective investment trust products decreased to 0.77% for the three months ended September 30, 2016 from 0.81% for 2015. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective trusts to those with lower fees. The management fees earned on our mutual fund and collective investment trust management fees ranged from 0.24% to 1.00%, depending on investment strategy, for the three months ended September 30, 2016 and 2015. As of September 30, 2016, the concentration of assets in our mutual fund and collective investment trusts was 68% blended assets, 31% equity and 1% fixed income, compared to 68% blended assets and 32% equity of September 30, 2015.
Operating Expenses
Our operating expenses decreased by $3.1 million, or 7%, to $41.6 million for the three months ended September 30, 2016 from $44.7 million for the three months ended September 30, 2015.
Compensation and related costs increased by $0.1 million, or 1%, to $24.6 million for the three months ended September 30, 2016 from $24.5 million for the three months ended September 30, 2015. The increase was due to higher variable incentive costs for our investment team resulting from investment performance, partially offset by lower overall workforce. When considered as a percentage of revenue, compensation and related costs for the three months ended September 30, 2016 was 39% compared to 32% for the three months ended September 30, 2015.
Distribution, servicing and custody expenses decreased by $2.3 million, or 21%, to $8.8 million for the three months ended September 30, 2016 from $11.1 million for the three months ended September 30, 2015. The decrease was generally driven by a 14% decrease in mutual funds and collective investment trusts average AUM for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense was 31% for the three months ended September 30, 2016, compared to 32% for the three months ended September 30, 2015.
Other operating costs for the three months ended September 30, 2016 was $8.2 million, compared to $9.1 million for the three months ended September 30, 2015. As a percentage of revenue, other operating costs for the three months ended September 30, 2016 was 13% compared to 12% for 2015.
Non-Operating Income (Loss)
Non-operating loss for the three months ended September 30, 2016 was $0.1 million, compared to a net loss of $6.0 million for the three months ended September 30, 2015. Included within non-operating income (loss) for the three months ended September 30, 2016 and 2015 was $0.1 million and $3.2 million of net losses, respectively, on investments held by the Company to provide initial cash seeding for product development purposes. Interest expense for the three months ended September 30, 2016 and 2015 was approximately $0.1 million driven primarily by the unused commitment fee on our credit facility. In addition, we recognized $2.8 million of non-operating expense in the third quarter of 2015 resulting from the release of uncertain tax positions that increased our expectation of future tax benefits under the TRA and the corresponding payment of such benefits under the agreement.
Provision for Income Taxes
The Company’s tax provision decreased by $3.2 million to $1.6 million for the three months ended September 30, 2016 from a benefit of $1.6 million for the three months ended September 30, 2015. The change was primarily driven by a benefit of $3.2 million during the three months ended September 30, 2015 resulting from the release of uncertain tax positions that increased our expectation of future tax benefits under the TRA.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Assets Under Management
The following table reflects changes in our AUM for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,		Period-to-Period
	2016	2015	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$20,735.4	$25,408.7	$(4,673.3)	(18)%
Gross client inflows	1,295.9	2,035.1	(739.2)	(36)%
Gross client outflows	(4,178.4)	(4,565.3)	386.9	(8)%
Acquired assets	1,234.2	—	1,234.2	*
Market appreciation (depreciation) & other	1,449.9	(1,437.4)	2,887.3	*
Ending assets under management	$20,537.0	$21,441.1	$(904.1)	(4)%
Mutual funds and collective investment trusts
Beginning assets under management	$14,706.8	$22,392.9	$(7,686.1)	(34)%
Gross client inflows	2,534.1	3,300.3	(766.2)	(23)%
Gross client outflows	(5,694.7)	(8,819.3)	3,124.6	(35)%
Acquired assets	1,660.1	—	1,660.1	*
Market appreciation (depreciation) & other	1,075.2	(1,138.6)	2,213.8	*
Ending assets under management	$14,281.5	$15,735.3	$(1,453.8)	(9)%
Total assets under management
Beginning assets under management	$35,442.2	$47,801.6	$(12,359.4)	(26)%
Gross client inflows	3,830.0	5,335.4	(1,505.4)	(28)%
Gross client outflows	(9,873.1)	(13,384.6)	3,511.5	(26)%
Acquired assets	2,894.3	—	2,894.3	*
Market appreciation (depreciation) & other	2,525.1	(2,576.0)	5,101.1	*
Ending assets under management	$34,818.5	$37,176.4	$(2,357.9)	(6)%
________________________

(*)	Percentage change not meaningful
The total AUM decrease of $0.6 billion, or 2%, to $34.8 billion at September 30, 2016 from $35.4 billion at December 31, 2015 was attributable to net client cash outflows of $6.0 billion offset by acquired assets of $2.9 billion and market appreciation of $2.5 billion. Included in net client flows during the nine months ended September 30, 2016 were net client outflows in separately managed accounts of approximately $2.9 billion and mutual funds and collective investment trusts of approximately $3.2 billion. The blended investment gain was 7.0% in separately managed accounts and 7.3% in mutual funds and collective investment trusts. We experienced a decline in the volume of gross client outflows and gross client inflows during the nine months ended September 30, 2016 compared to 2015. Gross client outflows decreased 26% from $13.4 billion for nine months ended September 30, 2015 to $9.9 billion for the nine months ended September 30, 2016, while gross client inflows decreased by 28%. We believe the decline in gross client outflows is the result of improved short term performance and servicing efforts to stabilize client relationships. By portfolio, our net $0.6 billion AUM decrease was derived from an increase of $96.4 million, or 1%, in our equity portfolio, $173.4 million, or 15%, in our fixed income portfolio offset by a decrease of $893.5 million, or 4%, in our blended asset portfolio. Our ability to improve cash flows going forward will likely depend in part on our ability to sustain the recently improved performance in future quarters, thus improving our one, three and five year track record across our key strategies.
Our total AUM decreased by $2.4 billion from $37.2 billion at September 30, 2015 to $34.8 billion at September 30, 2016. The decrease was attributable to net client outflows of $9.0 billion, partially offset by market appreciation of $3.7 billion and acquired assets of $2.9 billion. Net client outflows consisted of approximately $4.3 billion of net outflows for separate accounts and $4.7 billion for mutual funds and collective investment trusts. The rates of change in AUM were most significant in our equity portfolios from September 30, 2015 to September 30, 2016, with a decrease of $1.3 billion, or 10%, while our blended asset portfolio decreased by $1.2 billion, or 5%, and our fixed income portfolio increased by 11%.

As of September 30, 2016, the composition of our AUM was 59% in separate accounts and 41% in mutual funds and collective investment trusts, compared to 58% in separate accounts and 42% in mutual funds and collective investment trusts at September 30, 2015. The composition of our AUM across portfolios at September 30, 2016 was 62% in blended assets, 34% in equity, and 4% in fixed income, compared to 61% in blended assets, 36% in equity, and 3% in fixed income at September 30, 2015.
With regard to our separate accounts, gross client inflows of $1.3 billion were offset by approximately $4.2 billion of gross client outflows during the nine months ended September 30, 2016. The $1.3 billion of gross client inflows included $0.6 billion into our blended asset portfolios and $0.5 billion into our equity portfolios. During the nine months ended September 30, 2016, 64% of our separate account gross client inflows were derived from our Direct Channel with 44% representing contributions from existing Direct Channel relationships. Gross client outflows were split with 45% withdrawals from existing accounts and 55% representing client cancellations. Our blended asset and equity portfolios experienced net client outflows of approximately $1.0 billion and $1.9 billion, respectively. In light of challenging relative returns during the latter half of 2014 and 2015, our separate account clients redeemed assets at a rate of 30% during the nine months ended September 30, 2016, compared to a 28% redemption rate over the trailing twelve months ended September 30, 2016. The annualized separate account retention rate was 86% for the nine months ended September 30, 2016 up slightly from 84% for the rolling twelve months ended September 30, 2016.
Net client outflows of $3.2 billion from our mutual fund and collective investment trusts included gross client inflows of $2.5 billion offset by gross client outflows of $5.7 billion during the nine months ended September 30, 2016. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $2.0 billion, or 78%, of mutual fund and collective trust fund gross client inflows during the nine months ended September 30, 2016. With regard to gross client outflows, $3.4 billion, or 60%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products. The remaining net cash flow was concentrated in our Non U.S. Equity products including our World Opportunities Series and Overseas Series.

The following table sets forth our results of operations and other data for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,		Period-to-Period
	2016	2015	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$189,852	$248,045	$(58,193)	(23)%
Expenses
Compensation and related costs	70,973	79,627	(8,654)	(11)%
Distribution, servicing and custody expenses	26,590	39,010	(12,420)	(32)%
Other operating costs	24,854	27,053	(2,199)	(8)%
Total operating expenses	122,417	145,690	(23,273)	(16)%
Operating income	67,435	102,355	(34,920)	(34)%
Non-operating income (loss)
Non-operating income (loss), net	1,216	(6,750)	7,966	*
Income before provision for income taxes	68,651	95,605	(26,954)	(28)%
Provision for income taxes	4,784	2,960	1,824	62%
Net income attributable to controlling and noncontrolling interests	63,867	92,645	(28,778)	(31)%
Less: net income attributable to noncontrolling interests	56,586	82,291	(25,705)	(31)%
Net income attributable to Manning & Napier, Inc.	$7,281	$10,354	$(3,073)	(30)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.49	$0.72
Diluted	$0.48	$0.71
Weighted average shares of Class A common stock outstanding
Basic	13,916,721	13,732,980
Diluted	14,173,283	13,951,651
Cash dividends declared per share of Class A common stock	$0.48	$0.48

Other financial and operating data
Economic net income (1)	$42,570	$62,143	$(19,573)	(31)%
Economic net income per adjusted share (1)	$0.52	$0.73
Weighted average adjusted Class A common stock outstanding (1)	82,282,598	85,108,623
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $58.2 million, or 23%, to $189.9 million for the nine months ended September 30, 2016 from $248.0 million for the nine months ended September 30, 2015. This decrease was driven primarily by a $8.8 billion, or 20%, decrease in our average AUM to $35.3 billion for the nine months ended September 30, 2016 from $44.1 billion for the nine months ended September 30, 2015. Average AUM decreased as a result of net client outflows of $9.0 billion offset by market appreciation and other changes of $3.7 billion and acquired assets of $2.9 billion during the rolling twelve months ended September 30, 2016. By portfolio, our equity and blended asset portfolios decreased by 9.6% and 5.4%, respectively, compared to September 30, 2015. The outflows were largely attributable to challenging portfolio performance relative to benchmarks.

Our average separately managed account fee remained consistent at 0.62% for the nine months ended September 30, 2016 compared to 0.63% for the nine months ended September 30, 2015. For both the nine months ended September 30, 2016 and 2015, separately managed account management fees ranged from 0.15% to 1.25%, depending on investment objective and account size. As of September 30, 2016, the concentration of assets in our separately managed accounts was 58% blended assets, 36% equity and 6% fixed income, compared to 57% blended assets, 37% equity and 6% fixed income as of September 30, 2015.
Our average fee on mutual fund and collective investment trust products was 0.78% for the nine months ended September 30, 2016, a decrease from 0.82% for the nine months ended September 30, 2015. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investment trusts to those with lower fees. For both the nine months ended September 30, 2016 and 2015, mutual fund and collective investment trust management fees ranged from 0.24% to 1.00%, depending on investment strategy. As of September 30, 2016 the concentration of assets in our mutual fund and collective investment trusts was 68% blended assets, 31% equity and 1% fixed income, compared to 68% blended assets and 32% equity of September 30, 2015.
Operating Expenses
Our operating expenses decreased by $23.3 million, or 16%, to $122.4 million for the nine months ended September 30, 2016 from $145.7 million for the nine months ended September 30, 2015.
Compensation and related costs decreased by $8.7 million, or 11%, to $71.0 million for the nine months ended September 30, 2016 from $79.6 million for the nine months ended September 30, 2015. The decrease was due to a lower overall workforce coupled with lower variable incentive costs. When considered as a percentage of revenue, compensation and related costs for the nine months ended September 30, 2016 was 37% compared to 32% in 2015.
Distribution, servicing and custody expenses decreased by $12.4 million, or 32%, to $26.6 million for the nine months ended September 30, 2016 from $39.0 million for the nine months ended September 30, 2015. The decrease was generally attributable to a 25% decrease in mutual funds and collective investment trusts average AUM for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 32% for the nine months ended September 30, 2016, compared to 32% for the nine months ended September 30, 2015.
Other operating costs decreased by $2.2 million, or 8%, to $24.9 million for the nine months ended September 30, 2016 from $27.1 million for the nine months ended September 30, 2015. As a percentage of revenue, other operating costs for the nine months ended September 30, 2016 was 13% compared to 11% for 2015.
Non-Operating Income (Loss)
Non-operating income for the nine months ended September 30, 2016 was $1.2 million, compared to non-operating loss of $6.8 million for the nine months ended September 30, 2015. Included in non-operating income (loss) was a net gain of $1.2 million on investments held by the Company to provide initial cash seeding for product development purposes for the nine months ended September 30, 2016, compared to a net loss of $4.2 million in 2015. Interest expense was approximately $0.3 million and $0.2 million during the nine months ended September 30, 2016 and 2015, respectively, driven primarily by the unused commitment fee on our credit facility entered into during 2015. In addition, we recognized $2.8 million of non-operating expense in the third quarter of 2015 resulting from the release of uncertain tax positions that increased our expectation of future tax benefits under the TRA and the corresponding payment of such benefits under the agreement.
Provision for Income Taxes
The Company’s tax provision increased by $1.8 million, or 62%, to $4.8 million for the nine months ended September 30, 2016 from $3.0 million for the nine months ended September 30, 2015. The change was primarily driven by a decrease in expected taxable earnings as compared to the prior year as well as a benefit of $3.2 million during the nine months ended September 30, 2015 resulting from the release of uncertain tax positions that increased our expectation of future tax benefits under the TRA.

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

Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to the Company and represents an estimate of income tax expense at an effective rate of 38% and 30% for the three months ended September 30, 2016 and 2015, respectively, and 38% and 35% for the nine months ended September 30, 2016 and 2015, respectively, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group and unvested equity awards are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except share data)
Income before provision for income taxes	$21,550	$24,726	$68,651	$95,605
Economic net income (Non-GAAP)	$13,361	$17,308	$42,570	$62,143
Economic net income per adjusted share (Non-GAAP)	$0.16	$0.21	$0.52	$0.73
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	81,171,115	83,747,171	82,282,598	85,108,623
The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$2,258	$3,542	$7,281	$10,354
Add back: Net income attributable to noncontrolling interests	17,727	22,784	56,586	82,291
Add back: Provision (benefit) for income taxes	1,565	(1,600)	4,784	2,960
Income before provision for income taxes	21,550	24,726	68,651	95,605
Adjusted income taxes	8,189	7,418	26,081	33,462
Economic net income (Non-GAAP)	$13,361	$17,308	$42,570	$62,143

Weighted average shares of Class A common stock outstanding - Basic	14,042,880	13,745,130	13,916,721	13,732,980
Assumed vesting, conversion or exchange of:
Manning & Napier Group, LLC units outstanding (non-controlling interest)	65,784,571	67,896,484	66,686,373	69,747,506
Unvested restricted share-based awards	1,343,664	2,105,557	1,679,504	1,628,137
Weighted average adjusted shares (Non-GAAP)	81,171,115	83,747,171	82,282,598	85,108,623

Economic net income per adjusted share (Non-GAAP)	$0.16	$0.21	$0.52	$0.73

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
The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$123,708	$117,591
Accounts receivable	$23,870	$24,280
Due from broker	$—	$3,962
Due from broker - consolidated funds	$—	$3,510
Investment securities	$17,568	$21,460
Investment securities - consolidated funds	$1,036	$1,107
Amounts payable under tax receivable agreement (1)	$38,702	$41,939
Contingent consideration liability (2)	$3,000	$—
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2016 and December 31, 2015, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

(2)
Represents the September 30, 2016 fair value of additional cash payments related to our acquisition of Rainier of up to $32.5 million over a four year period, contingent upon Rainier's achievement of certain financial targets. Significant unobservable inputs used in the valuation include adjusted EBITA growth of up to 63% and an earn-out payment discount rate of 3.1% over the contingency period. The change in fair value of this liability during the three months ended September 30, 2016 was a decrease of $0.5 million, which is included in other operating costs in the consolidated statements of operations.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions.
Our revolving credit agreement has a four-year term expiring in April 2019 and provides borrowing capacity of up to $100.0 million, with a feature providing for an increase in the line to $150.0 million on approval by the lending group. The Credit Agreement also provides for a $5.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swingline facility. At September 30, 2016, there were no amounts outstanding under the revolving credit agreement and the Company had the capacity to draw on the entire $100.0 million.
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
In addition, we are required to maintain compliance with certain financial covenants, including: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the revolving credit agreement) of at least 4.00:1.00 and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the revolving credit agreement) of no greater than 2.75:1.00. For purposes of the revolving credit agreement, adjusted EBITDA generally means, for any period, net income before interest expense, income taxes, depreciation and amortization expense, non-cash stock-based compensation expense, and certain non-cash nonrecurring gains and losses as described in and specified under the revolving credit agreement. At September 30, 2016, the Company was in compliance with all financial covenants.
The revolving credit agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include our failure to pay principal or interest when due, our failure to satisfy or comply with covenants and a change of control. See Note 9, "Borrowings" to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.
We believe that cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, cash generated by operations and availability under our revolving credit agreement will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2016 and 2015. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, purchases of property and equipment and the acquisition of Rainier Investment Management, LLC during 2016. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Nine months ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$65,370	$93,601
Net cash (used in) provided by investing activities	(735)	1,042
Net cash used in financing activities	(58,518)	(125,452)
Net change in cash and cash equivalents	$6,117	$(30,809)
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Operating Activities
Operating activities provided $65.4 million and $93.6 million of net cash for the nine months ended September 30, 2016 and 2015, respectively. This overall $28.2 million decrease in net cash provided by operating activities for the nine months ended September 30, 2016 compared to 2015 was due to a decrease in net income after adjustment for non-cash items of approximately $35.3 million driven by lower revenues resulting primarily from changes in our average AUM. This decrease was partially offset by $9.9 million of cash from consolidated funds due to the timing of trading activity.
Investing Activities
Investing activities used $0.7 million and provided $1.0 million of net cash for the nine months ended September 30, 2016 and 2015, respectively. The increase in net cash used in investing activities was driven by cash used of $9.3 million, net of cash received, for the acquisition of Rainier. This increase in cash used was partially offset by changes in investing activities of $7.2 million due to the Company's funding of and timing of activity within our investment securities designated as trading for the seeding of new products, and by a decrease in property and equipment purchases of $0.3 million for the nine months ended September 30, 2016 compared to 2015.
Financing Activities
Financing activities used $58.5 million and $125.5 million of net cash for the nine months ended September 30, 2016 and 2015, respectively. This overall $66.9 million decrease in net cash used in financing activities was primarily due to a reduction in distributions to noncontrolling interests of $44.9 million for the nine months ended September 30, 2016 compared to 2015 due to lower income after adjustment for non-cash items in 2016 and the timing of distributions. This decrease in cash used in financing activities was also driven by a decrease of $21.6 million of cash used for the purchase of Class A units of Manning & Napier pursuant to the exchange agreement entered into at the time of the Company's initial public offering of $16.1 million in 2016, compared to $37.7 million in 2015. This decrease was due to a lower exchange price and a lower number of units exchanged in 2016. In addition, payment of shares withheld to satisfy tax withholding increased by $0.9 million in 2016 due to the timing and amount of restricted share units vesting during the period.

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
On July 26, 2016, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on November 1, 2016 to shareholders of record as of October 14, 2016.
On October 25, 2016, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 1, 2017 to shareholders of record as of January 13, 2017.
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
The declaration and payment of all future dividends, if any, will be at the sole discretion of our board of directors. In determining the amount of any future dividends, our board of directors will take into account:

•	the financial results of Manning & Napier Group;

•	our available cash, as well as anticipated cash requirements, including any debt servicing and payments required under the TRA;

•	our capital requirements and the capital requirements of our subsidiaries, including Manning & Napier Group;

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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2016.

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

The value of our AUM was $34.8 billion as of September 30, 2016. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $3.5 billion, which would cause an annualized increase or decrease in revenues of approximately $24.7 million at our current weighted average fee rate of 0.71%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities, investments in mutual funds, including the Fund for which MNA provides advisory services. The value of these investments was $18.6 million as of September 30, 2016 of which $16.5 million is investment securities classified as trading, and $2.1 million is investment securities classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $1.9 million at September 30, 2016. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $34.8 billion as of September 30, 2016. As of September 30, 2016, approximately 17% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 17% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $0.6 billion, which would cause an annualized increase or decrease in revenues of approximately $4.1 million at our current weighted average fee rate of 0.71%.
Interest Rate Risk
The Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of September 30, 2016. Additionally, given the current level of income we earn from our cash and cash equivalent balances, interest rate changes would not have a material impact on us.
Borrowing under our revolving credit agreement bears interest as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources". Interest rate changes may affect the amount of our interest payments in connection with our revolving credit agreement, and thereby affect future earnings and cash flows. There were no borrowings outstanding under the revolving credit agreement during the nine months ended September 30, 2016.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
On April 30, 2016, we completed the acquisition of Rainier Investment Management, LLC ("Rainier”). We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Rainier's financial position, results of operations and cash flow into our consolidated financial statements from the April 30, 2016 date of acquisition through September 30, 2016. We are continuing to integrate the acquired operations of Rainier into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: November 7, 2016	By:	/s/ WILLIAM MANNING
William Manning
Chief Executive Officer
(principal executive officer)

/s/ BETH H. GALUSHA
Beth H. Galusha
Principal Financial Officer
(principal financial officer)