Form 10-K
period 2016-12-31
Manning & Napier, Inc.
filed 2017-03-16
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $140.1 million based on the closing price of $9.50 for one share of common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2017
Class A common stock, $0.01 par value per share	14,982,880
Class B common stock, $0.01 par value per share	1,000
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be held June 14, 2017 are incorporated by reference into Part III of this Form 10-K.

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

ii

PART I
Item 1.         Business.
Overview
Manning & Napier, Inc. is an independent investment management firm that provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trust funds, as well as a variety of consultative services that complement its investment process. Founded in 1970, we offer equity, fixed income and a range of blended asset portfolios which includes life cycle funds and exchange-traded fund ("ETF")-based portfolios. Headquartered in Fairport, New York, we serve a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans ("Taft-Hartley"), endowments and foundations.
Since our inception, we have taken the view that an active, team-based approach to portfolio management is the best way to manage risk for clients as market conditions change. Across our variety of equity, fixed income and blended asset portfolios, our goal is to provide competitive absolute returns over full market cycles. Our strategies employ disciplined processes that seek to avoid areas of speculation by focusing on investments with strong fundamentals at reasonable prices or stable fundamentals at attractive prices. To ensure a focus on absolute returns, we employ a compensation structure for our research team that rewards positive and above benchmark results and penalizes negative and below benchmark results. This active, absolute-returns based approach requires flexibility to invest where opportunities are and avoid speculation, regardless of the allocations within a comparative benchmark.
Initially, this approach helped us build a client base of high net worth individuals, small business owners and middle market institutions, and we maintain these relationships in many targeted geographic regions. This foundation allowed us to expand our business to serve the needs of larger institutions, investment consultants and other intermediaries.
A key aspect of our client service approach is a commitment to internal subject matter experts that can provide consultative services beyond investment management, which we believe helps us attract new clients and build close relationships through multiple service touch points and a solutions-oriented approach. We have designed solutions that are specific to our clients’ needs, such as our family wealth management service, endowment and foundation services, and trust services. This service-oriented approach combined with competitive long-term investment performance across portfolios, has allowed us to achieve a high average annual separate account retention rate throughout our history.
Our commitment to team-based research, an absolute return focus and a flexible process have been central to our success, and we believe are distinctive within the industry. Over the course of our 45+ year history our mutual funds have earned several industry accolades, including a finalist ranking for Morningstar’s international manager of the decade during the 2000s and multiple Lipper awards. As of December 31, 2016 we have eight mutual funds rated with four or five stars by Morningstar. Several of our investment strategies have value-added track records over multiple decades, which has led to strong growth in our total discretionary assets under management ("AUM") over the long-term. This included significant growth in our non U.S. and U.S. core equity strategies. More recently, these strategies have faced performance headwinds and a trend towards passive investing especially amongst institutional investors, both of which have resulted in AUM declines starting in 2014. Our active approach causes us to be out of favor relative to benchmarks and/or peers over shorter time periods and these short-term periods can lead to changes in AUM trends over time. The following chart reflects our AUM as of December 31 for each of the last 10 years.

We offer our investment management capabilities primarily through direct sales to high net worth individuals and institutions, as well as through third-party intermediaries, platforms and institutional investment consultants. As of December 31, 2016, our investment management offerings include 40 distinct separate account composites and 65 mutual funds and collective investment trusts. We have cultivated a robust menu of products with a range of fees to address our clients' needs including traditional actively managed portfolios, ETF allocations, target date and goal based funds and collectives.
Our AUM as of December 31, 2016 by investment vehicle and portfolio were as follows:
The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 82% of our AUM as of December 31, 2016.

Key Strategies	AUM as of December 31, 2016 (in millions)	Inception Date	Annualized Returns as of December 31, 2016 (3)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (1)	Inception
Long-Term Growth 30%-80% Equity Exposure	$8,765.8	1/1/1973	3.7%	2.0%	6.9%	4.3%	6.0%	9.4%
Blended Benchmark: 55% S&P 500 Total Return / 45% Bloomberg Barclays Government/Credit Bond			8.0%	6.4%	9.1%	6.1%	5.1%	9.2%
Core Non-U.S. Equity	$5,433.5	10/1/1996	2.2%	(4.1)%	4.6%	1.1%	5.0%	7.1%
Benchmark: ACWIxUS Index			4.5%	(1.8)%	5.0%	1.0%	2.8%	4.6%
Growth with Reduced Volatility 20%-60% Equity Exposure	$4,077.1	1/1/1973	3.0%	1.6%	5.5%	4.0%	5.6%	8.7%
Blended Benchmark: 40% S&P 500 Total Return / 60% Bloomberg Barclays Government/Credit Bond			6.7%	5.5%	7.2%	5.7%	5.2%	8.8%
Equity-Oriented	$2,670.0	1/1/1993	4.3%	1.7%	8.9%	4.2%	6.2%	9.5%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			9.7%	5.6%	10.9%	5.7%	4.7%	8.3%
Equity-Focused Blend	$1,085.3	4/1/2000	4.0%	2.1%	7.8%	4.5%	6.5%	6.5%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			8.4%	5.2%	9.3%	5.6%	4.9%	4.9%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,043.6	1/1/1995	5.5%	2.5%	10.6%	5.1%	6.9%	10.6%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			11.1%	6.4%	12.7%	5.9%	4.5%	8.7%
Core U.S. Equity	$762.8	7/1/2000	7.6%	4.0%	11.3%	5.6%	N/A (2)	6.7%
Benchmark: Russell 3000® Index			12.7%	8.4%	14.7%	7.1%	4.8%	5.1%
Conservative Growth	$710.3	4/1/1992	2.3%	1.5%	3.4%	3.8%	5.1%	6.0%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			3.8%	3.2%	4.0%	4.5%	5.0%	6.2%
Aggregate Fixed Income	$511.4	1/1/1984	2.6%	2.4%	2.3%	4.4%	4.9%	7.4%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			2.7%	3.0%	2.2%	4.3%	5.2%	7.3%
Rainier International Small Cap	$466.6	3/28/2012	(6.7)%	2.5%	N/A (2)	N/A (2)	N/A (2)	11%
Benchmark: MSCI ACWIxUS Small Cap Index			3.9%	0.8%	N/A (2)	N/A (2)	N/A (2)	5.2%
Disciplined Value	$367.8	11/1/2003	13.4%	7.2%	11.3%	8.4%	N/A (2)	10.4%
Benchmark: Russell 1000 Value			17.3%	8.6%	14.8%	5.7%	6.6%	8.3%

(1)
The market cycle performance numbers are calculated from April 1, 2000 to December 31, 2016. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

(2)	Performance not available given the product's inception date.

(3)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

Our Strategy
Our approach for continued success is focused on the strategies described below.
Maintain a Strong, Team-Based Research Engine
With a research department of nearly 70 investment professionals, we are committed to a team-based approach to portfolio management to ensure that success can be repeated over time. All of our investment products are managed by portfolio teams, so that stability of process takes precedence over any individual personality. We take a home-grown approach to maintaining this strong research engine. Analysts begin their employment with us as Research Assistants or Associates, and progress to the Analyst level only after learning our process and disciplines in a role that supports the portfolio management teams. We believe this ensures consistency with our time-tested philosophies and also provides a source of future analysts to address growth and turnover. Over time and as product development warrants, we may add to our research team or supplement that team with additional investment professionals through corporate development activities as evidenced by our acquisition of Rainier Investment Management, LLC ("Rainier") in 2016. The Director of Investments and Managing Directors of the firm’s investment groups are responsible for talent management and ensuring day-to-day adherence to our strategies and disciplines.
Broad, Multi Channel Distribution Team
We continue to focus on the depth of our multi-channel distribution structure, which includes Direct, Intermediary and Platform/Sub-Advisory channels. Within our Direct Channel our representatives form relationships with high net worth individuals, middle market institutions or large institutions working with a consultant. Our high-touch distribution strategy has allowed us to build strong relationships over time. Through our Intermediary Channel national brokerage firm representatives, independent financial advisors and retirement plan advisors select our strategies for their clients. Manager Research teams approve our strategies for their product platforms through our Platform/Sub-Advisory Channel. Beyond deepening these current channels and territories, we continue to look at ways to expand our global distribution, including leveraging our current relationships in Europe and expanding into new markets.
Innovative Product Development
Our on-going development of products and consultative services in response to current and prospective client needs historically has been a source of growth. As an example, today's market and regulatory environment presents new challenges for investors. Historically low yields on fixed income securities, the potential for rising interest rates and future inflation, a complex and changing regulatory environment, and continued global uncertainty have created an investing landscape that requires new solutions to meeting objectives. We understand that we must stay relevant and competitive by ensuring that we are consistently providing innovative solutions that address today's challenges. As of December 31, 2016, we have approximately $17.1 million invested in seed capital to our investment teams to develop new products and services for our clients.
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
Digital Marketing
We have invested in a digital marketing strategy to help us identify new prospects through targeted content marketing. In addition, our investment in digital communication technologies has been valuable in servicing our existing clients, providing an opportunity for more frequent and transparent communication.

Products, Services and Investment Fundamentals
We manage a variety of equity, fixed income, and blended asset strategies, using primarily traditional asset classes such as stocks and bonds. These strategies may include a mix of the different vehicles we offer, including separate accounts, mutual funds, and collective investment trusts. Our goal is to help our clients meet their investment objectives by providing competitive positive returns over full stock market cycles, including both bull and bear market environments. Three key elements of our investment process help to keep us focused on that goal:

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

•
Flexibility to be Benchmark Agnostic. The flexibility to invest across sectors, countries and asset classes allows us to focus on companies we view as having greater upside potential than downside risk, and allows us to have a broad enough opportunity set to freely navigate away from areas of excess or speculation without limiting the number of investment opportunities. While this approach may often result in our strategies having meaningfully different allocations and exposures when compared to market benchmarks, we believe this type of differentiation is necessary to manage risk in many environments and provides a good complement to passive investing in investors' pursuit of real life financial goals.

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
As of December 31, 2016, we have over 50 sales and distribution professionals, with an average of approximately 19 years of industry experience. Our Managing Director of Sales, who has been with us for nearly 25 years, oversees 12 direct institutional and regional sales representatives. Our Managing Director of Regional Sales and Managing Director of Intermediary Distribution, who have respectively been with us for 18 and 7 years, report to our Managing Director of Sales and help to manage our various sales and service representatives. Specifically, our direct national sales representatives cover large, multiple state territories prospecting large plans. Our direct regional sales representatives cover smaller territories and pursue both individual and middle market institutional business opportunities, and our regional service representatives focus on servicing individual and small institutional clients. Our Intermediary Channel includes external and internal wholesalers, separately covering retirement plan advisors and wealth management advisors, and key account representatives. Lastly, we have Portfolio Strategists who are primarily responsible for consultant relations and also work with members of our Client Analytics Group to properly position our products in light of our varied distribution teams and client types.
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
Structure
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts our organization structure as of December 31, 2016.

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

As of December 31, 2016, we had 468 employees, including William Manning, our Chairman, Chief Executive Officer and controlling stockholder, and other current employee-owners, most of whom are based in Fairport, New York. Collectively, these owners and former employee-owners own approximately 82.6% of our operating subsidiary, Manning & Napier Group. We believe that our culture of employee ownership aligns our interests with those of our clients and shareholders by delivering strong long-term investment performance and solutions.
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
SEC Regulation
Manning & Napier Advisors, LLC ("MNA") is registered with the U.S. Securities and Exchange Commission, or SEC, as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended, ("the Advisers Act"). Additionally, the Manning & Napier Fund, Inc., (the "Fund"), and certain of the third-party investment companies we sub-advise are registered under the U.S. Investment Company Act of 1940, (the "1940 Act"). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration.
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
For the year ended December 31, 2016, 42% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 42% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs of the Fund and the investment portfolios of the Fund and the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the Fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with the Fund may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the Fund board after their initial term.
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
Manning & Napier Investor Services, Inc. ("MNBD"), our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. As of December 31, 2016, MNBD was in compliance with its net capital requirements.
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
Employees
As of December 31, 2016, we had 468 employees, most of whom are based in Fairport, New York. None of our employees are subject to a collective bargaining agreement.
Available Information
All annual, quarterly and current reports, and amendments to those reports, proxy statements and other filings we file or furnish with the SEC are available free of charge from the SEC’s website at http://www.sec.gov/ or from the Public Reference Room at 100 F Street N.E., Washington, D.C. 20549; 1-800-SEC-0330.
We also make the documents listed above available without charge through the Investor Relations section of our website at http://ir.manning-napier.com/. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. The contents of our website are not incorporated by reference into this Annual Report.

Item 1A.     Risk Factors.
Risks Related to our Business
Our revenues are dependent on the market value and composition of our AUM, which are subject to significant fluctuations.
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

•
Competition from passive strategies. There has been an increasing preference for passive investment products, such as index and ETFs, over active strategies managed by asset managers. If this market preference continues, existing and prospective clients may choose to invest in passive investment products, our growth strategy may be impaired and our AUM may be negatively impacted.

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
Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by such fund’s board, including by its independent members. Our mutual fund and collective investment trust relationships may be terminated or not renewed for any number of reasons. As of December 31, 2016, mutual fund and collective investment trust relationships represent 41% of our AUM and 45% of our revenue.
The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have an adverse effect on our business. During the fiscal year ended December 31, 2016, there were no customers that provided over 10 percent of our total revenue. However, we have received a cancellation notice from a retirement plan relationship that represented approximately 7% of our AUM as of December 31, 2016.
Our portfolios may not obtain attractive returns under certain market conditions or at all.
The goal of our investment process is to provide competitive absolute returns over full market cycles. Accordingly, our portfolios may not perform well compared to benchmarks or other investment managers’ strategies during certain periods of time, under certain market conditions, or after specific market shocks. Underperformance may negatively affect our ability to retain clients and attract new clients. We are likely to be most out of favor when the markets are running on positive or negative price momentum and market prices become disconnected from underlying investment fundamentals. During and shortly following such periods of relative under performance, we are likely to see our highest levels of client turnover, even if our absolute returns are positive. Loss of client assets and the failure to attract new clients could adversely affect our revenues and growth.
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
Competition for qualified investment, management, marketing and client service professionals is intense and we may fail to attract and retain qualified personnel in the future. Our ability to attract and retain our executive officers and other key employees will depend heavily on the amount and structure of compensation and opportunities for equity ownership we offer. We utilize a compensation structure that uses a combination of cash and equity-based incentives as appropriate. However, our compensation may not be effective to recruit and retain the personnel we need, especially if our equity-based compensation does not return significant value to employees. Any cost-reduction initiative or adjustments or reductions to compensation could negatively impact our ability to retain key personnel. In addition, changes to our management structure, corporate culture and corporate governance arrangements could negatively impact our ability to retain key personnel.
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
As of December 31, 2016, 63% of our AUM was invested in products that comprise our blended asset portfolio. As a result, a substantial portion of our operating results depends upon the performance of these products, and our ability to retain client assets in such products. If a significant portion of the investors in our blended asset portfolio decide to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from these portfolios would decline, which could have an adverse effect on our earnings and financial condition.
Several of our portfolios involve investing principally in the securities of non-U.S. companies, which involve foreign currency exchange risk, and tax, political, social and economic uncertainties and risks.
As of December 31, 2016, approximately 30% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have received in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have received are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2016 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings received at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
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
A portion of our separate account business, mutual funds, and collective investment trusts are distributed through intermediaries, platforms, and consultants.  Changes in key distribution relationships could reduce our revenues and adversely affect our profitability.
Given that a portion of our product offerings are distributed through intermediaries, platforms, and investment consultants, a share of our success is dependent on access to these various distribution systems. These distributors are not contractually required to distribute or consider our products for placement within advisory programs, on platforms’ approved lists, or in active searches conducted by investment consultants. Additionally, these intermediaries typically offer their clients various investment products and services, in addition to and in competition with our products and services. If we are unable to cultivate and build strong relationships within these distribution channels, the sales of our products could lead to a decline in revenues and profitability. Additionally, increasing competition for these distribution channels could cause our distribution costs to rise, which could have an adverse effect on our profitability.
Our efforts to establish new portfolios or new products or services may be unsuccessful and could negatively impact our results of operations and our reputation.
As part of our growth strategy, we may seek to take advantage of opportunities to develop new portfolios consistent with our philosophy of managing portfolios to meet our clients’ objectives and using a team-based investment approach. The costs associated with establishing a new portfolio initially likely will exceed the revenues that the portfolio generates. If any such new portfolio performs poorly or fails to attract sufficient assets to manage, our results of operations could be negatively impacted. Further, a new portfolio’s poor performance may negatively impact our reputation and the reputation of our other portfolios within the investment community. In addition, we have developed and may seek from time to time to develop new products and services to take advantage of opportunities involving technology, insurance, participant and plan sponsor education and other products beyond investment management. The development of these products and services could involve investment of financial and management resources and may not be successful in developing client relationships, which could have an adverse effect on our business. The cost to develop these products initially will likely exceed the revenue they generate and additional investment in these products could negatively impact short term financial results. If establishing new portfolios or offering new products or services requires hiring new personnel, to the extent we are unable to recruit and retain sufficient personnel, we may not be successful in further diversifying our portfolios, client assets and business, which could have an adverse effect on our business and future prospects.
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
We must monitor and address any conflicts between our interests and those of our clients. The SEC and other regulators scrutinize potential conflicts of interest, and we have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which could adversely affect our reputation, business and results of operations.
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
The legislative and regulatory environment in which we operate undergoes continuous change and we believe that this trend will intensify, subjecting industry participants to additional, more costly and potentially more punitive regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients could adversely affect our business. Any or all of the regulators who oversee us could adopt new rules or rule amendments that could substantially impact how we operate and may necessitate significant expenditures in order to adapt and comply.
Our ability to function in an uncertain and ever-changing regulatory environment will depend on our ability to constantly monitor and promptly react to legislative and regulatory changes, which inevitably result in intangible costs and resource drains. The compliance burden resulting from regulatory changes and uncertainty is likely to increase, particularly as regulators grow more technologically advanced and more reliant on data analytics. As a result, we may be forced to divert resources and expenditures to information technology in order to analyze data and risk in the same manner as regulators and to be able to provide regulators with the data output they may expect going forward.

Regulations may accelerate industry trends towards passive or lower cost investment options, centralized due diligence and shrinking platform ability, making access to intermediary decision-makers more challenging. Mutual fund intermediaries may be forced to eliminate or curtail the availability of certain mutual fund share classes, which may hamper our distribution efforts and reduce assets in the mutual fund. Similarly, platform consolidations may prevent our separate account intermediaries from supporting our products, which could result in AUM declines and fewer distribution channels.
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
Our current and former employee owners, including William Manning, directly and through their ownership of M&N Group Holdings and MNCC, indirectly hold approximately 83% of the ownership interests in Manning & Napier Group which, as discussed elsewhere, is our sole source of revenue. M&N Group Holdings and MNCC are entities controlled by William Manning, who, through his ownership indirectly owns a total of approximately 75% of the ownership interests in Manning & Napier Group. All of the other owners of interests in M&N Group Holdings and MNCC are current or former management team members of ours, including our executive officers. Further, such owners have the right to cause M&N Group Holdings and MNCC to exchange their indirect interests in Manning & Napier Group for cash or shares of our Class A common stock. If they exercise this right in sufficient amounts, receive shares of our Class A common stock and do not resell such shares, it is possible that after the cancellation of our Class B common stock, these owners may control us. The interests of these owners may conflict with our interests and the interests of the holders of our Class A common stock. Decisions of these owners with respect to Manning & Napier Group, including those relating to the tax receivable agreement, the exchange agreement and the structuring of future transactions, may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us or the holders of our Class A common stock.

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
Because William Manning holds a majority of the combined voting power of our capital stock through his ownership of 100% of our outstanding Class B common stock, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the "NYSE") listing requirements. As such, we are permitted to, and may, opt out of the corporate governance requirements that our board of directors, our compensation committee and our nominating and corporate governance committee meet the standard of independence established by the NYSE. As a result, our board of directors and compensation committee may have more directors who do not meet the independence standards than they would if those standards were to apply. In particular, so long as we are a “controlled company,” we are exempt from the NYSE rule that requires that a board be comprised of a majority of “independent directors.” Although we have a majority independent board at December 31, 2016, William Manning has a controlling influence over our board, and has sufficient voting power to elect the entire board, and our certificate of incorporation permits stockholders to remove directors at any time with or without cause. In addition, although we have established a nominating and corporate governance committee, we may opt out of the NYSE’s requirement that such committee contain independent directors. Our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE, and circumstances may occur in which the interests of William Manning could conflict with the interests of our other stockholders.
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
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. Assuming no material changes in the relevant tax law, that the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us is approximately $40.8 million as of December 31, 2016. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $37.1 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2016, we estimate that we would be required to pay $32.8 million in the aggregate under the tax receivable agreement.
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
William Manning and our other owners directly and indirectly own interests in M&N Group Holdings and directly own interests in MNCC, and they will have the right to exchange and cause M&N Group Holdings and MNCC to exchange, as applicable, such interests for cash or an aggregate of 65,784,571 shares of our Class A common stock pursuant to the terms of an exchange agreement; future sales of such shares in the public market, or the perception that such sales may occur, could lower our stock price.
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
We have 14,982,880 shares of Class A common stock outstanding as of December 31, 2016. We have entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company and, subject to certain restrictions, are entitled to exchange such units for an aggregate of up to 65,784,571 shares of our Class A common stock, subject to customary adjustments. In addition, the holders of any units of Manning & Napier Group will also become parties to the exchange agreement and, pursuant to the terms of the exchange agreement, we may also purchase or exchange such units for shares of our Class A common stock. We are party to a registration rights agreement pursuant to which the shares of Class A common stock issued upon such exchanges are eligible for resale, subject to certain limitations set forth therein.
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
Item 1B.     Unresolved Staff Comments.
None.
Item 2.         Properties.
We conduct our principal operations through leased offices located in Fairport, New York; St. Petersburg, Florida; Dublin, Ohio; Seattle, Washington; and Portsmouth, New Hampshire. We also lease office space in various other locations throughout the United States. We do not own any facilities. Most of our business operations are based in our corporate headquarters in Fairport.
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
The following table presents information on the high and low sales prices per share as reported on the New York Stock Exchange for our Class A common stock for the periods indicated and dividends declared during such periods:

	2016			2015
	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
First quarter	$8.84	$5.68	$0.16	$13.80	$10.71	$0.16
Second quarter	$10.23	$7.36	$0.16	$13.60	$9.97	$0.16
Third quarter	$10.06	$6.78	$0.16	$11.40	$7.09	$0.16
Fourth quarter	$8.05	$6.05	$0.16	$9.57	$7.28	$0.16
Holders
As of March 13, 2017 there were 43 holders of record of our Class A common stock and one holder of record of our Class B common stock. A substantial number of holders of our Class A common stock are held in “street name” and thereby held of record by depositories, banks, brokers, and other financial institutions.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2016.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2011, through December 31, 2016, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Manager Index is a composite of 42 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on December 31, 2011 and the reinvestment of all dividends, if any.

	Period Ending
Company/Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Manning & Napier, Inc.	$100.00	$100.88	$141.31	$110.65	$67.97	$60.45
S&P 500® Index	$100.00	$113.41	$146.97	$163.72	$162.53	$178.02
SNL Asset Manager Index	$100.00	$124.39	$186.14	$190.40	$156.50	$159.96
In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6.         Selected Financial Data.
The following tables set forth selected consolidated financial data of Manning & Napier, Inc. The audited consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 and the audited consolidated statements of financial condition as of December 31, 2016 and 2015 are included elsewhere in this report.
The selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated statements of financial condition data as of December 31, 2014, 2013 and 2012 have been derived from our audited financial statements for such periods which are not included in this report.
The consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in "Item 8. Financial Statements and Supplemental Data."

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share data)
Investment management services revenue, net	$248,937	$318,043	$396,998	$369,572	$334,255
Total operating expenses	159,729	189,491	262,505	284,733	250,111
Operating income	89,208	128,552	134,493	84,839	84,144
Non-operating income (loss)	1,574	(6,961)	1,902	1,230	435
Income before provision for income taxes	90,782	121,591	136,395	86,069	84,579
Provision for income taxes	8,374	4,639	12,660	9,128	8,160
Net income attributable to controlling and noncontrolling interests	82,408	116,952	123,735	76,941	76,419
Less: net income attributable to noncontrolling interests	73,134	103,738	114,418	74,285	73,950
Net income attributable to Manning & Napier, Inc.	$9,274	$13,214	$9,317	$2,656	$2,469
Net income per share available to Class A common stock
Basic	$0.63	$0.91	$0.68	$0.20	$0.18
Diluted	$0.62	$0.90	$0.67	$0.19	$0.18
Weighted average shares of Class A common stock outstanding
Basic	13,948,433	13,736,042	13,678,494	13,617,823	13,583,873
Diluted	14,161,782	13,964,846	13,881,437	13,741,647	13,583,873
Cash dividends declared per share of Class A common stock	$0.64	$0.64	$0.72	$0.72	$0.64

Other financial and operating data
Economic income (1)	$90,782	$121,591	$174,971	$167,492	$156,853
Economic net income (1)	$55,377	$78,333	$108,045	$103,426	$96,857
Economic net income per adjusted share (1)	$0.68	$0.92	$1.22	$1.15	1.08
Weighted average adjusted Class A common stock outstanding (1)	81,981,998	84,763,495	88,508,381	89,891,854	89,983,873

__________________________

(1)
Economic income, economic net income and economic net income per adjusted share are not financial measures prepared in accordance with GAAP. Our management used economic income for fiscal years ended December 31, 2014 and prior, and continues to use the non-GAAP financial measures of economic net income and economic net income per adjusted share to evaluate the profitability and efficiency of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Non-GAAP Financial Information” for our reasons for including these non-GAAP measures in this report and a reconciliation of these non-GAAP measures to GAAP measures. Our non-GAAP financial measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands, except as noted)
Statements of financial condition data:
Cash and cash equivalents	$100,819	$117,591	$124,992	$125,250	$108,324
Investment securities (1)	$37,470	$22,567	$26,915	$21,321	$13,082
Due from broker (1)	$—	$7,472	$5,391	$5,816	$—
Total assets	$220,599	$230,796	$257,473	$252,604	$218,180
Total liabilities	$86,121	$96,016	$108,762	$106,815	$94,434
Assets Under Management (in millions)
Assets under management (2)	$31,683.0	$35,442.2	$47,801.6	$50,826.2	$45,208.9

__________________________

(1)	Investment securities and due from broker includes consolidated funds for which we hold a financial controlling interest.

(2)	Reflects the amount of money we managed for our clients as of the last day of the period.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Our Business
We are an independent investment management firm that provides a broad range of investment solutions, as well as a variety of consultative services that complement our investment process. Founded in 1970, we offer U.S. and non-U.S. equity, fixed income and a range of blended asset portfolios, such as life cycle funds. We serve a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations. Our operations are based principally in the United States, with our headquarters located in Fairport, New York.
Market Developments
The global economic environment during the last several years generally persisted during 2016. Most notably, the global economy remained on its slow growth trajectory, and despite a notable increase during the fourth quarter, U.S. interest rates finished the year only slightly above where they began. From an economic perspective, the recent election results in the United States raises the prospects for improved confidence and business spending; however, it would be difficult to envision sustainably higher growth and inflation without governments pursuing true structural reform and/or undertaking a definitive shift in policy.
U.S. equity markets experienced positive returns during 2016, led by Energy, Telecom, Financials, and Industrials. Broad international equity markets also posted positive returns for the year. Emerging market equities significantly outperformed developed markets due to very strong returns in the more commodity-dependent equity markets such as Brazil and Russia, buoyed by generally increasing natural resource and energy prices. The U.S. dollar broadly appreciated during the year, which reduced international equity returns for U.S. based investors.
Results of select major equity market indexes for the year ended December 31, 2016 were as follows:

S&P 500 Index	11.23%
MSCI World ex USA Index	2.75%
MSCI Emerging Markets Index	11.19%
Bond markets were subject to significant fluctuations resulting from investors reacting to geopolitical uncertainty-stemming from the vote by referendum of a majority of voters in the United Kingdom to leave the European Union, or Brexit, China, and contagion effects from low oil prices-and interest rate movements such as negative rates in the developed world and increasing U.S. Treasury rates. Domestic fixed income markets posted positive returns in 2016, though to varying degrees. In a reversal from the previous year, high yield bonds were the strongest performing asset class. Of the broad fixed income sectors, municipal bonds posted the weakest returns, followed by Treasuries. Alternatively, returns across international fixed income markets were mixed.

Results of select major bond market indexes for the year ended December 31, 2016 were as follows:

Barclays U.S. Aggregate Bond Index	2.65%
Barclays U.S. Govt/Credit Bond Index	3.05%
BAML High Yield Cash Pay BB-B Rated Index	14.79%
BAML Global Broad Market Index	2.17%
Financial markets have had and are likely to continue to have a significant impact on asset flows and the market value of our assets under management. Our one, three, and five year annualized returns for our key investment strategies have generally fallen short of their related benchmarks. In addition, we have experienced increased competition as a result of lower fee passive investment products which have gained popularity over the last decade, such as index and ETFs. As a result, we have seen AUM decline over 2014, 2015, and 2016. We anticipate a continued decline in AUM through 2017 as our ability to improve cash flows going forward is dependent in part on our ability to achieve and sustain improved performance. Specifically, we have received a cancellation notice from a retirement plan relationship that represents approximately 7% of our AUM as of December 31, 2016. Cash outflows from this relationship are expected to occur during the second quarter of 2017.
Our Products
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts and mutual funds and collective investment trusts—including those offered by the Manning & Napier Fund, Inc., Exeter Trust Company, Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust.
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
Our mutual funds and collective investment trusts are distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also distribute our mutual fund and collective investment trusts through our direct sales representatives, in particular within the defined contribution and institutional marketplace. Our mutual fund and collective investment trust products are an important driver of our blended asset class portfolios. In addition, financial intermediaries, mutual fund advisory programs and retail platforms are a driver of equity strategies within our mutual fund offerings.
Our assets under management ("AUM") were $31.7 billion as of December 31, 2016. The composition of our AUM by vehicle and portfolio is set forth in the table below:

	December 31, 2016
AUM - by investment vehicle and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$10,939.8	$6,671.3	$1,190.8	$18,801.9
Mutual funds and collective investment trusts	8,969.6	3,792.6	118.9	12,881.1
Total	$19,909.4	$10,463.9	$1,309.7	$31,683.0

The composition of our separately managed accounts as of December 31, 2016, by channel and portfolio, is set forth in the table below:

	December 31, 2016
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,012.3	$5,265.6	$1,059.9	$14,337.8
Intermediary Channel	2,923.7	660.2	130.9	3,714.8
Platform/Sub-advisor Channel	3.8	745.5	—	749.3
Total	$10,939.8	$6,671.3	$1,190.8	$18,801.9
Percentage of separate account AUM
Direct Channel	42%	28%	6%	76%
Intermediary Channel	16%	3%	1%	20%
Platform/Sub-advisor Channel	1%	3%	—	4%
Total	59%	34%	7%	100%
Percentage of portfolio by channel
Direct Channel	72%	79%	89%	76%
Intermediary Channel	27%	10%	11%	20%
Platform/Sub-advisor Channel	1%	11%	—	4%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	56%	37%	7%	100%
Intermediary Channel	78%	18%	4%	100%
Platform/Sub-advisor Channel	1%	99%	—	100%
Our separate accounts contributed 36% of our total gross client inflows for the year ended December 31, 2016 and represented 59% of our total AUM as of December 31, 2016.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 66% of the total gross client inflows for our separate account business for the year ended December 31, 2016, compared to 56% for the year ended December 31, 2015. The Direct Channel represented 76% of our total separate account AUM as of December 31, 2016. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During 2016, the blended asset portfolios represented 68% of the separate account gross client inflows from the Direct Channel, while equity and fixed income portfolios accounted for 15% and 17%, respectively. As of December 31, 2016, blended asset and equity portfolios represented 56% and 37% of total Direct Channel separate account AUM, while our fixed income portfolios were 7%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Our relationships with larger institutions may also be a driver of growth in separately managed account equity strategies, though many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During 2016, 15% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 20% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 24% of our total separate account AUM as of December 31, 2016.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During 2016, blended asset and equity portfolios represented 71% and 23%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 6%. As of December 31, 2016, 78% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 18% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
During the year ended December 31, 2016, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios. Gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was approximately 85% during the calendar year 2016, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
The composition of our mutual fund and collective investment trust AUM as of December 31, 2016, by portfolio, is set forth in the table below:

	December 31, 2016
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual funds and collective investment trusts AUM	$8,969.6	$3,792.6	$118.9	$12,881.1
Our mutual funds and collective investment trusts contributed 64% of our total gross client inflows for the year ended December 31, 2016 and represented 41% of our total AUM as of December 31, 2016. As of December 31, 2016, our mutual funds and collective investment trust AUM consisted of 70% from blended asset portfolios, 29% from equity portfolios and 1% from fixed income portfolios, compared to 71% and 29% for blended asset and equity portfolios as of December 31, 2015. During the twelve months ended December 31, 2016, 78% and 20% of the gross client inflows were attributable to blended assets and equity portfolios, respectively.
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
Through our Platform/Sub-advisor Channel, we have relationships with consultants and manager research teams at platforms. We are focused on equity and fixed income portfolio assets in this channel through the selection of our funds within advisory programs, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 290 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014.
Components of Results of Operations
Overview
Changes to our operating results over time are largely driven by net client asset flows and changes to the market value of our AUM. The line item "market appreciation/(depreciation) and other" within our AUM tables throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes investment gains/(losses) on AUM and net flows from non-sales related activities including net reinvested dividends.
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
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.
Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our investment vehicles for the years ended December 31, 2016, 2015, and 2014:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
As of December 31, 2013	$26,835	$23,991.2	$50,826.2	53%	47%	100%
Gross client inflows	3,000.7	6,235.6	9,236.3
Gross client outflows	(5,313.8)	(7,213.7)	(12,527.5)
Market appreciation/(depreciation) & other	886.8	(620.2)	266.6
As of December 31, 2014	$25,408.7	$22,392.9	$47,801.6	53%	47%	100%
Gross client inflows	2,426.5	4,227.6	6,654.1
Gross client outflows	(6,391.2)	(11,260.4)	(17,651.6)
Market appreciation/(depreciation) & other	(708.6)	(653.3)	(1,361.9)
As of December 31, 2015	$20,735.4	$14,706.8	$35,442.2	59%	41%	100%
Gross client inflows	1,760.1	3,130.5	4,890.6
Gross client outflows	(5,729.0)	(7,215.4)	(12,944.4)
Acquired assets	1,234.2	1,660.1	2,894.3
Market appreciation/(depreciation) & other	801.2	599.1	1,400.3
As of December 31, 2016	$18,801.9	$12,881.1	$31,683.0	59%	41%	100%

Average AUM:	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
Average AUM for the year ended December 31, 2014	$26,823.8	$24,798.3	$51,622.1
Average AUM for the year ended December 31, 2015	$23,720.0	$18,780.5	$42,500.5
Average AUM for the year ended December 31, 2016	$20,266.1	$14,407.5	$34,673.6

The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2016, 2015, and 2014:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2013	$23,710.2	$25,977.0	$1,139	$50,826.2	47%	51%	2%	100%
Gross client inflows	4,820.5	4,094.8	321.0	9,236.3
Gross client outflows	(4,404.3)	(7,772.5)	(350.7)	(12,527.5)
Market appreciation/(depreciation) & other	1,152.6	(1,015.2)	129.2	266.6
As of December 31, 2014	$25,279.0	$21,284.1	$1,238.5	$47,801.6	53%	44%	3%	100%
Gross client inflows	4,327.3	2,047.1	279.7	6,654.1
Gross client outflows	(6,285.7)	(11,005.5)	(360.4)	(17,651.6)
Market appreciation/(depreciation) & other	(878.2)	(497.3)	13.6	(1,361.9)
As of December 31, 2015	$22,442.4	$11,828.4	$1,171.4	$35,442.2	64%	33%	3%	100%
Gross client inflows	3,240.0	1,286.9	363.7	4,890.6
Gross client outflows	(6,623.6)	(5,891.8)	(429.0)	(12,944.4)
Acquired assets	—	2,719.8	174.5	2,894.3
Market appreciation/(depreciation) & other	850.6	520.6	29.1	1,400.3
As of December 31, 2016	$19,909.4	$10,463.9	$1,309.7	$31,683.0	63%	33%	4%	100%

Average AUM:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Average AUM for the year ended December 31, 2014	$25,033.3	$25,386.0	$1,202.8	$51,622.1
Average AUM for the year ended December 31, 2015	$24,490.1	$16,815.8	$1,194.6	$42,500.5
Average AUM for the year ended December 31, 2016	$21,485.5	$11,884.5	$1,303.6	$34,673.6

The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 82% of our AUM as of December 31, 2016.

Key Strategies	AUM as of December 31, 2016 (in millions)	Inception Date	Annualized Returns as of December 31, 2016 (3)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (1)	Inception
Long-Term Growth 30%-80% Equity Exposure	$8,765.8	1/1/1973	3.7%	2.0%	6.9%	4.3%	6.0%	9.4%
Blended Benchmark: 55% S&P 500 Total Return / 45% Bloomberg Barclays Government/Credit Bond			8.0%	6.4%	9.1%	6.1%	5.1%	9.2%
Core Non-U.S. Equity	$5,433.5	10/1/1996	2.2%	(4.1)%	4.6%	1.1%	5.0%	7.1%
Benchmark: ACWIxUS Index			4.5%	(1.8)%	5.0%	1.0%	2.8%	4.6%
Growth with Reduced Volatility 20%-60% Equity Exposure	$4,077.1	1/1/1973	3.0%	1.6%	5.5%	4.0%	5.6%	8.7%
Blended Benchmark: 40% S&P 500 Total Return / 60% Bloomberg Barclays Government/Credit Bond			6.7%	5.5%	7.2%	5.7%	5.2%	8.8%
Equity-Oriented	$2,670.0	1/1/1993	4.3%	1.7%	8.9%	4.2%	6.2%	9.5%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			9.7%	5.6%	10.9%	5.7%	4.7%	8.3%
Equity-Focused Blend	$1,085.3	4/1/2000	4.0%	2.1%	7.8%	4.5%	6.5%	6.5%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			8.4%	5.2%	9.3%	5.6%	4.9%	4.9%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,043.6	1/1/1995	5.5%	2.5%	10.6%	5.1%	6.9%	10.6%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			11.1%	6.4%	12.7%	5.9%	4.5%	8.7%
Core U.S. Equity	$762.8	7/1/2000	7.6%	4.0%	11.3%	5.6%	N/A (2)	6.7%
Benchmark: Russell 3000® Index			12.7%	8.4%	14.7%	7.1%	4.8%	5.1%
Conservative Growth	$710.3	4/1/1992	2.3%	1.5%	3.4%	3.8%	5.1%	6.0%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			3.8%	3.2%	4.0%	4.5%	5.0%	6.2%
Aggregate Fixed Income	$511.4	1/1/1984	2.6%	2.4%	2.3%	4.4%	4.9%	7.4%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			2.7%	3.0%	2.2%	4.3%	5.2%	7.3%
Rainier International Small Cap	$466.6	3/28/2012	(6.7)%	2.5%	N/A (2)	N/A (2)	N/A (2)	11%
Benchmark: MSCI ACWIxUS Small Cap Index			3.9%	0.8%	N/A (2)	N/A (2)	N/A (2)	5.2%
Disciplined Value	$367.8	11/1/2003	13.4%	7.2%	11.3%	8.4%	N/A (2)	10.4%
Benchmark: Russell 1000 Value			17.3%	8.6%	14.8%	5.7%	6.6%	8.3%
__________________________

(1)
The market cycle performance numbers are calculated from April 1, 2000 to December 31, 2016. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

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
The Company serves as the investment adviser for Manning & Napier Fund, Inc., Rainier Investment Management Mutual Funds, Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. These funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company, and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $12.9 billion, or 41%, of our AUM as of December 31, 2016. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $18.8 billion, or 59%, of our AUM as of December 31, 2016, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund. For the years ended December 31, 2016, 2015 and 2014, approximately 97%, 95% and 95%, respectively, of our revenue was earned from clients located in the United States.
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

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals and equity-based compensation issued under our equity compensation plan. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets, variations in the level of our AUM and revenues, changes in our stock price reflected in our share-based compensation and/or the number of awards issued. In addition, incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over the trailing one-, two- and three-year time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary based on absolute and relative investment performance.

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various platforms that distribute our mutual funds and collective trust funds, as well as costs for custodial services, shareholder services and 12b-1 distribution. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries.

•
Other operating costs. Other operating costs include accounting, legal and other professional service fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business. In addition, included within other operating costs are any goodwill and/or intangible asset impairment charges and the net change in the fair value of our contingent consideration obligations related to our acquisition of Rainier.

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, changes in liability under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A units of Manning & Napier Group, gains (losses) related to investment securities sales and changes in values of those investment securities designated as trading. Interest expense primarily related to unused commitment fees and amortization of debt issuance costs. Due to the termination of our revolving credit agreement in early 2017, we do not anticipate these costs to continue in 2017. We expect the interest and investment components of non-operating income (loss) to fluctuate based on market conditions, the performance of our investments and the overall amount of our investments held by the Company to provide initial cash seeding for product development purposes.
Provision for Income Taxes
The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC") or a “C-Corporation”. As such, the entities functioning as LLC’s are not liable for or able to benefit from U.S. federal or most state and local income taxes on their earnings, and their earnings (losses) will be included in the personal income tax returns of each entity’s unit holders. The entities functioning as C-Corporations are liable for or able to benefit from U.S. federal and state and local income taxes on their earnings and losses, respectively.
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 17.4% in Manning & Napier Group as of December 31, 2016, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting ("GAAP") and related rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Accordingly, actual results could differ from these estimates or assumptions and may have a material effect on the consolidated financial statements.
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
Revenue Recognition
The majority of our revenues are based on fees charged to manage customers’ portfolios. Investment management fees are generally computed as a percentage of AUM and recognized as earned. Fees for providing investment advisory services are computed and billed in accordance with the provisions of the applicable investment management agreements. For our separately managed accounts, clients either pay investment management fees in advance, typically for a semi-annual or quarterly period, or in arrears, typically for a monthly or quarterly period. When investment management fees are paid in advance, we defer the revenue and recognize it over the applicable period. When investment management fees are paid in arrears, we estimate revenues based on AUM market values as of the most recent month end date, and adjust to actual when billed. For mutual funds and collective investment trust vehicles, our fees are calculated and earned daily based on AUM. Investment management fees are presented net of cash rebates and fees waived pursuant to contractual expense limitations of the funds.
We are contractually obligated to make payments to certain advisory clients with the intent of providing those clients a discounted fee. In accordance with Accounting Standard Codification ("ASC") 605-50, Revenue Recognition - Customer Payments and Incentives, these payments are presented as a reduction to revenue. Incentives reported as a reduction to revenue for the years ended December 31, 2016, 2015 and 2014 were approximately $12.1 million, $9.8 million and $8.5 million, respectively.
We have agreements with third parties who provide distribution and administrative services for its mutual funds, collective investment trusts and certain separately managed accounts. Third party agreements are evaluated against Financial Accounting Standards Board ("FASB") ASC 605-45 Revenue Recognition - Principal Agent Considerations to determine whether revenue should be reported gross or net of payments to third-party service providers. In management's judgment there are various indicators that support gross revenue reporting, the most notable being we act as primary obligor and therefore principal service provider. Based on this evaluation, investment management service revenue is recorded gross of distribution and administrative fees paid to third parties.
In the quarter ended September 30, 2016, we revised our treatment of payments made to certain advisory clients, in accordance with ASC 605-50, Revenue Recognition - Customer Payments and Incentives to properly present these payments as a reduction to revenue. We assessed the materiality of this item on the fiscal year ended December 31, 2015, and all prior and subsequent periods, and concluded that the reclassification was not material to any such periods. The statements of operations for the years ended December 31, 2015 and 2014 included herein have been revised to reflect the proper presentation of investment management services revenue and distribution, servicing and custody expenses. The reclassification has no impact on operating income or net income. Average fees and expenses presented as a percentage of revenue throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" have been revised to reflect the reclassification. See Note 2, "Summary of Significant Accounting Policies - Basis of Presentation" to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K for additional information.
Because the majority of our revenues are earned based on AUM that has been determined using fair value methods and since market appreciation/depreciation has a significant impact on our revenue, we have presented our AUM using the GAAP framework for measuring fair value. A fair value hierarchy is provided that gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:

•	Level 1—observable inputs such as quoted prices in active markets for identical securities;

•	Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and

•	Level 3—significant unobservable inputs (including our own assumptions in determining the fair value of investments).
The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2016 AUM	$20,108	$11,575	$—	$31,683
December 31, 2015 AUM	$21,188	$14,254	$—	$35,442
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
We serve as the investment adviser for the Fund, Exeter Trust Company Collective Investment Trusts (“CIT”) Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust. The Fund, CIT, Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. We hold, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors) and consolidate each of these entities where it has a controlling financial interest or a majority voting interest.
We make initial seed investments in sponsored investment portfolios to develop new products and services for our clients. The original seed investment may be held in a separately managed account, comprised solely of the our investments or within a mutual fund, where our investment may represent all or only a portion of the total equity invested in the mutual fund. We evaluate our seed investments on a regular basis and consolidate such mutual funds for which it holds a controlling financial interest. When we no longer hold a financial controlling interest, we deconsolidate the fund and classify the remaining investment as either an equity method investment or as trading securites, as applicable.
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
Goodwill
Goodwill represents the excess of the cost of our investment in net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with our acquisition of Rainier in 2016 and all past acquisitions to our single reporting unit. Goodwill is tested for impairment by comparing the fair value of the reporting unit associated with the goodwill to the reporting unit's recorded value. If the fair value of the reporting unit is less than its recorded value an impairment loss will be recorded.
The annual test of goodwill indicated that there were no facts or circumstances occurring in 2016 suggesting possible impairment. The impairment tests included certain underlying key assumptions regarding future overall market trends and our operating performance. If actual future market results and our operating performance vary unfavorably to those included in our financial forecast, we may be subject to impairment charges related to its goodwill.
Intangible Assets
Indefinite-lived intangible assets primarily represent the cost of mutual fund management contracts acquired. Investment management agreements without a contractual termination date are classified as indefinite-lived intangible assets based upon the following: (i) there is no legal or statutory limitation on the contract period to manage these investment products; (ii) we expect to, and have the ability to operate these investment products indefinitely; (iii) the investment products have multiple investors and are not reliant on an individual investor or small group of investors for their continued operation; (iv) the current competitive environment does not indicate a finite life; and (v) there is a high likelihood of continued renewal based on historical experience. The assumption that investment management agreements are indefinite-lived assets is reviewed at least annually or more frequently if facts and circumstances indicate that the useful life is no longer indefinite. Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the assets to their recorded values.
Amortizing identifiable intangible assets generally represent the cost of client relationships and trademarks acquired. In valuing these assets, we make assumptions regarding useful lives, projected growth rates and expected cash flows, and significant judgment is required. Definite-lived intangible assets are tested only when there are indications of impairment. To complete the tests for potential impairment of definite-lived intangible assets, we use a two-step process. The first step compares the fair value of the asset, based on undiscounted cash flows, to the recorded value of the asset. If the recorded value of the asset exceeds the fair value, a second step must be performed. The second step compares the fair value of the asset, based on discounted cash flows, to the carrying value of the asset.
During the year ended December 31, 2016, we recorded an impairment loss of approximately $6.6 million as further discussed in Note 9, "Goodwill and Intangible Assets" to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K. No impairment charges were recognized during the years ended December 31, 2015 and 2014.
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2016, we have not recorded a valuation allowance on deferred tax assets. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
In connection with the Company's initial public offering ("IPO"), the TRA was entered into between Manning & Napier and the holders of Manning & Napier Group, pursuant to which Manning & Napier is required to pay to such holders 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that Manning & Napier actually realizes, or is deemed to realize in certain circumstances, as a result of (i) certain tax attributes of their units sold to Manning & Napier or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the TRA and (ii) tax benefits related to imputed interest.
At December 31, 2016 we have recorded a total liability of $37.1 million, representing the payments due to the selling unit holders under the TRA. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recent accounting pronouncements" to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Period-to-Period
	2016	2015	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$20,735.4	$25,408.7	$(4,673.3)	(18)%
Gross client inflows	1,760.1	2,426.5	(666.4)	(27)%
Gross client outflows	(5,729.0)	(6,391.2)	662.2	10%
Acquired assets	1,234.2	—	1,234.2	*
Market appreciation/(depreciation) & other	801.2	(708.6)	1,509.8	213%
Ending assets under management	$18,801.9	$20,735.4	$(1,933.5)	(9)%
Mutual funds and collective investment trusts
Beginning assets under management	$14,706.8	$22,392.9	$(7,686.1)	(34)%
Gross client inflows	3,130.5	4,227.6	(1,097.1)	(26)%
Gross client outflows	(7,215.4)	(11,260.4)	4,045.0	36%
Acquired assets	1,660.1	—	1,660.1	*
Market appreciation/(depreciation) & other	599.1	(653.3)	1,252.4	192%
Ending assets under management	$12,881.1	$14,706.8	$(1,825.7)	(12)%
Total assets under management
Beginning assets under management	$35,442.2	$47,801.6	$(12,359.4)	(26)%
Gross client inflows	4,890.6	6,654.1	(1,763.5)	(27)%
Gross client outflows	(12,944.4)	(17,651.6)	4,707.2	27%
Acquired assets	2,894.3	—	2,894.3	*
Market appreciation/(depreciation) & other	1,400.3	(1,361.9)	2,762.2	203%
Ending assets under management	$31,683.0	$35,442.2	$(3,759.2)	(11)%
________________________

(*)	Percentage change not meaningful
Our AUM decreased by $3.8 billion, or 11%, to $31.7 billion at December 31, 2016 from $35.4 billion at December 31, 2015 as a result of net client outflows of $8.1 billion, partially offset by market appreciation and other changes of $1.4 billion and acquired assets of $2.9 billion. We believe the decrease is driven by recent performance headwinds and a trend towards passive investing especially amongst institutional investors. We experienced a decline in the volume of gross client outflows and gross client inflows during the year ended December 31, 2016 compared to 2015. Gross client outflows decreased 27% from $17.7 billion for the year ended December 31, 2015 to $12.9 billion for the year ended December 31, 2016, while gross client inflows also decreased by 27%. We believe the decline in gross client outflows is the result of improved short term performance over the first three quarters of 2016 and servicing efforts to stabilize client relationships. Our performance advantage was eroded in the fourth quarter with strong post U.S. election rallies in Financials, Energy and other areas under-represented in our portfolios. Our ability to improve cash flows going forward will depend in part on our ability to sustain improved performance and thus improve our one, three and five year track record across our key strategies. In addition, we have received a cancellation notice from a retirement plan relationship that represents approximately 7% of our AUM as of December 31, 2016. Cash outflows from this relationship are expected to occur during the second quarter of 2017.
By portfolio, our net client outflows were concentrated in our equity portfolios, which experienced net outflows of $4.6 billion during the year ended December 31, 2016 while our blended asset and fixed income portfolios experienced net outflows of $3.4 billion and $0.1 billion, respectively.
The composition of our AUM was 59% in separate accounts and 41% in mutual funds and collective investment trusts as of December 31, 2016, consistent with December 31, 2015. The composition of our AUM across portfolios at December 31,

2016 was 63% in blended assets, 33% in equity, and 4% in fixed income, compared to 64% in blended assets, 33% in equity, and 3% in fixed income at December 31, 2015.
With regard to our separate accounts, gross client inflows of $1.8 billion were offset by approximately $5.7 billion of gross client outflows during the year ended December 31, 2016. The $1.8 billion of gross client inflows included $0.8 billion into our blended asset portfolios, $0.7 billion into our equity portfolios and $0.3 billion into fixed income. During the year ended December 31, 2016, 66% of our separate account gross client inflows were derived from our Direct Channel with 45% representing contributions from existing Direct Channel relationships. Across all channels, gross client outflows were split with 43% withdrawals from existing accounts and 57% representing client cancellations. Our blended asset and equity portfolios experienced net client outflows of approximately $1.5 billion and $2.4 billion, respectively. Our separate account clients redeemed assets at a rate of 28% during the year ended December 31, 2016, compared to a 25% for the year ended December 31, 2015. The annualized separate account retention rate was 85% for the year ended December 31, 2016 down slightly from 89% for the year ended December 31, 2015.
Net client outflows of $4.1 billion from our mutual fund and collective investment trusts included gross client inflows of $3.1 billion offset by gross client outflows of $7.2 billion during the year ended December 31, 2016. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $2.4 billion, or 78%, of mutual fund and collective trust fund gross client inflows during the year ended December 31, 2016. Gross client outflows were predominantly direct and intermediary channel cancellations and withdrawals from defined contribution and institutional relationships. With regard to gross client outflows, $4.3 billion, or 60%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products. The remaining net cash flow was concentrated in our Non U.S. Equity products including our World Opportunities Series and Overseas Series.
The following table sets forth our results of operations and other data for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016		Period-to-Period
	2016	2015	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue, net	$248,937	$318,043	$(69,106)	(22)%
Expenses
Compensation and related costs	88,622	103,992	(15,370)	(15)%
Distribution, servicing and custody expenses	34,468	49,238	(14,770)	(30)%
Other operating costs	36,639	36,261	378	1%
Total operating expenses	159,729	189,491	(29,762)	(16)%
Operating income	89,208	128,552	(39,344)	(31)%
Non-operating income (loss)
Non-operating income (loss), net	1,574	(6,961)	8,535	*
Income before provision for income taxes	90,782	121,591	(30,809)	(25)%
Provision for income taxes	8,374	4,639	3,735	81%
Net income attributable to controlling and noncontrolling interests	82,408	116,952	(34,544)	(30)%
Less: net income attributable to noncontrolling interests	73,134	103,738	(30,604)	(30)%
Net income attributable to Manning & Napier, Inc.	$9,274	$13,214	$(3,940)	(30)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.63	$0.91
Diluted	$0.62	$0.90
Weighted average shares of Class A common stock outstanding
Basic	13,948,433	13,736,042
Diluted	14,161,782	13,964,846
Cash dividends declared per share of Class A common stock	$0.64	$0.64

Other financial and operating data
Economic net income (1)	$55,377	$78,333	$(22,956)	(29)%
Economic net income per adjusted share (1)	$0.68	$0.92
Weighted average adjusted Class A common stock outstanding (1)	81,981,998	84,763,495
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $69.1 million, or 22%, to $248.9 million for the year ended December 31, 2016 from $318.0 million for the year ended December 31, 2015. This decrease was driven primarily by a $7.8 billion or 18%, decrease in our average AUM to $34.7 billion for the year ended December 31, 2016 from $42.5 billion for the year ended December 31, 2015. Average AUM decreased as a result of net client outflows of $8.1 billion partially offset by market appreciation and other changes of $1.4 billion and acquired assets of $2.9 billion. Our blended asset and equity portfolios experienced AUM decreases of 11% and 12%, respectively, during the year ended December 31, 2016. The outflows were largely attributable to challenging portfolio performance relative to benchmarks.
Our average separately managed account fee was 0.63% for the years ended December 31, 2016 and 2015. For the years ended December 31, 2016 and 2015, separately managed account standard fees ranged from 15 basis points to 125 basis points depending investment objective and account size. As of December 31, 2016, the concentration of investments in our separately managed account assets was 59% blended assets, 34% equity and 7% fixed income, compared to 58% blended assets, 37% equity and 5% fixed income as of December 31, 2015.

Our average fee on mutual fund and collective investment trust products decreased to 0.77% for the year ended December 31, 2016 from 0.82% for the year ended December 31, 2015. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investments trusts to those with lower fees. For the years ended December 31, 2016 and 2015 the management fees earned on our mutual funds and collective investment trusts ranged from 24 basis points to 100 basis points, depending on investment strategy. As of December 31, 2016, the concentration of investments in our mutual fund and collective investment trusts was 70% blended assets, 29% equity and 1% fixed income, compared to 71% blended assets and 29% equity of December 31, 2015.
Operating Expenses
Our operating expenses decreased by $29.8 million, or 16%, to $159.7 million for the year ended December 31, 2016 from $189.5 million for the year ended December 31, 2015.
Compensation and related costs decreased by $15.4 million, or 15%, to $88.6 million for the year ended December 31, 2016 from $104.0 million for the year ended December 31, 2015. The decrease of $15.4 million was primarily due to lower incentive compensation costs, including compensation costs for our investment team and sales professionals, resulting from investment performance and net client outflows during the respective periods. In addition, included within compensation and related costs for the years ended December 31, 2016 and 2015 is $2.9 million and $5.5 million, respectively, of equity-based compensation under our long-term incentive plan. This decrease was driven by the vesting of previously issued equity awards and the forfeiture of awards during the year ended December 31, 2016. When considered as a percentage of revenue, compensation and related costs for the year ended December 31, 2016 were 36%, compared to 33% in 2015.
Distribution, servicing and custody expenses decreased by $14.8 million, or 30%, to $34.5 million for the year ended December 31, 2016 from $49.2 million for the year ended December 31, 2015. The decrease was generally attributable to a 23% decrease in mutual funds and collective investment trusts average AUM for the year ended December 31, 2016 compared to December 31, 2015. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 31% for the year ended December 31, 2016, compared to 31% for the year ended December 31, 2015.
Other operating costs increased by $0.4 million, or 1%, to $36.6 million for the year ended December 31, 2016 from $36.3 million for the year ended December 31, 2015. As a percentage of revenue, other operating costs for the year ended December 31, 2016 was 15%, compared with 11% for the year ended December 31, 2015. Other operating costs for 2016 include a non-cash intangible asset impairment charge of $6.6 million, partially offset by a reduction in our contingent consideration liability of $3.5 million, both related to our acquisition of Rainier. The remaining change in other operating costs is driven by a general reduction in costs associated with managing the day-to-day operations given the reduction in our AUM. Excluding the impacts from the non-cash intangible asset impairment charge and reduction in our contingent liability, our other operating costs as a percentage of revenue was 13% for 2016, compared with 11% for 2015.
Non-Operating Income (Loss)
Non-operating income for the year ended December 31, 2016 was $1.6 million, an increase of $8.5 million, from non-operating loss of $7.0 million for the year ended December 31, 2015. Included in non-operating income for 2016 was $0.2 million in net income on investments we held to provide initial cash seeding for product development purposes, compared to a net loss of $4.4 million in 2015. In addition, we recognized $1.5 million of non-operating income in 2016 and $2.8 million of non-operating loss in 2015, both related to changes in our expected tax benefits under the tax receivable agreement and the corresponding payment of such benefits under the agreement. The change in non-operating income during the year ended December 31, 2016 as compared to 2015 was partially offset by an increase in interest expense, which was $0.8 million in 2016 and $0.3 million in 2015. This increase was driven primarily by the credit facility we entered into in 2015 and we do not anticipate significant interest expense in future years with the termination of the credit facility in early 2017.
Provision for Income Taxes
The Company’s tax provision increased by $3.7 million, or 81%, to $8.4 million for the year ended December 31, 2016 from $4.6 million for the year ended December 31, 2015. The increase was primarily driven by a benefit of $3.2 million during the year ended December 31, 2015 resulting from the release of uncertain tax positions that increased our expectation of future tax benefits under the tax receivable agreement and from a reduction in the effective tax rate during the year ended December 31, 2016, which led to decrease in our expected future tax benefits. This increase was partially offset by a decrease in the taxable earnings as compared to the prior year.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Period-to-Period
	2015	2014	$	%
Separately managed accounts	(in millions)
Beginning assets under management	$25,408.7	$26,835.0	$(1,426.3)	(5)%
Gross client inflows	2,426.5	3,000.7	(574.2)	(19)%
Gross client outflows	(6,391.2)	(5,313.8)	(1,077.4)	(20)%
Market appreciation/(depreciation) & other	(708.6)	886.8	(1,595.4)	(180)%
Ending assets under management	$20,735.4	$25,408.7	$(4,673.3)	(18)%
Mutual funds and collective investment trusts
Beginning assets under management	$22,392.9	$23,991.2	$(1,598.3)	(7)%
Gross client inflows	4,227.6	6,235.6	(2,008.0)	(32)%
Gross client outflows	(11,260.4)	(7,213.7)	(4,046.7)	(56)%
Market appreciation/(depreciation) & other	(653.3)	(620.2)	(33.1)	5%
Ending assets under management	$14,706.8	$22,392.9	$(7,686.1)	(34)%
Total assets under management
Beginning assets under management	$47,801.6	$50,826.2	$(3,024.6)	(6)%
Gross client inflows	6,654.1	9,236.3	(2,582.2)	(28)%
Gross client outflows	(17,651.6)	(12,527.5)	(5,124.1)	(41)%
Market appreciation/(depreciation) & other	(1,361.9)	266.6	(1,628.5)	(611)%
Ending assets under management	$35,442.2	$47,801.6	$(12,359.4)	(26)%
The total AUM decrease of $12.4 billion, or 26%, to $35.4 billion at December 31, 2015 from $47.8 billion at December 31, 2014 as a result of net client outflows of $11.0 billion and market depreciation and other changes of $1.4 billion. The net client outflows during the year were primarily driven by challenging near-term investment performance in a number of our key investment strategies. By portfolio, our AUM decreases were concentrated in our equity portfolios, which decreased by 44% during the year ended December 31, 2015 while our blended asset and fixed income portfolios decreased by 11% and 5%, respectively. Market depreciation and other changes during the year ended December 31, 2015 constituted a 2.8% decrease in our total AUM. The blended investment loss was 2.8% in separately managed accounts and 2.9% in mutual funds and collective investment trusts.
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
The following table sets forth our results of operations and other data for the years ended December 31, 2015 and 2014:

	Year Ended December 31,		Period-to-Period
	2015	2014	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue, net	$318,043	$396,998	$(78,955)	(20)%
Expenses
Compensation and related costs	103,992	158,183	(54,191)	(34)%
Distribution, servicing and custody expenses	49,238	68,698	(19,460)	(28)%
Other operating costs	36,261	35,624	637	2%
Total operating expenses	189,491	262,505	(73,014)	(28)%
Operating income	128,552	134,493	(5,941)	(4)%
Non-operating income (loss)
Non-operating income (loss), net	(6,961)	1,902	(8,863)	*
Income before provision for income taxes	121,591	136,395	(14,804)	(11)%
Provision for income taxes	4,639	12,660	(8,021)	(63)%
Net income attributable to controlling and noncontrolling interests	116,952	123,735	(6,783)	(5)%
Less: net income attributable to noncontrolling interests	103,738	114,418	(10,680)	(9)%
Net income attributable to Manning & Napier, Inc.	$13,214	$9,317	$3,897	42%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.91	$0.68
Diluted	$0.90	$0.67
Weighted average shares of Class A common stock outstanding
Basic	13,736,042	13,678,494
Diluted	13,964,846	13,881,437
Cash dividends declared per share of Class A common stock	$0.64	$0.72

Other financial and operating data
Economic income (1)	$121,591	$174,971	$(53,380)	(31)%
Economic net income (1)	$78,333	$108,045	$(29,712)	(27)%
Economic net income per adjusted share (1)	$0.92	$1.22
Weighted average adjusted Class A common stock outstanding (1)	84,763,495	88,508,381
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful

Revenues
Our investment management services revenue decreased by 79.0 million, or 20%, to $318.0 million for the year ended December 31, 2015 from $397.0 million for the year ended December 31, 2014. This decrease was driven primarily by a $9.1 billion or 18%, decrease in our average AUM to $42.5 billion for the year ended December 31, 2015 from $51.6 billion for the year ended December 31, 2014. Average AUM decreased as a result of net client outflows of $11.0 billion and market depreciation and other changes of $1.4 billion. By portfolio, our AUM decreases were concentrated in our equity portfolios, which decreased by 44% during the year ended December 31, 2015. The outflows were largely attributable to challenging portfolio performance relative to benchmarks.
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
Our average fee on mutual fund and collective investment trust products decreased to 82 basis points for the year ended December 31, 2015 from 86 basis points for the year ended December 31, 2014. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective investments trusts to those with lower fees. For the years ended December 31, 2015 and 2014 the management fees earned on our mutual funds and collective investment trusts ranged from 24 basis points to 100 basis points, depending on investment strategy. As of December 31, 2015, the concentration of investments in our our mutual fund and collective investment trusts was 71% blended assets and 29% equity, compared to 54% blended assets and 46% equity of December 31, 2014.
Operating Expenses
Our operating expenses decreased by $73.0 million, or 28%, to $189.5 million for the year ended December 31, 2015 from $262.5 million for the year ended December 31, 2014.
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
Distribution, servicing and custody expenses decreased by $19.5 million, or 28%, to $49.2 million for the year ended December 31, 2015 from $68.7 million for the year ended December 31, 2014. The decrease was generally attributable to a 24% decrease in mutual funds and collective investment trusts average AUM for the year ended December 31, 2015 compared to December 31, 2014. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expenses was 31% for the years ended December 31, 2015 and 2014.
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
Economic income for the twelve months ended December 31, 2014, 2013 and 2012 excluded from income before provision for income taxes the reorganization-related share-based compensation, which resulted in non-cash compensation expense reported over the vesting period. Upon the consummation of our IPO, the vesting terms related to the ownership by our employees, other than William Manning, were modified such that 85% of their pre-IPO ownership interests were subject to service and performance-based vesting through 2014. Such new vesting terms did not result in an increase to the number of outstanding shares of the Company’s Class A common stock or the adjusted share count. As a result of such vesting requirements, the Company recognized non-cash compensation charges through 2014. For periods beginning in 2015, economic income is equivalent to income before provision for income taxes.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group, LLC into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group, LLC allocated to the units of Manning & Napier Group, LLC is treated as if it were allocated to Manning & Napier and represents an estimate of income tax expense at an effective rate of 39.0% for 2016, 35.6% for 2015 and 38.25% for 2014, 2013 and 2012, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the total number of adjusted Class A common shares outstanding. The number of adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group, LLC and unvested equity awards are converted into the Company’s outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group, LLC.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.

 The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$9,274	$13,214	$9,317	$2,656	$2,469
Add back: Net income attributable to noncontrolling interests	73,134	103,738	114,418	74,285	73,950
Add back: Provision for income taxes	8,374	4,639	12,660	9,128	8,160
Income before provision for income taxes	90,782	121,591	136,395	86,069	84,579
Add back: reorganization-related share-based compensation	—	—	38,576	81,423	72,274
Economic income	90,782	121,591	174,971	167,492	156,853
Adjusted income taxes (Non-GAAP)	35,405	43,258	66,926	64,066	59,996
Economic net income (Non-GAAP)	$55,377	$78,333	$108,045	$103,426	$96,857

Weighted average shares of Class A common stock outstanding - Basic	13,948,433	13,736,042	13,678,494	13,617,823	13,583,873
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	66,459,691	69,280,947	74,162,792	75,993,040	76,400,000
Weighted average unvested restricted share-based awards	1,573,874	1,746,506	667,095	280,991	—
Weighted average adjusted shares (Non-GAAP)	81,981,998	84,763,495	88,508,381	89,891,854	89,983,873

Economic net income per adjusted share (Non-GAAP)	$0.68	$0.92	$1.22	$1.15	$1.08

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable, and investment securities held by us for the purposes of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$100,819	$117,591	$124,992
Accounts receivable	$22,195	$24,280	$39,283
Due from broker	$—	$3,962	$5,391
Due from broker - consolidated funds	$—	$3,510	$—
Investment securities	$36,475	$21,460	$26,915
Investment securities - consolidated funds	$995	$1,107	$—
Amounts payable under tax receivable agreement (1)	$37,073	$41,939	$41,249

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
In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions. As of December 31, 2016, we had a revolving credit agreement that provided borrowing capacity of up to $100.0 million. As discussed further in Note 20, "Subsequent Events", we terminated the revolving credit agreement on January 12, 2017 and no amounts had been borrowed and thus none were outstanding. Our decision to terminate the facility was based on an evaluation of factors including the cost of the facility, the anticipated need to finance capital or other projects, and the sufficiency of liquidity and capital resources.
We believe cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, including short-term investments and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2016, 2015 and 2014. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the tax receivable agreement and contingent consideration, deferred income tax expense, impairments and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, purchases and redemptions of investments classified as available-for-sale, purchases of property and equipment and net cash paid for acquisitions. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by the noncontrolling interests of Manning & Napier Group.

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$89,698	$128,718	$174,037
Net cash (used in) provided by investing activities	(20,672)	2,073	(11,567)
Net cash used in financing activities	(85,798)	(138,192)	(162,728)
Net change in cash flows	$(16,772)	$(7,401)	$(258)
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Operating Activities
Operating activities provided $89.7 million and $128.7 million of net cash for the years ended December 31, 2016 and 2015, respectively. This overall $39.0 million decrease in net cash provided by operating activities was due to a decrease in net income after adjustment for non-cash items of approximately $37.2 million driven by lower revenues resulting primarily from changes in our average AUM. This decrease in cash provided by operating activities for the year ended December 31, 2016 compared to 2015 was also due to a decrease of $11.8 million in operating assets and liabilities attributable to lower revenues, partially offset by an increase in $10.0 million of cash from trading activity of consolidated funds due to the timing of product seeding.
Investing Activities
Investing activities used $20.7 million and provided $2.1 million of net cash for the years ended December 31, 2016 and 2015, respectively. The increase in cash used by investing activities was primarily driven by changes in investing activities of $14.0 million due to our funding of and timing of activity within our investment securities. We used approximately $19.7 million for the purchase of short-term investments for short-term cash management during the year ended December 31, 2016, which was partially offset by a decrease of approximately $5.8 million compared to 2015 in investing activity within our investment securities for the seeding of new products. In addition, we utilized $9.3 million for acquisitions during 2016 and property and equipment purchases decreased by $0.5 million for the year ended December 31, 2016 compared with 2015.
Financing Activities
Financing activities used $85.8 million and $138.2 million of net cash for the years ended December 31, 2016 and 2015, respectively. This overall $52.4 million decrease in net cash used was primarily the result of a reduction in distributions to noncontrolling interests of $30.4 million due to lower income after adjustment for non-cash items in 2016 compared to 2015. This decrease in cash used in financing activities was also driven by a decrease of $21.6 million of cash used for the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO of $16.1 million in 2016, compared to $37.7 million in 2015. This decrease was due to a lower exchange price and a lower number of units exchanged in 2016. In addition, we used cash of $9.5 million for dividends paid on Class A common stock in 2016, compared to $10.2 million in 2015. These decreases were partially offset by an increase in cash used for the payment of shares withheld to satisfy tax withholding of $0.9 million in 2016 due to the timing and amount of restricted share units vesting during the period.
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
Investing Activities
Investing activities provided $2.1 million and used $11.6 million of net cash for the years ended December 31, 2015 and 2014, respectively. The increase in cash provided by investing activities was primarily driven by changes in investing activities of $8.7 million due to our funding of and timing of activity within our investment securities for the seeding of new products. In addition, we utilized $2.1 million for acquisitions during 2014 and property and equipment purchases decreased by $2.8 million for the year ended December 31, 2015 compared with 2014. The decrease in property and equipment purchases was mainly driven by leasehold improvements in 2014 for our primary office facility in Fairport, New York.
Financing Activities
Financing activities used $138.2 million and $162.7 million of net cash for the years ended December 31, 2015 and 2014, respectively. This overall $24.5 million decrease in net cash used was primarily the result of a decrease in distributions to noncontrolling interests of $30.9 million due to lower income after adjustment for non-cash items in 2015 compared to 2014. This decrease was partially offset by an additional $5.3 million of cash related to the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO of $37.7 million in 2015, compared to $32.4 million in 2014. This increase in cash used was due to a larger number of units exchanged in 2015. In addition, we incurred approximately $0.6 million of payment of debt issuance costs during 2015 to enter into the revolving credit agreement.
Certain Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2016:

	Payment Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$4,240	$8,125	$7,591	$6,041	$25,997
Capital lease obligations	164	157	16	—	337
Amounts payable under tax receivable agreement (1)	2,364	5,035	5,438	24,236	37,073
Total	$6,768	$13,317	$13,045	$30,277	$63,407

__________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on the Company’s best estimate as of December 31, 2016, including the Company’s ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Critical Accounting Policies – Payments under the Tax Receivable Agreement” for more information.

Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2016.

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
The value of our AUM was $31.7 billion as of December 31, 2016. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $3.2 billion, which would cause an annualized increase or decrease in revenues of approximately $22.5 million at our current weighted average fee rate of 0.71%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed income securities, and investment in mutual funds, including the Fund for which MNA provides advisory services and short-term investments for cash management purposes. The value of these investment securities was approximately $37.5 million as of December 31, 2016 of which $15.6 million is classified as trading and $21.8 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by $3.7 million. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $31.7 billion as of December 31, 2016. As of December 31, 2016, approximately 16% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 16% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $0.5 billion, which would cause an annualized increase or decrease in revenues of approximately $3.7 million at our current weighted average fee rate of 0.71%.
Interest Rate Risk
At December 31, 2016, the Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of December 31, 2016. Additionally, given the current level of income we earn from our cash and cash equivalent balances, interest rate changes would not have a material impact on us.
Item 8.         Financial Statements and Supplementary Data.
Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-31 and are incorporated by reference in this Item 8.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
On April 30, 2016, we completed the acquisition of Rainier Investment Management, LLC ("Rainier”). We extended our oversight and monitoring processes that support our internal control over financial reporting, as appropriate, to include Rainier's financial position, results of operations and cash flow into our consolidated financial statements from the April 30, 2016 date of acquisition through December 31, 2016. We are continuing to integrate the acquired operations of Rainier into our overall internal control over financial reporting and related processes. Except as disclosed in this paragraph, there were no other changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Consistent with the guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of internal control over financial reporting related to Rainier. The Company acquired Rainier in a business combination on April 30, 2016. Rainier's total assets represented 4% of the Company's consolidated total assets as of December 31, 2016. Rainier's total revenues for the period April 30, 2016 through December 31, 2016 represented 5% of the Company's revenue for the year ended December 31, 2016.
Based on the assessment using those criteria, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
Our independent registered public accounting firm, which has audited the financial statements included in this Annual Report, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016. This report appears on page F-2 of this Annual Report.
Item 9B.     Other Information.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on June 14, 2017, which will be filed within 120 days of the end of our fiscal year ended December 31, 2016 (our “Proxy Statement”) and is incorporated herein by reference.
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
Item 14.     Principal Accounting Fees and Services
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Statements of Financial Condition as of December 31, 2016 and 2015

(ii)	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is included in our consolidated financial statements and in the notes thereto.

(b)	Exhibit Index:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Manning & Napier, Inc.(3)
3.2	Amended and Restated Bylaws of Manning & Napier, Inc.(3)
4.1	Form of specimen certificate representing Manning & Napier, Inc.’s Class A common stock.(1)
10.1	Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC.(3)
10.2	Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC.(3)
10.3	Exchange Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.4	Tax Receivable Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.5	Registration Rights Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto.(3)
10.6*	Manning & Napier, Inc. 2011 Equity Compensation Plan(3)
10.7*	Form of Restricted Stock Award Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan (6)
10.8*	Form of Stock Option Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan.(2)
10.9	Amended and Restated Shareholders Agreement of MNA Advisors, Inc.(3)
10.10	Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C.(3)
10.11*	Form of Indemnification Agreement.(2)
10.12*	Employment Agreement, dated September 8, 1992, of Patrick Cunningham(2)
10.13*	Employment Agreement, dated August 1, 1993, of Jeff Coons(2)
10.14*	Employment Agreement, dated June 28, 1993, of Charles Stamey(2)
10.15*	Employment Agreement, effective September 12, 2011, by and between Manning & Napier Advisors, Inc. and James Mikolaichik(2)
10.16	Purchase Agreement, by and between Manning & Napier, Inc. and Manning & Napier Group, LLC(3)
10.17	Purchase Agreement, by and between Manning & Napier, Inc. and M&N Group Holdings, LLC(3)

10.18*	Letter, dated October 31, 2011, by and between Manning & Napier Group, LLC and James Mikolaichik(3)
10.19*	Letter, dated October 27, 2011, by and between Manning & Napier Group, LLC and Patrick Cunningham(3)
10.20	First Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC(4)
10.21	First Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(4)
10.22	Second Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(5)
10.23	Amendment to Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC.(6)
10.24	Amendment to Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C.(6)
10.25	Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC.(6)
10.26	Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc.(6)
10.27	Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated March 31, 2015 (7)
10.28	Form of Redemption Agreement between Manning & Napier Capital Company and Manning & Napier Group, LLC, dated March 31, 2015 (8)
10.29	Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated April 27, 2016 (9)
10.30	Form of Redemption Agreement between Manning & Napier Capital Company and Manning & Napier Group, LLC, dated April 27, 2016 (10)
21.1	Subsidiaries of Manning & Napier, Inc.
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements.

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

(3)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2011.

(4)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2012.

(5)	Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013.

(6)	Incorporated by reference to the Annual Report on Form 10-K of Manning & Napier, Inc. for the fiscal year ended December 31, 2014.

(7)	Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2015.

(8)	Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 30, 2015.

(9)	Incorporated by reference to exhibit 10.1 to the Company's Current Report on the Form 8-K as filed with the Securities and Exchange Commission on May 2, 2016.

(10)	Incorporated by reference to exhibit 10.2 to the Company's Current Report on the Form 8-K as filed with the Securities and Exchange Commission on May 2, 2016.

Item 16.     Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 16, 2017

MANNING & NAPIER, INC.

By:	/s/ William Manning
	Name:	William Manning
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date

/s/ William Manning	Chief Executive Officer and Chairman of the Board of Directors	March 16, 2017
William Manning	(principal executive officer)

/s/ Beth H. Galusha	Principal Financial Officer	March 16, 2017
Beth H. Galusha	(principal financial and accounting officer)

/s/ Richard Barrington	Director	March 16, 2017
Richard Barrington

/s/ Richard Goldberg	Director	March 16, 2017
Richard Goldberg

/s/ Barbara Goodstein	Director	March 16, 2017
Barbara Goodstein

/s/ Edward J. Pettinella	Director	March 16, 2017
Edward J. Pettinella

/s/ Geoffrey Rosenberger	Director	March 16, 2017
Geoffrey Rosenberger

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Manning & Napier, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Manning & Napier, Inc. and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Rainier Investment Management, LLC from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Rainier Investment Management, LLC from our audit of internal control over financial reporting. Rainier Investment Management, LLC is a consolidated subsidiary of the Company whose total assets and total revenues represent 4% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/PricewaterhouseCoopers LLP
Rochester, New York
March 16, 2017

Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$100,819	$117,591
Accounts receivable	15,434	15,807
Accounts receivable—affiliated mutual funds	6,761	8,473
Due from broker	—	3,962
Due from broker - consolidated funds	—	3,510
Investment securities	36,475	21,460
Investment securities - consolidated funds	995	1,107
Prepaid expenses and other assets	4,883	4,638
Total current assets	165,367	176,548
Property and equipment, net	5,680	6,299
Net deferred tax assets, non-current	41,905	46,649
Goodwill	4,829	871
Other long-term assets	2,818	429
Total assets	$220,599	$230,796

Liabilities
Accounts payable	$2,053	$1,141
Accrued expenses and other liabilities	35,115	42,480
Deferred revenue	10,210	10,938
Total current liabilities	47,378	54,559
Other long-term liabilities	4,034	2,796
Amounts payable under tax receivable agreement, non-current	34,709	38,661
Total liabilities	86,121	96,016
Commitments and contingencies (Note 12)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 14,982,880 and 14,755,130 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	$150	$148
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	200,158	205,760
Retained deficit	(37,383)	(37,149)
Accumulated other comprehensive income	(13)	(3)
Total shareholders’ equity	162,912	168,756
Noncontrolling interests	(28,434)	(33,976)
Total shareholders’ equity and noncontrolling interests	134,478	134,780
Total liabilities, shareholders’ equity and noncontrolling interests	$220,599	$230,796
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Investment management services revenue, net	$248,937	$318,043	$396,998
Expenses
Compensation and related costs	88,622	103,992	158,183
Distribution, servicing and custody expenses	34,468	49,238	68,698
Other operating costs	36,639	36,261	35,624
Total operating expenses	159,729	189,491	262,505
Operating income	89,208	128,552	134,493
Non-operating income (loss)
Interest expense	(806)	(323)	(27)
Interest and dividend income	617	595	741
Change in liability under tax receivable agreement	1,536	(2,810)	2,014
Net gains (losses) on investments	227	(4,423)	(826)
Total non-operating income (loss)	1,574	(6,961)	1,902
Income before provision for income taxes	90,782	121,591	136,395
Provision for income taxes	8,374	4,639	12,660
Net income attributable to controlling and noncontrolling interests	82,408	116,952	123,735
Less: net income attributable to noncontrolling interests	73,134	103,738	114,418
Net income attributable to Manning & Napier, Inc.	$9,274	$13,214	$9,317

Net income per share available to Class A common stock
Basic	$0.63	$0.91	$0.68
Diluted	$0.62	$0.90	$0.67
Weighted average shares of Class A common stock outstanding
Basic	13,948,433	13,736,042	13,678,494
Diluted	14,161,782	13,964,846	13,881,437
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income attributable to controlling and noncontrolling interests	$82,408	$116,952	$123,735
Net unrealized holding loss on investment securities, net of tax	(9)	(5)	—
Reclassification adjustment for realized (gains) losses on investment securities included in net income	(1)	2	1
Comprehensive income	82,398	116,949	123,736
Less: Comprehensive income attributable to noncontrolling interest	73,124	103,735	114,419
Comprehensive income attributable to Manning & Napier, Inc.	$9,274	$13,214	$9,317

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock- Class A		Common Stock-Class B		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount		Retained Deficit			Total

Balance—January 1, 2014	13,634,246	$136	1,000	$—	$208,988	$(40,544)	$(1)	$(22,790)	$145,789
Net income	—	—	—	—	—	9,317	—	114,418	123,735
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(120,241)	(120,241)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	1	—	1
Common stock issued under equity compensation plan	79,294	1	—	—	(1)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units vested	—	—	—	—	(9)	—	—	(55)	(64)
Equity-based compensation	—	—	—	—	5,958	—	—	35,576	41,534
Dividends declared on Class A common stock - $0.72 per share	—	—	—	—	—	(9,860)	—	—	(9,860)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(5,652)	—	—	(26,531)	(32,183)
Balance—December 31, 2014	13,713,540	$137	1,000	$—	$209,284	$(41,087)	$—	$(19,623)	$148,711
Net income	—	—	—	—	—	13,214	—	103,738	116,952
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(89,338)	(89,338)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(3)	—	(3)
Common stock issued under equity compensation plan, net of forfeitures	1,041,590	11	—	—	(11)	—	—	—	—
Equity-based compensation	—	—	—	—	881	—	—	4,573	5,454
Dividends declared on Class A common stock - $0.64 per share	—	—	—	—	—	(9,276)	—	—	(9,276)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(4,394)	—	—	(33,326)	(37,720)
Balance—December 31, 2015	14,755,130	$148	1,000	$—	$205,760	$(37,149)	$(3)	$(33,976)	$134,780
Net income	—	—	—	—	—	9,274	—	73,134	82,408
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58,981)	(58,981)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(10)	—	(10)
Common stock issued under equity compensation plan, net of forfeitures	227,750	2	—	—	(2)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units vested	—	—	—	—	(162)	—	—	(791)	(953)
Equity-based compensation	—	—	—	—	494	—	—	2,383	2,877
Dividends declared on Class A common stock - $0.64 per share	—	—	—	—	—	(9,508)	—	—	(9,508)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(5,932)	—	—	(10,203)	(16,135)
Balance—December 31, 2016	14,982,880	$150	1,000	$—	$200,158	$(37,383)	$(13)	$(28,434)	$134,478
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$82,408	$116,952	$123,735
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,877	5,454	41,534
Depreciation and amortization	2,481	2,472	2,317
Change in amounts payable under tax receivable agreement	(1,536)	2,810	(2,014)
Change in contingent consideration liability	(3,500)	—	—
Impairment losses	6,575	—	—
Net (gains) losses on investment securities	(227)	4,423	826
Deferred income taxes	4,761	(666)	5,312
Amortization of debt issuance costs	519	104	—
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	3,816	7,897	519
Accounts receivable—affiliated mutual funds	1,732	7,106	882
Due from broker - consolidated funds	3,812	(5,000)	—
Investment securities - consolidated funds	—	(1,150)	—
Prepaid expenses and other assets	(475)	1,887	(1,563)
Accounts payable	(819)	(1,765)	1,430
Accrued expenses and other liabilities	(12,058)	(9,609)	(1,543)
Deferred revenue	(729)	(1,874)	805
Other long-term liabilities	61	(323)	1,797
Net cash provided by operating activities	89,698	128,718	174,037
Cash flows from investing activities:
Purchase of property and equipment	(311)	(854)	(3,694)
Sale of investments	10,267	12,552	11,295
Purchase of investments	(27,434)	(11,730)	(17,705)
Due from broker	4,022	—	—
Acquisitions, net of cash received	(9,321)	—	(2,068)
Proceeds from maturity of investments	2,105	2,105	605
Net cash (used in) provided by investing activities	(20,672)	2,073	(11,567)
Cash flows from financing activities:
Distributions to noncontrolling interests	(58,981)	(89,338)	(120,241)
Dividends paid on Class A common stock	(9,529)	(10,215)	(9,841)
Payment of shares withheld to satisfy withholding requirements	(953)	(64)	—
Payment of capital lease obligations	(200)	(233)	(245)
Purchase of Class A units of Manning & Napier Group, LLC	(16,135)	(37,720)	(32,401)
Payment of debt issuance costs	—	(622)	—
Net cash used in financing activities	(85,798)	(138,192)	(162,728)
Net decrease in cash and cash equivalents	(16,772)	(7,401)	(258)
Cash and cash equivalents:
Beginning of period	117,591	124,992	125,250
End of period	$100,819	$117,591	$124,992

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures:
Cash paid during the period for interest	$287	$323	$27
Cash paid during the period for taxes, net of refunds	$3,905	$4,758	$8,056
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$19	$121	$619
Equipment acquired through capital lease obligation	$142	$227	$89
Accrued dividends	$2,397	$2,361	$3,291

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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of December 31, 2016.

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
Revision of Previously Reported Consolidated Statements of Operations
In the year ended December 31, 2016, the Company revised its treatment of payments made to certain advisory clients, in accordance with Accounting Standard Codification ("ASC") 605-50, Revenue Recognition - Customer Payments and Incentives to properly present these payments as a reduction to revenue. The Company assessed the materiality of this item on its fiscal year ended December 31, 2015 and 2014, and concluded that the reclassification was not material to any such periods. The statements of operations for the twelve months ended December 31, 2015 and 2014 included herein have been revised to reflect the proper presentation of investment management services revenue and distribution, servicing and custody expenses. The reclassification has no impact on operating income or net income. The impact is illustrated below:

	Year Ended December 31,
	2015	2014
	(in thousands)
Investment management services revenue, as previously reported	$327,818	$405,465
Revision	(9,775)	(8,467)
Investment management services revenue, as revised	$318,043	$396,998

Distribution, servicing and custody expenses, as previously reported	$59,013	$77,165
Revision	(9,775)	(8,467)
Distribution, servicing and custody expenses, as revised	$49,238	$68,698
Principles of Consolidation
As of December 31, 2016, Manning & Napier holds an economic interest of approximately 17.4% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
All material intercompany transactions have been eliminated in consolidation.
In accordance with Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”). When utilizing the voting interest entity (“VOE”) model, controlling financial interest is generally defined as majority ownership of voting interests.
The Company provides seed capital to its investment teams to develop new products and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity invested in the

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment or as trading securities, as applicable.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”), Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust. The Fund, CIT, Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a voting interest entity (“VOE”). The Company holds, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.3 million and $1.2 million at December 31, 2016 and 2015, respectively. For the periods ended December 31, 2016 and 2015, the Company maintained a controlling financial interest in one mutual fund, Manning & Napier Fund, Inc. Quality Equity Series, and consolidated the mutual fund.
Operating Segments
The Company operates in one segment, the investment management industry. The Company primarily provides investment management services to separately managed accounts, mutual funds and collective investment trust funds. Management assesses the financial performance of these vehicles on a combined basis.
Revenue
The majority of the Company’s revenues are based on fees charged to manage customers’ portfolios. Investment management fees are generally computed as a percentage of assets under management ("AUM") and recognized as earned. Fees for providing investment advisory services are computed and billed in accordance with the provisions of the applicable investment management agreements. For the Company’s separately managed accounts, clients either pay investment management fees in advance, typically for a semi-annual or quarterly period, or in arrears, typically for a monthly or quarterly period. When investment management fees are paid in advance, the Company defers the revenue and recognizes it over the applicable period. When investment management fees are paid in arrears, the Company estimates revenues based on AUM market values as of the most recent month end date, and adjusts to actual when billed. For mutual funds and collective investment trust vehicles, the Company’s fees are calculated and earned daily based on AUM. Investment management fees are presented net of cash rebates and fees waived pursuant to contractual expense limitations of the funds.
The Company is contractually obligated to make payments to certain advisory clients with the intent of providing those clients a discounted fee. In accordance with Accounting Standard Codification ("ASC") 605-50, Revenue Recognition - Customer Payments and Incentives, these payments are presented as a reduction to revenue. Incentives reported as a reduction to revenue for the years ended December 31, 2016, 2015 and 2014 were approximately $12.1 million, $9.8 million and $8.5 million, respectively.
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
Advisory Agreements
The Company derives significant revenue from its role as advisor to affiliated mutual funds and collective investment trusts. Fees earned for advisory related services provided were approximately $112.7 million, $156.6 million and $217.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, which represents greater than 10% of revenue in each period.
Cash and Cash Equivalents
The Company generally considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in operating accounts at major financial institutions and also in money market securities. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments. The fair value of cash equivalents have been classified as Level 1 in accordance with the fair value hierarchy.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Investment Securities
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At December 31, 2016 and 2015, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes.
Investment securities classified as available-for-sale consist of U.S. Treasury notes and other short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a specific identification basis and are recorded in net gains (losses) on investments in the consolidated statements of operations.
Accounts Receivable
Accounts receivable includes investment management and custodial fees receivable from clients. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2016, 2015 or 2014.
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
Goodwill
Goodwill represents the excess cost over the fair value of the identifiable net assets of acquired companies. The Company attributes all goodwill to its single reporting unit. Goodwill is tested for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that the carrying value may not be recoverable. There were no facts or circumstances occurring during 2016 suggesting possible impairment.
Intangible Assets
Amortizing identifiable intangible assets generally represent the cost of client relationships and trademarks acquired. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews its identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment losses, if any.
Non-amortizing intangible assets generally represent the cost of mutual fund management contracts acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the carrying value may not be recoverable, by comparing the fair values of the management contracts acquired to their carrying values. The Company establishes fair value for purposes of impairment test using the income approach. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess.
During the year ended December 31, 2016, the Company recorded an impairment loss of approximately $6.6 million as further discussed in Note 9.

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
Equity-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company estimates an expected forfeiture rate, and only recognizes expense for those awards expected to vest. If the actual forfeiture rate is materially different from that estimated, the equity-based compensation expense could be significantly different from the amount initially recorded in the current period. See Note 15 for additional information on equity-based compensation.
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
Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2016, 2015 and 2014.
Loss Contingencies
The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s consolidated financial statements. No loss accruals were recorded as of December 31, 2016, 2015 and 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The revenue standard contains principals that will be applied to determine the measurement of revenue and timing of recognition. We will adopt the new standard on its effective date of January 1, 2018. We have not yet selected whether we will adopt the standard using the retrospective approach with adjustment to each prior period or modified retrospective approach with the cumulative effect of initial application recognized at the date of initial application. We are continuing to assess the impact of adoption though early conclusions indicate the standard will not have a material impact on our financial condition and results of operations. While we have not identified material changes in the timing of revenue recognition, we continue to evaluate the presentation of certain revenue related costs on a gross versus net basis as well as the additional disclosures required by the standard.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 will be effective on January 1, 2018 and will result

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

in a cumulative-effect adjustment to the balance sheet upon adoption. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for fiscal years beginning after December 15, 2016. The Company adopted these amendments on January 1, 2017.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is evaluating the effect of adopting this new accounting standard.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit's carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU is effective for annual and interim impairment tests for periods beginning after December 15, 2021. Early adoption is allowed for annual and interim impairment tests occurring after January 1, 2017. The Company is evaluating the effect of adopting this new accounting standard.
Note 3—Acquisitions
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
Consideration transferred included an upfront cash payment on the transaction closing date of $13.0 million. Additional cash payments of up to $32.5 million over a four year period through calendar year ended December 31, 2019, are contingent upon Rainier’s achievement of certain annual financial targets. The fair value of the liability for this contingent consideration recognized on the acquisition date was $3.5 million.
The transaction was accounted for by the Company using the acquisition method under ASC 805, Business Combinations. The following table summarizes the preliminary allocation of the April 30, 2016 purchase price to the assets acquired and liabilities assumed (in thousands):

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Assets acquired
Current assets	$6,998
Property and equipment, net	783
Intangible assets
Client relationships	9,320
Trademarks	270
Goodwill	3,958
Total assets acquired	21,329
Liabilities assumed
Accounts payable and accrued expenses	3,703
Other liabilities	1,204
Total liabilities assumed	4,907
Purchase price	$16,422
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
The intangible assets for client relationships include those for separately managed accounts, mutual funds, and collective investment trusts. The client relationships for separately managed accounts, valued upon acquisition at $1.5 million, were assigned a useful life of 6 years. Those for mutual funds and collective investment trusts, valued upon acquisition at approximately $7.8 million, are indefinite-lived, and as such, are not being amortized.
The acquisition date contingent consideration fair value of $3.5 million was measured using a Monte Carlo simulation with various unobservable market data inputs, which are Level 3 measurements. Significant unobservable inputs included projected revenue growth, projected EBITDA margins and discount rates over the four year earn-out period. For purposes of the simulation, EBITDA generally means net income before interest expense, income taxes, depreciation and amortization expense. A summary of various assumption values follows:

Projected revenue growth	up to 7.0%
Projected EBITDA margins	12.4% to 29.3%
Market price of risk	7.8%
Earn-out payment discount rate	3.0% to 3.6%
As of December 31, 2016, the Company owned an 82% ownership in Rainier, an increase from the 75% ownership at acquisition due to the retirement of individuals at Rainier. The 18% ownership maintained by key professionals at Rainier is subject to service-based vesting over the five-year period following the acquisition. The Company has the option to repurchase any vested ownership interests upon termination of employment, at a price based on the post-acquisition financial results of Rainier for the most recent four-quarter period preceding the employee's termination date. This repurchase price is recognized as a liability within the consolidated statements of financial condition. The carrying value of this liability was $0 on the acquisition date, and approximately $0.1 million as of December 31, 2016.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 17.4% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial conditions with respect to the remaining approximately 82.6% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income before provision for income taxes	$90,782	$121,591	$136,395
Less: gain (loss) before provision for income taxes of Manning & Napier, Inc. (1)	1,516	(2,826)	1,999
Income before provision for income taxes, as adjusted	89,266	124,417	134,396
Controlling interest percentage (2)	17.2%	16.1%	14.3%
Net income attributable to controlling interest	15,319	20,083	19,280
Plus: gain (loss) before provision for income taxes of Manning & Napier, Inc. (1)	1,516	(2,826)	1,999
Income before income taxes attributable to Manning & Napier, Inc.	16,835	17,257	21,279
Less: provision for income taxes of Manning & Napier, Inc. (3)	7,561	4,043	11,962
Net income attributable to Manning & Napier, Inc.	$9,274	$13,214	$9,317
__________________________

(1)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $8.4 million, $4.6 million and $12.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

A total of 65,784,571 units of Manning & Napier Group are held by the noncontrolling interests as of December 31, 2016. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
On April 27, 2016, M&N Group Holdings and MNCC exchanged a total of 2,111,913 Class A units of Manning & Napier Group for approximately $16.1 million in cash. Subsequent to the exchange, the Class A units were retired. In addition, during the twelve months ended December 31, 2016, Class A common stock was issued under the 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.
The following provides a summary of the transactions that have impacted the Company's equity ownership interest in Manning & Napier Group during the years ended December 31, 2016, 2015 and 2014:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of January 1, 2014	12,296,093	75,861,023	88,157,116	13.9%
Class A Units issued (1) (2)	23,294	—	23,294	—
Class A Units exchanged (2)	187,848	(2,286,685)	(2,098,837)	0.6%
As of December 31, 2014	12,507,235	73,574,338	86,081,573	14.5%
Class A Units issued	1,071,590	—	1,071,590	1.1%
Class A Units exchanged (2)	—	(5,677,854)	(5,677,854)	1.1%
As of December 31, 2015	13,578,825	67,896,484	81,475,309	16.7%
Class A Units issued	247,750	—	247,750	0.2%
Class A Units exchanged	—	(2,111,913)	(2,111,913)	0.5%
As of December 31, 2016	13,826,575	65,784,571	79,611,146	17.4%
_____________________

(1)	The impact of the transaction of Manning & Napier's ownership was less than 0.1%.

(2)	Total ownership activity shown includes multiple unit issuances or exchanges that occurred during the respective year which are combined above for presentation purposes.
Since the Company continues to have a controlling interest in Manning & Napier Group, the aforementioned changes in ownership of Manning & Napier Group were accounted for as equity transactions under ASC 810, Consolidation. Additional paid-in capital and noncontrolling interests in the Consolidated Statements of Financial Position are adjusted to reallocate the Company's historical equity to reflect the change in ownership of Manning & Napier Group.
During the year ended December 31, 2016, the Company recorded a correction of an error relating to the fiscal years ended December 31, 2015, 2014 and 2013. The Company did not allocate a portion of historical equity related to certain changes in a parent’s ownership interest in a subsidiary while control is retained in accordance with ASC 810 Consolidation, which resulted in an overstatement of additional paid-in capital, with a corresponding understatement of noncontrolling interests of approximately $3.0 million, $0.8 million and $0.2 million as of December 31, 2015, 2014 and 2013, respectively. This adjustment has no impact on net income or total shareholders’ equity and noncontrolling interests. After evaluating the quantitative and qualitative aspects of the adjustment, the Company concluded that its prior period financial statements were not materially misstated.
During the years ended December 31, 2016, 2015 and 2014, the Company made approximately $59.0 million, $89.3 million and $120.2 million, respectively, in distributions to noncontrolling interests. None of these distributions were payments pursuant to the tax receivable agreement (Note 16).
Note 5—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2016 and December 31, 2015:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$7,093	$13	$(6)	$7,100
Short-term investments	14,744	—	—	14,744
				21,844
Trading securities
Equity securities				7,176
Fixed income securities				7,167
Mutual funds				288
Mutual funds - consolidated funds				995
				15,626
Total investment securities				$37,470

	December 31, 2015
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$2,105	$—	$(6)	$2,099
Trading securities
Equity securities				8,967
Fixed income securities				7,624
Mutual funds				116
Mutual funds - consolidated funds				1,107
Hedge funds				2,654
				20,468
Total investment securities				$22,567
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. At December 31, 2016 and 2015, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.8 million of net unrealized gains and $1.8 million and $1.3 million of net unrealized losses related to investments classified as trading securities for the years ended December 31, 2016, 2015 and 2014, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes and other short-term investments for compliance with certain regulatory requirements and to optimize cash management opportunities. As of December 31, 2016 and 2015, approximately $0.6 million of the U.S. Treasury notes is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2016, 2015, or 2014.

The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2016, 2015, and 2014:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Gross realized investment gains	$1,502	$473	$1,425
Gross realized investment losses	(2,443)	(1,194)	(415)
Net realized (losses) gains	$(941)	$(721)	$1,010
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
As of December 31, 2016, the Company had no open futures contracts. The following table presents the notional value and fair value as of 2015 for derivative instruments not designated as hedging instruments:

	December 31, 2015
		Fair Value
	Notional Value	Asset Derivative	Liability Derivative
	(in thousands)
Interest rate futures	$124,470	$169	$(112)
Index futures	3,715	57	(47)
Commodity futures	2,440	27	(30)
Currency futures	6,921	35	(43)
Total derivatives	$137,546	$288	$(232)
As of December 31, 2015, the derivative assets and liabilities were included in due from broker in the consolidated statements of financial condition. Derivative activity concluded on February 4, 2016 with a year to date average volume of derivative activity (measured in terms of notional value) of approximately $127.8 million. The average notional volume of derivative activity for the twelve months ended December 31, 2015 was approximately $234.6 million. The following table presents the gains (losses) recognized in net gains (losses) on investments in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest rate futures	$494	$(1,728)	$(555)
Index futures	(37)	(75)	(63)
Commodity futures	(13)	(37)	(119)
Currency futures	(102)	(126)	143
Net gains (losses) recognized	$342	$(1,966)	$(594)
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

The following table presents the offsetting of managed futures as of December 31, 2016 and 2015:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2016	$—	$—	$—	$—	$—	$—
December 31, 2015	$(232)	$288	$56	$—	$—	$56

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
The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:

•	Level 1—observable inputs such as quoted prices in active markets for identical securities;

•	Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and

•	Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$7,176	$—	$—	$7,176
Fixed income securities	1,071	6,096	—	7,167
Mutual funds	288	—	—	288
Mutual funds - consolidated funds	995	—	—	995
U.S. Treasury notes	—	7,100	—	7,100
Short-term investments	14,744	—	—	14,744
Total assets at fair value	$24,274	$13,196	$—	$37,470

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$8,967	$—	$—	$8,967
Fixed income securities	1,008	6,616	—	7,624
Mutual funds	116	—	—	116
Mutual funds - consolidated funds	1,107	—	—	1,107
Hedge funds	—	2,654	—	2,654
U.S. Treasury notes	—	2,099	—	2,099
Derivatives	288	—	—	288
Total assets at fair value	$11,486	$11,369	$—	$22,855

Derivatives	$232	$—	$—	$232
Total liabilities at fair value	$232	$—	$—	$232
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
Contingent consideration was a component of the purchase price of Rainier. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization ("EBITA") as defined by the purchase agreement over the contingency period with changes in the fair value included in other operating costs in the consolidated statements of operations. As of December 31, 2016, the fair value of the contingent liability was $0.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2016 are presented in the table below:

	December 31, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	December 31, 2016
	(in thousands)
Contingent consideration liability	$—	$(3,500)	n/a	$3,500	n/a	$—	$—
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between Levels during the year ended December 31, 2016 or 2015.
Note 8—Property and Equipment
Property and equipment as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Furniture and fixtures	$2,864	$1,863
Office equipment	5,436	4,770
Computer software	3,403	3,337
Leasehold improvements	5,607	5,000
	17,310	14,970
Less: Accumulated depreciation	(11,630)	(8,671)
Property and equipment, net	$5,680	$6,299
Depreciation expense is included in other operating costs and totaled approximately $1.9 million, $2.2 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company has evaluated its property and equipment for impairment under the current accounting standards and has concluded that no impairment loss has occurred as of December 31, 2016 and 2015.
Note 9—Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$871	$871
Goodwill acquired	3,958	—
Balance, end of period	$4,829	$871
The Company completed its goodwill impairment testing in the fourth quarter of 2016 and determined that there was no impairment in the carrying value as of December 31, 2016. No impairment of the value of goodwill was recognized during the years ended December 31, 2016, 2015 or 2014.
Intangible assets
Intangible assets as of December 31, 2016 and 2015 consisted of the following:

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Intangible assets subject to amortization:
Separately managed account client relationships acquired	$2,230	$(897)	$(1,333)	$—	$730	$(349)	$381
Trademark	340	(100)	—	240	70	(22)	48

Indefinite-lived intangible assets:
Mutual fund and collective trust contracts acquired	7,820	—	(5,242)	2,578	—	—	—
Total intangible assets	$10,390	$(997)	$(6,575)	$2,818	$800	$(371)	$429

As of December 31, 2016, the Company identified certain indicators that the carrying value of its intangible assets for client relationships, including those for separately managed accounts, mutual funds, and collective investment trusts, may not be recoverable and exceed their fair value. The impairment indicators identified include management turnover, a decrease in AUM and increased client cancellations, all resulting in declining revenues and net income. The fair value of the intangible assets was determined using expected cash flow estimates. These assumptions are significant unobservable inputs, Level 3 fair value measurements. The fair value of separately managed account relationships is based on projected net cash flow the Company will generate from the remaining clients as of December 31, 2016. Net cash flow projections assume a client retention factor ranging from 45% to 60% and EBITDA margins ranging from -17% to 29%. The fair value of mutual fund and collective trust contracts is based on AUM as of December 31, 2016 and the projected net cash flow the Company will generate from the contracts. Net cash flow projections assume revenue growth rates ranging from -60% to 76% and EBITDA margins ranging from -17% to 18%.
Based on the results of the impairment review, the Company recognized an impairment loss of approximately $6.6 million related to its separately managed client relationships and mutual fund and collective trust contracts to write-down the carrying value of the intangible assets to their respective fair values. The impairment is included in other operating costs in the consolidated statements of operations.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Amortization expense was $0.6 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense to be recognized over the next five years is as follows:

Year Ending December 31,	Estimated Amortization Expense
(in thousands)
2017	$45
2018	45
2019	45
2020	45
2021	45
Thereafter	15
Total	$240
Note 10—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Accrued bonuses and sales commissions	$18,342	$22,584
Accrued payroll and benefits	3,430	2,844
Accrued sub-transfer agent fees	4,785	6,148
Dividends payable on Class A common stock	2,397	2,361
Amounts payable under tax receivable agreement	2,364	3,278
Other accruals and liabilities	3,797	5,265
	$35,115	$42,480
Note 11—Borrowings
Revolving Credit Facility
On April 23, 2015, Manning & Napier, Inc., Manning & Napier Group and Manning & Napier Advisors, LLC (collectively, the "Borrowers") entered into an unsecured revolving credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, lender, swingline lender and issuing bank, Manufacturers and Traders Trust Company, as syndication agent and lender, and First Niagara Bank, The Bank of New York Mellon, and The Huntington National Bank, as lenders (collectively, the "Lenders") that has a four-year term (until April 23, 2019) and provides borrowing capacity of up to $100.0 million, with a feature providing for an increase in the line to $150.0 million on approval by the Lenders. The Credit Agreement also provides for a $5.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swingline facility. At December 31, 2016, there were no amounts outstanding under the Credit Agreement and the Company had the capacity to draw on the entire $100.0 million under the Credit Agreement. The Company capitalized approximately $0.6 million of issuance costs to enter this facility and amortized the costs to interest expense over the term of the Credit Agreement. At December 31, 2016, there were no amounts included in the Consolidated Statements of Financial Condition. The Company has subsequently terminated the Credit Agreement (Note 20).
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
The Credit Agreement contains customary covenants, including covenants that restrict (subject in certain instances to minimum thresholds or exceptions) the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens, merge, dispose of assets, and make distributions, dividends, investments or capital expenditures, among other things. In addition, the Credit Agreement contains certain financial covenants, including: (i) a minimum interest coverage ratio (generally, adjusted EBITDA to interest expense as defined in and for the period specified in the Credit Agreement) of at least

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

4.00:1.00 and (ii) a leverage ratio (generally, total debt as of any date to adjusted EBITDA as defined in and for the period specified in the Credit Agreement) of no greater than 2.75:1.00. For purposes of the Credit Agreement, adjusted EBITDA generally means, for any period, net income of the Company before interest expense, income taxes, depreciation and amortization expense, non-cash stock-based compensation expense, and certain non-cash nonrecurring gains and losses as described in and specified under the Credit Agreement. At December 31, 2016, the Company was in compliance with all financial covenants under the Credit Agreement.
The Credit Agreement also contains customary provisions regarding events of default which could result in an acceleration of amounts due under the facility. Such events of default include the Company's failure to pay principal or interest when due, the Company's failure to satisfy or comply with covenants and a change of control.
Note 12—Commitments and Contingencies
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of December 31, 2016 and 2015, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Lease Commitments
The Company has several operating leases for office space, and leases its primary office facilities in Fairport, New York under an operating lease expiring December 31, 2022. The Company also rents additional office space in various other locations throughout the United States. Total rental expense for all leases amounted to approximately $3.9 million for the year ended December 31, 2016 and $3.5 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. Minimum rent payments relating to the office leases for years subsequent to 2016, are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2017	$4,240
2018	4,248
2019	3,877
2020	3,784
2021	3,807
Thereafter	6,041
$25,997
Certain of the Company's operating leases have been subleased for which the Company will receive amounts totaling approximately $1.1 million.
Under the agreement for its primary office facilities, the Company is required to pay a minimum of approximately $2.9 million annually for the use of the facility.
As of December 31, 2016 and 2015, the Company had approximately $0.3 million and $0.4 million, respectively, of total capital lease obligations.
Note 13—Shareholders’ Equity and Capital Structure
The authorized capital stock of Manning & Napier consists of 300,000,000 shares of Class A common stock, par value $0.01 per share, and 2,000 shares of Class B common stock, par value $0.01 per share, and are further described below. In

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Upon the earlier to occur of: (i) the death of William Manning, the Company's Chairman of the Board and Chief Executive Officer, the holder of the Company’s Class B common stock, (ii) the date that the aggregate direct and indirect ownership of William Manning's units of Manning & Napier Group constitutes less than 25% of the total number of units of Manning & Napier Group and (iii) November 17, 2017, all outstanding shares of the Company’s Class B common stock will be automatically, without any further action on the Company’s part or the holder of the shares of the Company’s Class B common stock, canceled and will revert to the status of authorized but unissued shares of Class B common stock.
The holder of the Company’s Class B common stock does not have any preemptive, subscription or conversion rights.
Voting
Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast by all shares of Class A common stock and Class B common stock, voting together as a single class.
Shares Eligible for Future Sale
Upon the completion of the initial public offering, the Company entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company. On April 27, 2016, M&N Group Holdings and MNCC exchanged a total of 2,111,913 Class A units of Manning & Napier Group (Note 4).
As of December 31, 2016, a total of 65,784,571 Class A units of Manning & Napier Group are held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, subject to certain restrictions, these units may be exchangeable on an annual basis for shares of the Company’s Class A common stock. As of December 31, 2016, approximately 42.6 million Class A units of Manning & Napier Group are eligible for exchange, of which approximately 39.9 million are held by William Manning. In the event that William Manning maximizes his participation, certain restrictions are removed such that the total amount eligible would increase to approximately 44.0 million to allow for other owners to participate in a similar proportion.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 14—Earnings per Common Share
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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2016, 2015 and 2014 under the two-class method:

	Year Ended December 31, 2016
	2016	2015	2014
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$82,408	$116,952	$123,735
Less: net income attributable to noncontrolling interests	73,134	103,738	114,418
Net income attributable to Manning & Napier, Inc.	$9,274	$13,214	$9,317
Less: allocation to participating securities	544	685	—
Net income available to Class A common stock	$8,730	$12,529	$9,317

Weighted average shares of Class A common stock outstanding - basic	13,948,433	13,736,042	13,678,494
Dilutive effect from unvested equity awards	213,349	228,804	202,943
Weighted average shares of Class A common stock outstanding - diluted	14,161,782	13,964,846	13,881,437
Net income available to Class A common stock per share - basic	$0.63	$0.91	$0.68
Net income available to Class A common stock per share - diluted	$0.62	$0.90	$0.67
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no earnings per share related to the Company’s Class B common stock.
For the years ended December 31, 2016 and 2015, there were 940,000 and 1,285,357, respectively, unvested equity awards excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.
For the years ended December 31, 2015 and 2014, 120,919 and 181,378 unvested equity awards were excluded from the calculation of diluted earnings per common share because the performance conditions associated with the vesting of such awards had not yet been satisfied.
At December 31, 2016, 2015 and 2014 there were 65,784,571, 67,896,484, and 73,574,338, respectively, Class A units of Manning & Napier Group which for each period, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company’s Class A common shares. These units were not included in the calculation of diluted earnings per common share for the respective periods because the effect would have been anti-dilutive.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 15—Equity Based Compensation
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
During the twelve months ended December 31, 2016, 72,410 equity awards were granted under the Equity Plan. These awards consisted of Class A common stock that vested immediately.
The following table summarizes equity award activity for the year ended December 31, 2016 under the Company's Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2016	2,031,629	$12.92
Granted	72,410	$8.38
Vested	(409,479)	$14.32
Forfeited	(486,772)	$11.20
Stock awards outstanding at December 31, 2016	1,207,788	$12.56
The weighted average fair value of Equity Plan awards granted during the years ended December 31, 2016, 2015 and 2014 was $8.38, $11.89, and $15.29, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, when applicable, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.
For the years ended December 31, 2016, 2015, and 2014, the Company recorded approximately $2.9 million, $5.5 million, and $3.1 million of compensation expense, respectively, related to awards under the Equity Plan. The aggregate intrinsic value of awards that vested during the years ended December 31, 2016, 2015 and 2014 was approximately $3.5 million, $0.4 million, and $1.4 million, respectively. As of December 31, 2016, there was unrecognized compensation expense related to 2011 Plan awards of approximately $9.0 million, which the Company expects to recognize over a weighted average period of approximately 4.0 years.
2011 Reorganization-Related Transactions
The weighted average fair value of reorganization-related performance-based awards granted during the year ended December 31, 2014 was $13.89. For the year ended December 31, 2014, the Company recorded approximately $38.4 million of compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions. The aggregate intrinsic value of service-based and performance-based stock units that vested during the year ended December 31, 2014 was approximately $21.7 million and $22.8 million, respectively. As of December 31, 2014, there was no unrecognized compensation expense related to the vesting terms of ownership interests in connection with the 2011 reorganization transactions.
Note 16—Income Taxes
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Components of the provision for income taxes consist of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current
Federal	$2,797	$4,525	$6,012
State and local	816	780	1,336
Current tax expense	3,613	5,305	7,348
Deferred
Federal	4,543	(618)	2,582
State and local	218	(48)	2,730
Deferred tax expense (benefit)	4,761	(666)	5,312
Provision for income tax expense	$8,374	$4,639	$12,660
The differences between income taxes computed using the U.S. federal income tax rate of 34% for the year ended December 31, 2016 and 35% for the years ended December 31, 2015 and 2014 and the provision for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Amount computed using the statutory rate	$30,866	$42,557	$47,738
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	835	689	1,093
Impact of enacted tax law changes	—	—	1,869
Net adjustment to deferred tax asset	1,901	(3,247)	—
Equity-based compensation	—	—	1,931
Benefit from the flow-through entities	(24,723)	(36,265)	(39,945)
Other, net	(505)	905	(26)
Provision for income taxes	$8,374	$4,639	$12,660
The provision for income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is partially offset by the $1.9 million provision recognized for the reduction in its effective tax rate during the year ended December 31, 2016. For the year ended December 31, 2015, the Company received a benefit of approximately $3.2 million resulting from the release of uncertain tax positions that increased the future tax benefits under the tax receivable agreement.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
At December 31, 2016 and 2015, the Company had recorded a total liability of approximately $37.1 million and $41.9 million, respectively, representing the payments due to the selling unit holders under the TRA. Of these amounts, approximately $2.4 million and $3.3 million were included in accrued expenses and other liabilities at December 31, 2016 and 2015, respectively. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA. The Company reduced its effective tax rate during the year ended December 31, 2016. As a result, the Company decreased its deferred tax asset related to the TRA by approximately $1.9 million, which resulted in a decrease in the amounts payable under the TRA agreement of approximately $1.5 million, representing 85% of the applicable cash savings. The Company made payments pursuant to the TRA of approximately $3.4 million, $2.1 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Components of net deferred tax assets consist of the following:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets
Tax receivable agreement	$40,834	$45,483
Bonus and commissions	910	1,186
Consulting and professional	15	25
Other	330	172
Total deferred tax assets	42,089	46,866
Deferred tax liabilities
Depreciation and amortization	51	114
Prepaid items	133	103
Total deferred tax liabilities	184	217
Net deferred tax assets	$41,905	$46,649
The decrease in net deferred tax assets during the year ended December 31, 2016 was driven by the current year utilization of tax benefits under the TRA, coupled with the reduction in the Company's effective tax rate which led to a decrease in its expected future tax benefits.
As of December 31, 2016, the Company had no available net operating loss carryforwards for income tax purposes.
The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2016 and 2015.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of the Company's liability for income taxes associated with unrecognized tax benefits is as follows:

	December 31,
	2016	2015
	(in thousands)
Balance as of January 1,	$6	$3,248
Increase related to current year tax positions	129	—
Decrease related to prior year tax positions	—	(3,242)
Balance as of December 31,	$135	$6

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded less than $0.1 million in interest and penalties in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations.
The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2013 through 2015 remain subject to examination by the respective tax authorities.
Note 17—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
Transactions with officers and directors
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees earned was approximately $0.2 million for the year ended December 31, 2016, and $0.3 million in 2015 and 2014. The aggregate value of fees waived was approximately $0.1 million in 2016, 2015 and 2014.
Affiliated mutual fund and collective investment trust transactions
The Company earns investment advisory fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. The aggregate value of revenue earned was $112.7 million, $156.6 million, and $217.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, amounts due from the affiliated mutual funds was approximately $6.8 million and $8.5 million, respectively. As of December 31, 2016 and 2015, amounts due from affiliated collective investment trusts was approximately $4.5 million and $4.6 million, respectively.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived, and expenses reimbursed or incurred for affiliated mutual funds and collective investment trusts was $4.3 million, $3.8 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 18—Employee Benefit Plan
The Company offers the Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) to all employees who meet the plan criteria.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 75% of their regular salary subject to annual limitations determined by the IRS. The Company matches an amount equivalent to 50% of a participant’s contribution, not to exceed 2% of their total compensation. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $1.0 million, $0.9 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
With respect to the profit sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who are eligible. These contributions by the Company amounted to approximately $1.0 million, $1.3 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 19—Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2016 and 2015.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$62,042	$64,505	$63,305	$59,085
Operating income	$22,780	$22,963	$21,692	$21,773
Net income attributable to the controlling and noncontrolling interests	$22,184	$21,698	$19,985	$18,541
Net income attributable to Manning & Napier, Inc.	$2,418	$2,605	$2,258	$1,993
Net income available to Class A common stock - diluted	$0.16	$0.17	$0.15	$0.13
Weighted average shares of Class A common stock - diluted	14,084,903	14,243,579	14,175,321	14,212,655
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.16

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$88,129	$84,481	$75,435	$69,998
Operating income	$37,834	$33,788	$30,733	$26,197
Net income attributable to the controlling and noncontrolling interests (1)	$36,111	$30,208	$26,326	$24,307
Net income attributable to Manning & Napier, Inc.	$3,309	$3,503	$3,542	$2,860
Net income available to Class A common stock - diluted	$0.24	$0.23	$0.21	$0.19
Weighted average shares of Class A common stock - diluted	13,914,908	14,002,133	81,889,208	14,035,959
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.16

Note 20—Subsequent Events
Distribution and Dividend
On March 7, 2017, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution to the members of Manning & Napier Group is $12.0 million, of which approximately $9.9 million is payable to the noncontrolling interests. Concurrently, the Board of Directors declared a $0.08 per share dividend to the holders of Class A common stock. The dividend is payable on May 1, 2017 to shareholders of record as of April 14, 2017.
Termination of Credit Agreement
The Borrowers terminated the Credit Agreement with the Lenders on January 12, 2017. No amounts had been borrowed and thus none were outstanding under the Credit Agreement.
Exchange of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2017 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.