Form 10-Q
period 2017-03-31
Manning & Napier, Inc.
filed 2017-05-09
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Class A common stock, $0.01 par value per share	15,053,279
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$100,568	$100,819
Accounts receivable	13,959	15,434
Accounts receivable—affiliated mutual funds	6,534	6,761
Investment securities	42,558	36,475
Investment securities - consolidated funds	1,061	995
Prepaid expenses and other assets	4,440	4,883
Total current assets	169,120	165,367
Property and equipment, net	5,444	5,680
Net deferred tax assets, non-current	40,856	41,905
Goodwill	4,829	4,829
Other long-term assets	2,807	2,818
Total assets	$223,056	$220,599

Liabilities
Accounts payable	$2,021	$2,053
Accrued expenses and other liabilities	41,519	35,115
Deferred revenue	10,122	10,210
Total current liabilities	53,662	47,378
Other long-term liabilities	3,783	4,034
Amounts payable under tax receivable agreement, non-current	34,709	34,709
Total liabilities	92,154	86,121
Commitments and contingencies (Note 8)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 14,982,880 shares issued and outstanding at March 31, 2017 and December 31, 2016	150	150
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	198,435	200,158
Retained deficit	(36,685)	(37,383)
Accumulated other comprehensive income (loss)	(19)	(13)
Total shareholders’ equity	161,881	162,912
Noncontrolling interests	(30,979)	(28,434)
Total shareholders’ equity and noncontrolling interests	130,902	134,478
Total liabilities, shareholders’ equity and noncontrolling interests	$223,056	$220,599
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues
Investment management services revenue	$55,485	$62,042
Expenses
Compensation and related costs	23,381	21,967
Distribution, servicing and custody expenses	7,411	8,842
Other operating costs	7,978	8,453
Total operating expenses	38,770	39,262
Operating income	16,715	22,780
Non-operating income (loss)
Interest expense	(10)	(106)
Interest and dividend income	180	136
Change in liability under tax receivable agreement	—	(18)
Net gains (losses) on investments	972	1,066
Total non-operating income (loss)	1,142	1,078
Income before provision for income taxes	17,857	23,858
Provision for income taxes	1,343	1,674
Net income attributable to controlling and noncontrolling interests	16,514	22,184
Less: net income attributable to noncontrolling interests	14,617	19,766
Net income attributable to Manning & Napier, Inc.	$1,897	$2,418

Net income per share available to Class A common stock
Basic	$0.13	$0.16
Diluted	$0.13	$0.16
Weighted average shares of Class A common stock outstanding
Basic	14,042,880	13,745,130
Diluted	14,216,988	14,084,903
Cash dividends declared per share of Class A common stock	$0.08	$0.16
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net income attributable to controlling and noncontrolling interests	$16,514	$22,184
Net unrealized holding gain (loss) on investment securities, net of tax	(6)	3
Comprehensive income	$16,508	$22,187
Less: Comprehensive income attributable to noncontrolling interests	14,611	19,769
Comprehensive income attributable to Manning & Napier, Inc.	$1,897	$2,418
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2015	14,755,130	$148	1,000	$—	$205,760	$(37,149)	$(3)	$(33,976)	$134,780
Net income	—	—	—	—	—	2,418	—	19,766	22,184
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,798)	(9,798)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	3	—	3
Common stock issued under equity compensation plan	(20,000)	(1)	—	—		—	—	—	(1)
Equity-based compensation	—	—	—	—	214	—	—	1,070	1,284
Dividends declared on Class A common stock - $0.16 per share	—	—	—	—	—	(2,349)	—	—	(2,349)
Balance—March 31, 2016	14,735,130	$147	1,000	$—	$205,974	$(37,080)	$—	$(22,938)	$146,103

Balance—December 31, 2016	14,982,880	$150	1,000	$—	$200,158	$(37,383)	$(13)	$(28,434)	$134,478
Net income	—	—	—	—	—	1,897	—	14,617	16,514
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,857)	(9,857)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(6)	—	(6)
Equity-based compensation	—	—	—	—	135	—	—	640	775
Dividends declared on Class A common stock - $0.08 per share	—	—	—	—	—	(1,199)	—	—	(1,199)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(1,858)	—	—	(7,945)	(9,803)
Balance—March 31, 2017	14,982,880	$150	1,000	$—	$198,435	$(36,685)	$(19)	$(30,979)	$130,902
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$16,514	$22,184
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	775	1,284
Depreciation and amortization	439	508
Change in amounts payable under tax receivable agreement	—	18
Net (gains) losses on investment securities	(972)	(1,066)
Deferred income taxes	1,050	893
Amortization of debt issuance costs	—	39
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	1,475	791
Accounts receivable—affiliated mutual funds	227	1,117
Due from broker - consolidated funds	—	3,795
Prepaid expenses and other assets	442	350
Accounts payable	(32)	(105)
Accrued expenses and other liabilities	(12,034)	(14,448)
Deferred revenue	(88)	128
Other long-term liabilities	(226)	(108)
Net cash provided by operating activities	7,570	15,380
Cash flows from investing activities:
Purchase of property and equipment	(191)	(120)
Sale of investments	3,338	3,541
Purchase of investments	(12,208)	(1,222)
Due from broker	—	4,019
Proceeds from maturity of investments	3,686	—
Net cash (used in) provided by investing activities	(5,375)	6,218
Cash flows from financing activities:
Distributions to noncontrolling interests	—	(9,798)
Dividends paid on Class A common stock	(2,397)	(2,361)
Payment of capital lease obligations	(49)	(60)
Net cash used in financing activities	(2,446)	(12,219)
Net (decrease) increase in cash and cash equivalents	(251)	9,379
Cash and cash equivalents:
Beginning of period	100,819	117,591
End of period	$100,568	$126,970
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. ("Manning & Napier", or the "Company") provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trusts, as well as a variety of consultative services that complement its investment process. Founded in 1970, the Company offers U.S. and non-U.S. equity, fixed income and a range of blended asset portfolios, such as life cycle funds and actively-managed exchange-traded fund ("ETF")-based portfolios. Headquartered in Fairport, New York, the Company serves a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.
The Company is the sole managing member of Manning & Napier Group, LLC and its subsidiaries ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of March 31, 2017.

Public Investors
William Manning
100% Class A common stock
49.8% voting rights
100% economic rights
100% Class B common stock
50.2% voting rights
no economic rights
Manning & Napier, Inc.
Ticker: MN
Manning & Napier Capital Company, LLC
M&N Group Holdings, LLC
1.0% Class A units
1.0% voting and economic rights
17.8% Class A units
17.8% voting and economic rights
81.2% Class A units
81.2% voting and economic rights
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

Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016. The financial data for the interim periods may not necessarily be indicative of results for future interim periods or for the full year.

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
Revision of Previously Reported Consolidated Statements of Operations
In the quarter ended September 30, 2016, the Company revised its treatment of payments made to certain advisory clients, in accordance with Accounting Standard Codification ("ASC") 605-50, Revenue Recognition - Customer Payments and Incentives to properly present these payments as a reduction to revenue. The Company assessed the materiality of this item on its fiscal year ended December 31, 2015, and all prior and subsequent periods, and concluded that the reclassification was not material to any such periods. The statements of operations for the three months ended March 31, 2016 included herein have been revised to reflect the proper presentation of investment management services revenue and distribution, servicing and custody expenses. The reclassification has no impact on operating income or net income. The impact is illustrated below:

Three months ended March 31, 2016
(in thousands)
Investment management services revenue, as previously reported	$64,538
Revision	(2,496)
Investment management services revenue, as revised	$62,042

Distribution, servicing and custody expenses, as previously reported	$11,338
Revision	(2,496)
Distribution, servicing and custody expenses, as revised	$8,842
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of March 31, 2017, Manning & Napier holds an economic interest of approximately 17.8% in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
All material intercompany transactions have been eliminated in consolidation.
In accordance with Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”). When utilizing the voting interest entity ("VOE") model, controlling financial interest in generally defined as majority ownership of voting interests.
The Company provides seed capital to its investment teams to develop new products and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment or as trading securities, as applicable.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”), Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust. The Fund, CIT, Rainier Investment Management Mutual Funds and Rainier Multiple Investment

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.4 million as of March 31, 2017 and $1.3 million as of December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company maintained a controlling financial interest in one mutual fund, Manning & Napier Fund, Inc. Quality Equity Series, and consolidated the mutual fund.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At March 31, 2017, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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
Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $11.9 million and $11.6 million as of March 31, 2017 and December 31, 2016, respectively.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company is contractually obligated to make payments to certain advisory clients with the intent of providing those clients a discounted fee. In accordance with ASC 605-50, Revenue Recognition - Customer Payments and Incentives, these payments are presented as a reduction to revenue. Incentives reported as a reduction to revenue for the three months ended March 31, 2017 and 2016 were approximately $3.3 million and $2.5 million, respectively.
The Company has agreements with third parties who provide distribution and administrative services for its mutual funds, collective investment trusts and certain separately managed accounts. Third party agreements are evaluated against ASC 605-45 Revenue Recognition - Principal Agent Considerations to determine whether revenue should be reported gross or net of payments to third-party service providers. In management's judgment there are various indicators that support gross revenue reporting, the most notable being the Company acts as primary obligor and therefore principal service provider. Based on this evaluation, investment management service revenue is recorded gross of distribution and administrative fees paid to third parties.
Advisory Agreements
The Company derives significant revenue from its role as advisor to affiliated mutual funds and collective investment trusts. Fees earned for advisory related services were approximately $24.1 million and $28.0 million for the three months ended March 31, 2017 and 2016, respectively, which represents greater than 10% of the Company's revenue in each period.
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
In March 2016, the FASB issued ASU 2016-09, Stock Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance is effective for fiscal years beginning after December 15, 2016. The Company's adoption of these amendments on January 1, 2017 did not have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit's carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The ASU is effective for annual and interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for annual and interim impairment tests occurring after January 1, 2017. The Company is evaluating the effect of adopting this new accounting standard.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions
On April 30, 2016, the Company acquired a majority ownership interest in Rainier Investment Management, LLC ("Rainier”), an active investment management firm. Under the terms of the transaction, the Company initially acquired a 75% ownership interest in Rainier, with the remaining 25% ownership maintained by key professionals at Rainier. As of March 31, 2017, the Company's ownership interest in Rainier had increased to 82%, due to the forfeiture of unvested ownership interests by individuals retiring from Rainier during the fourth quarter of 2016.
Consideration transferred included an upfront cash payment on the transaction closing date of $13.0 million. Additional cash payments of up to $32.5 million over a four year period are contingent upon Rainier’s achievement of certain annual financial targets. The fair value of the liability for this contingent consideration recognized on the acquisition date was $3.5 million. As of March 31, 2017 and December 31, 2016, the fair value of the contingent liability was $0.
The transaction was accounted for by the Company using the acquisition method under ASC 805, Business Combinations. During the second quarter of 2016, the Company completed a preliminary allocation of the April 30, 2016 purchase price to the assets acquired and liabilities assumed. During the first quarter of 2017, certain adjustments were recorded to liabilities assumed and the purchase price allocation was finalized as of March 31, 2017. The final purchase price was allocated as follows (in thousands):

Assets acquired
Current assets	$6,998
Property and equipment, net	783
Intangible assets
Client relationships	9,320
Trademarks	270
Goodwill	3,958
Total assets acquired	21,329
Liabilities assumed
Accounts payable and accrued expenses	4,023
Other liabilities	1,204
Total liabilities assumed	5,227
Purchase price	$16,102
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 17.8% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 82.2% aggregate economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended March 31,
	2017	2016
	(in thousands)
Income before provision for income taxes	$17,857	$23,858
Less: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	3	(17)
Income before provision for income taxes, as adjusted	17,854	23,875
Controlling interest percentage (b)	17.4%	16.7%
Net income attributable to controlling interest	3,102	3,979
Plus: gain (loss) before provision for income taxes of Manning & Napier, Inc. (a)	3	(17)
Income before income taxes attributable to Manning & Napier, Inc.	3,105	3,962
Less: provision for income taxes of Manning & Napier, Inc. (c)	1,208	1,544
Net income attributable to Manning & Napier, Inc.	$1,897	$2,418
________________________

a)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

b)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

c)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes was $1.3 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, a total of 63,941,860 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
On March 31, 2017, M&N Group Holdings and MNCC exchanged a total of 1,842,711 Class A units of Manning & Napier Group for approximately $9.8 million in cash. Subsequent to the exchange the Class A units were retired, resulting in an increase in Manning & Napier's ownership in Manning & Napier Group. As of March 31, 2017, the cash payment was included in accrued expenses and other liabilities in the consolidated statement of financial condition. The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the three months ended March 31, 2017:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2016	13,826,575	65,784,571	79,611,146	17.4%
Class A Units exchanged	—	(1,842,711)	(1,842,711)	0.4%
As of March 31, 2017	13,826,575	63,941,860	77,768,435	17.8%
At March 31, 2017 and December 31, 2016, the Company had recorded a liability of $37.1 million representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, $2.4 million were included in accrued expenses and other liabilities at March 31, 2017 and December 31, 2016. The Company made no payments pursuant to the TRA during the three months ended March 31, 2017 and 2016.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$7,093	$9	$(9)	$7,093
Short-term investments	22,137	—	—	22,137
				29,230
Trading securities
Equity securities				5,265
Fixed income securities				7,758
Mutual funds				305
Mutual funds - consolidated funds				1,061
				14,389
Total investment securities				$43,619

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$7,093	$13	$(6)	$7,100
Short-term investments	14,744	—	—	14,744
				21,844
Trading securities
Equity securities				7,176
Fixed income securities				7,167
Mutual funds				288
Mutual funds - consolidated funds				995
				15,626
Total investment securities				$37,470
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At March 31, 2017 and December 31, 2016, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.6 million and $1.0 million of net unrealized gains related to investments classified as trading during the three months ended March 31, 2017 and 2016, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes and other short-term investments for compliance with certain regulatory requirements and to optimize cash management opportunities. As of March 31, 2017 and December 31, 2016, $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three months ended March 31, 2017 and 2016.

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
The following provides the hierarchy of inputs used to derive the fair value of the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,265	$—	$—	$5,265
Fixed income securities	1,136	6,622	—	7,758
Mutual funds	305	—	—	305
Mutual funds - consolidated funds	1,061	—	—	1,061
U.S. Treasury notes	—	7,093	—	7,093
Short-term investments	22,137	—	—	22,137
Total assets at fair value	$29,904	$13,715	$—	$43,619

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$7,176	$—	$—	$7,176
Fixed income securities	1,071	6,096	—	7,167
Mutual funds	288	—	—	288
Mutual funds - consolidated funds	995	—	—	995
U.S. Treasury notes	—	7,100	—	7,100
Short-term investments	14,744	—	—	14,744
Total assets at fair value	$24,274	$13,196	$—	$37,470

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

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
Contingent consideration was a component of the purchase price of Rainier (Note 3). The contingent consideration is payable over a four year period upon Rainier’s achievement of certain financial targets. The fair value of the contingent

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization ("EBITA") as defined by the purchase agreement over the contingency period with changes in the fair value included in other operating costs in the consolidated statements of operations.
There were no changes in contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2017. The fair value was $0 at March 31, 2017 and December 31, 2016.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Levels during the three months ended March 31, 2017.
Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued bonus and sales commissions	$8,559	$18,342
Accrued payroll and benefits	2,910	3,430
Accrued sub-transfer agent fees	3,052	4,785
Dividends payable	1,199	2,397
Accrued distributions to noncontrolling interests	9,857	—
Amounts payable under tax receivable agreement	2,364	2,364
Accrued purchase of Class A units of Manning & Napier Group held by noncontrolling interests	9,803	—
Other accruals and liabilities	3,775	3,797
	$41,519	$35,115
Note 8—Commitments and Contingencies
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of March 31, 2017 and December 31, 2016, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016 under the two-class method:

	Three months ended March 31,
	2017	2016
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$16,514	$22,184
Less: net income attributable to noncontrolling interests	14,617	19,766
Net income attributable to Manning & Napier, Inc.	$1,897	$2,418
Less: allocation to participating securities	119	162
Net income available to Class A common stock	$1,778	$2,256

Weighted average shares of Class A common stock outstanding - basic	14,042,880	13,745,130
Dilutive effect from unvested equity awards	174,108	339,773
Weighted average shares of Class A common stock outstanding - diluted	14,216,988	14,084,903
Net income available to Class A common stock per share - basic	$0.13	$0.16
Net income available to Class A common stock per share - diluted	$0.13	$0.16
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.
For the three months ended March 31, 2017 and 2016, 940,000 and 1,010,000, respectively, unvested equity awards were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive. For the three months ended March 31, 2016, 120,919 unvested equity awards were also excluded from the calculation of diluted earnings per common share because the performance conditions associated with the vesting of such awards had not yet been satisfied.
At March 31, 2017 and 2016 there were 63,941,860 and 67,896,484 Class A Units of Manning & Napier Group outstanding, respectively, which, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company's Class A common stock. These units were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2017 or for the three months ended March 31, 2016, because the effect would have been anti-dilutive.
Note 10—Equity Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by stockholders prior to the consummation of the Company's 2011 initial public offering. Under the Equity Plan, a total of 13,142,813 equity interests are authorized for issuance, and may be issued in the form of Class A common stock, restricted stock units, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group.
The following table summarizes the award activity for the three months ended March 31, 2017 under the Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2017	1,207,788	$12.56
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Stock awards outstanding at March 31, 2017	1,207,788	$12.56
For the three months ended March 31, 2017 and 2016, the Company recorded approximately $0.8 million and $1.3 million, respectively, of compensation expense related to awards under the Equity Plan. As of March 31, 2017, there was unrecognized compensation expense related to Equity Plan awards of approximately $8.2 million, which the Company expects to recognize over a weighted average period of approximately 3.8 years.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Earnings from continuing operations before income taxes	$17,857	$23,858
Effective tax rate	7.5%	7.0%
Provision for income taxes	1,343	1,674
Provision for income taxes @ statutory rate	6,071	8,350
Difference between tax at effective vs. statutory rate	$(4,728)	$(6,676)
For the three months ended March 31, 2017 and 2016, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 34% and 35%, respectively, is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 12—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees earned and fees waived was less than $0.1 million for the three months ended March 31, 2017 and 2016.
Affiliated fund transactions
The Company earns investment advisory fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. The aggregate value of revenue earned was approximately $24.1 million and $28.0 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, amounts due from the affiliated mutual funds was approximately $6.5 million and $6.8 million, respectively. As of March 31, 2017 and December 31, 2016, amounts due from affiliated collective investment trusts was approximately $3.9 million and $4.5 million, respectively.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was $1.3 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.
Note 13—Subsequent Events
Distributions and dividends
On April 25, 2017, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution will be based on earnings for the quarter ended June 30, 2017, with a maximum amount of $10.0 million. Concurrently, the Board of Directors declared a $0.08 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 1, 2017 to shareholders of record as of July 14, 2017.

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
Overview
Our Business
We are an independent investment management firm that provides a broad range of investment solutions, as well as a variety of consultative services that complement our investment process. Founded in 1970, we offer U.S. and non-U.S equity, fixed income, and a range of blended asset portfolios, such as life cycle funds and exchange-traded fund ("ETF")-based portfolios. We serve a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations. Our operations are based principally in the United States, with our headquarters located in Fairport, New York.
Market Developments
Financial markets have had and are likely to continue to have a significant impact on asset flows and the market value of our assets under management ("AUM"). Our one, three, and five year annualized returns for our key investment strategies have generally fallen short of their related benchmarks. In addition, we have experienced increased competition as a result of lower fee passive investment products which have gained popularity over the last decade, such as index and ETFs. As a result, we have seen AUM decline since 2014. We anticipate a continued decline in AUM through 2017 as our ability to improve cash flows going forward is dependent in part on our ability to achieve and sustain improved performance. Specifically, we received a cancellation notice from a retirement plan relationship that represented approximately 8% of our AUM as of March 31, 2017. Cash outflows of approximately $2.5 billion from this relationship occurred on April 3, 2017. In addition, we have received partial redemption or cancellation notices from four other large institutional relationships. Our current estimate of cash outflows from these relationships is approximately $1.5 to $2.0 billion. Though the timing is not certain, the outflows are expected to occur over the second and third quarters of 2017.
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
Our mutual funds and collective investment trusts are distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also distribute our mutual fund and collective investment trusts through our direct sales representatives, in particular within the defined contribution and institutional marketplace. Our mutual fund and collective investment trust products are an important driver of both our blended asset class and equity portfolios.

Our AUM was $31.6 billion as of March 31, 2017. The composition of our AUM by vehicle and portfolio is illustrated in the table below:

	March 31, 2017
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$10,898.0	$6,692.2	$1,172.6	$18,762.8
Mutual funds and collective investment trusts	8,953.8	3,804.2	108.6	12,866.6
Total	$19,851.8	$10,496.4	$1,281.2	$31,629.4
The composition of our separately managed accounts as of March 31, 2017, by channel and portfolio, is set forth in the table below:

	March 31, 2017
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,116.0	$5,198.9	$1,065.7	$14,380.6
Intermediary Channel	2,778.4	693.7	106.9	3,579.0
Platform/Sub-advisor Channel	3.6	799.6	—	803.2
Total	$10,898.0	$6,692.2	$1,172.6	$18,762.8
Percentage of separate account AUM
Direct Channel	43%	28%	6%	77%
Intermediary Channel	15%	4%	0%	19%
Platform/Sub-advisor Channel	0%	4%	—%	4%
Total	58%	36%	6%	100%
Percentage of portfolio by channel
Direct Channel	74%	78%	91%	77%
Intermediary Channel	26%	10%	9%	19%
Platform/Sub-advisor Channel	0%	12%	—%	4%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	57%	36%	7%	100%
Intermediary Channel	78%	19%	3%	100%
Platform/Sub-advisor Channel	0%	100%	—%	100%
Our separate accounts contributed 33% of our total gross client inflows for the three months ended March 31, 2017 and represented 59% of our total AUM as of March 31, 2017.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 63% of the total gross client inflows for our separate account business for the three months ended March 31, 2017 and represented 77% of our total separate account AUM as of March 31, 2017. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the three months ended March 31, 2017, blended asset portfolios represented 74% of the separate account gross client inflows from the Direct Channel, while equity and fixed income portfolios represented 11% and 15% respectively. As of March 31, 2017, blended asset and equity portfolios represented 57% and 36%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 7%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Our relationships with larger institutions may also be a driver of growth in separately managed account equity strategies, though many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the three months ended March 31, 2017, 16% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 21% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 23% of our total separate account AUM as of March 31, 2017.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the three months ended March 31, 2017, blended asset and equity portfolios represented 74% and 26%, respectively, of the separate account gross client inflows from the Intermediary Channel. As of March 31, 2017, 78% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 19% allocated to equity and 3% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
During the three months ended March 31, 2017, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios. Gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was approximately 85% during the three months ended March 31, 2017, representing the strong relationship focus that is inherent in our direct sales model, which is the primary driver of our separate account business.
The composition of our mutual fund and collective investment trust AUM as of March 31, 2017, by portfolio, is set forth in the table below:

	March 31, 2017
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$8,953.8	$3,804.2	$108.6	$12,866.6
Our mutual funds and collective investment trusts contributed 67% of our total gross client inflows for the three months ended March 31, 2017 and represented 41% of our total AUM as of March 31, 2017. As of March 31, 2017, our mutual fund and collective investment trust AUM consisted of 70% from blended asset portfolios and 29% from equity portfolios compared to 72% and 27% for blended asset and equity portfolios for the three months ended March 31, 2016. During the three months ended March 31, 2017, 78% and 20% of the gross client inflows were attributable to blended assets and equity portfolios, respectively.
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
Through our Platform/Sub-advisor Channel, we have relationships with consultants and manager research teams at platforms in order to distribute our funds within advisory programs, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 290 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
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

Results of Operations
Below is a discussion of our consolidated results of operations for the three months ended March 31, 2017 and 2016.

Components of Results of Operations
Overview
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
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.
Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our investment vehicles for the three months ended March 31, 2017 and 2016:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2016	$18,801.9	$12,881.1	$31,683.0	59%	41%	100%
Gross client inflows (1)	355.9	711.0	1,066.9
Gross client outflows (1)	(1,522.9)	(1,504.4)	(3,027.3)
Market appreciation/(depreciation) & other (2)	1,127.9	778.9	1,906.8
As of March 31, 2017	$18,762.8	$12,866.6	$31,629.4	59%	41%	100%
Average AUM for period	$18,982.4	$12,859.6	$31,842.0

As of December 31, 2015	$20,735.4	$14,706.8	$35,442.2	59%	41%	100%
Gross client inflows (1)	384.8	968.1	1,352.9
Gross client outflows (1)	(1,187.4)	(1,542.2)	(2,729.6)
Market appreciation/(depreciation) & other (2)	356.4	274.5	630.9
As of March 31, 2016	$20,289.2	$14,407.2	$34,696.4	58%	42%	100%
Average AUM for period	$20,242.1	$14,014.8	$34,256.9
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table reflects the indicated components of our AUM for our portfolios for the three months ended March 31, 2017 and 2016:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2016	$19,909.4	$10,463.9	$1,309.7	$31,683.0	63%	33%	4%	100%
Gross client inflows (1)	705.2	318.1	43.6	1,066.9
Gross client outflows (1)	(1,876.6)	(1,053.2)	(97.5)	(3,027.3)
Market appreciation/(depreciation) & other (2)	1,113.8	767.6	25.4	1,906.8
As of March 31, 2017	$19,851.8	$10,496.4	$1,281.2	$31,629.4	63%	33%	4%	100%
Average AUM for period	$19,931.3	$10,626.9	$1,283.8	$31,842.0

As of December 31, 2015	$22,442.4	$11,828.4	$1,171.4	$35,442.2	64%	33%	3%	100%
Gross client inflows (1)	938.8	346.1	68.0	1,352.9
Gross client outflows (1)	(1,655.5)	(998.8)	(75.3)	(2,729.6)
Market appreciation/(depreciation) & other (2)	310.5	296.5	23.9	630.9
As of March 31, 2016	$22,036.2	$11,472.2	$1,188.0	$34,696.4	64%	33%	3%	100%
Average AUM for period	$21,796.8	$11,279.8	$1,180.3	$34,256.9
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 82% of our AUM as of March 31, 2017.

Key Strategies	AUM as of March 31, 2017 (in millions)	Inception Date	Annualized Returns as of March 31, 2017 (3)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (1)	Inception
Long-Term Growth 30%-80% Equity Exposure	$8,897.4	1/1/1973	8.9%	3.1%	6.7%	4.8%	6.3%	9.5%
Blended Benchmark: 55% S&P 500 Total Return / 45% Bloomberg Barclays Government/Credit Bond			9.5%	7.0%	8.5%	6.4%	5.3%	9.2%
Core Non-U.S. Equity	$5,457.9	10/1/1996	5.4%	(2.6)%	2.9%	1.2%	5.4%	7.3%
Benchmark: ACWIxUS Index			13.1%	0.6%	4.4%	1.4%	3.2%	4.9%
Growth with Reduced Volatility 20%-60% Equity Exposure	$4,058.3	1/1/1973	6.6%	2.4%	5.2%	4.4%	5.8%	8.8%
Blended Benchmark: 40% S&P 500 Total Return / 60% Bloomberg Barclays Government/Credit Bond			7.0%	5.9%	6.8%	5.9%	5.3%	8.8%
Equity-Oriented	$2,635.9	1/1/1993	11.1%	3.6%	8.4%	4.8%	6.6%	9.8%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			14.4%	6.9%	9.8%	6.0%	4.9%	8.5%
Equity-Focused Blend	$1,081.0	4/1/2000	10.4%	3.5%	7.6%	5.1%	6.8%	6.8%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			11.8%	6.2%	8.5%	5.8%	5.1%	5.1%
Core Equity (Unrestricted) 90%-100% Equity Exposure	$1,054.8	1/1/1995	13.7%	4.6%	10.2%	5.9%	7.4%	11.0%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			17.1%	7.9%	11.4%	6.3%	4.8%	8.9%
Core U.S. Equity	$705.0	7/1/2000	15.7%	6.1%	11%	6.4%	N/A (2)	7.2%
Benchmark: Russell 3000® Index			18.1%	9.8%	13.2%	7.5%	5.1%	5.4%
Conservative Growth	$641.4	4/1/1992	3.7%	1.8%	3.2%	3.9%	5.2%	6.0%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			3.5%	3.4%	3.8%	4.6%	5.0%	6.2%
Aggregate Fixed Income	$519.5	1/1/1984	0.8%	2.2%	2.2%	4.3%	4.9%	7.4%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			0.4%	2.7%	2.3%	4.3%	5.1%	7.3%
Rainier International Small Cap	$469.3	3/28/2012	3.4%	3.9%	12.3%	N/A (2)	N/A (2)	12.3%
Benchmark: MSCI ACWIxUS Small Cap Index			12.3%	2.5%	6.7%	N/A (2)	N/A (2)	5.6%
Disciplined Value	$448.8	11/1/2003	16.2%	8.6%	11.1%	8.8%	N/A (2)	10.7%
Benchmark: Russell 1000 Value			19.2%	8.7%	13.1%	5.9%	6.8%	8.4%
__________________________

(1)
The market cycle performance numbers are calculated from April 1, 2000 to March 31, 2017. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

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
The Company serves as the investment adviser for Manning & Napier Fund, Inc., Rainier Investment Management Mutual Funds, Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $12.9 billion, or 41%, of our AUM as of March 31, 2017. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $18.8 billion, or 59%, of our AUM as of March 31, 2017, including assets managed as a sub-advisor to pooled investment vehicles and assets in client accounts invested in the Fund. For the period ended March 31, 2017 approximately 97% of our revenue was earned from clients located in the United States.
In response to industry trends and increasing fee pressure from passive strategies offered by our competitors as well as the anticipated impact of regulatory changes, management is in the process of reviewing our fund fee structures and levels. The financial impacts of any potential changes including reduced management fees and other operating expenses, could begin to occur starting in the second half of 2017.
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
We expect the interest and investment components of non-operating income (loss) to fluctuate based on market conditions, the performance of our investments and the overall amount of our investments held by the Company to provide initial cash seeding for product development purposes and short-term investment for cash management opportunities.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 17.8% in Manning & Napier Group as of March 31, 2017 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recent Accounting Pronouncements" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Assets Under Management
The following table reflects changes in our AUM for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,		Period-to-Period
	2017	2016	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$18,801.9	$20,735.4	$(1,933.5)	(9)%
Gross client inflows (1)	355.9	384.8	(28.9)	(8)%
Gross client outflows (1)	(1,522.9)	(1,187.4)	(335.5)	28%
Market appreciation (depreciation) & other (2)	1,127.9	356.4	771.5	216%
Ending assets under management	$18,762.8	$20,289.2	$(1,526.4)	(8)%
Mutual funds and collective investment trusts
Beginning assets under management	$12,881.1	$14,706.8	$(1,825.7)	(12)%
Gross client inflows (1)	711.0	968.1	(257.1)	(27)%
Gross client outflows (1)	(1,504.4)	(1,542.2)	37.8	(2)%
Market appreciation (depreciation) & other (2)	778.9	274.5	504.4	184%
Ending assets under management	$12,866.6	$14,407.2	$(1,540.6)	(11)%
Total assets under management
Beginning assets under management	$31,683.0	$35,442.2	$(3,759.2)	(11)%
Gross client inflows (1)	1,066.9	1,352.9	(286.0)	(21)%
Gross client outflows (1)	(3,027.3)	(2,729.6)	(297.7)	11%
Market appreciation (depreciation) & other (2)	1,906.8	630.9	1,275.9	202%
Ending assets under management	$31,629.4	$34,696.4	$(3,067.0)	(9)%
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The total AUM decrease of $0.1 billion, to $31.6 billion at March 31, 2017 from $31.7 billion at December 31, 2016 was attributable to net client cash outflows of $2.0 billion, partially offset by market appreciation of $1.9 billion. Our separate accounts and mutual fund and collective investment trust vehicles had net client outflows of approximately $1.2 billion and $0.8 billion, respectively. The blended investment gain was 6% in separately managed accounts and 6% in mutual funds and collective investment trusts. By portfolio, our AUM increased by $32.5 million in our equity portfolio, and decreased by $57.6 million in our blended asset portfolio and $28.5 million in our fixed income portfolio.
Our ability to improve cash flows going forward will depend in part on our ability to sustain improved performance and thus improve our one, three and five year track record across our key strategies. We anticipate a further decline in AUM as we received cancellation notice from a retirement plan relationship that represented approximately 8% of our AUM as of March 31, 2017. Cash outflows of approximately $2.5 billion from this relationship occurred on April 3, 2017. In addition, we have received partial redemption or cancellation notices from four other large institutional relationships. Our current estimate of cash outflows from these relationships is approximately $1.5 to $2.0 billion. Though the timing is not certain, the outflows are expected to occur over the second and third quarters of 2017.
Our total AUM decreased by $3.1 billion from $34.7 billion at March 31, 2016 to $31.6 billion at March 31, 2017. The decrease was attributable to net client outflows of $8.6 billion, partially offset by market appreciation of $2.7 billion and acquired assets of $2.9 billion. Net client outflows consisted of approximately $4.3 billion of net outflows for separate accounts and $4.3 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from March 31, 2016 to March 31, 2017 consisted of a $1.0 billion, or 9% decrease in our equity portfolio, a $2.2 billion, or 10% decrease in our blended asset portfolio, and an increase of $93.2 million, or 8% in our fixed income portfolio.
As of March 31, 2017, the composition of our AUM was 59% in separate accounts and 41% in mutual funds and collective investment trusts, compared to 58% in separate accounts and 42% in mutual funds and collective investment trusts at March 31, 2016. The composition of our AUM across portfolios at March 31, 2017 was 63% in blended assets, 33% in equity, and 4% in fixed income, compared to 64% in blended assets, 33% in equity, and 3% in fixed income at March 31, 2016.
With regard to our separate accounts, gross client inflows of $0.4 billion were offset by approximately $1.5 billion of gross client outflows during the three months ended March 31, 2017. The $0.4 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and $0.2 billion into our equity portfolio. During the three months ended March 31, 2017, 63% of our separate account gross client inflows were derived from our Direct Channel with 51% representing contributions from existing Direct Channel relationships. With regard to gross client outflows, cancellations were approximately $0.7 billion and withdrawals from existing accounts were approximately $0.8 billion. Outflows during the first quarter were 50%, 43% and 4% from blended, equity and fixed income portfolios, respectively. In light of challenging relative returns, our separate account clients redeemed assets at a rate of 32% during the quarter, compared to a 30% redemption rate over the trailing twelve months ended March 31, 2017. The annualized separate account retention rate was 85% for the three months ended March 31, 2017 compared to 84% for the rolling twelve months ended March 31, 2017.
Net client outflows of $0.8 billion from our mutual fund and collective investment trusts included gross client inflows of $0.7 billion, offset by gross client outflows of $1.5 billion during the three months ended March 31, 2017. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.6 billion, or 78%, of mutual fund and collective trust fund gross client inflows during the three months ended March 31, 2017. With regard to gross client outflows, $1.1 billion, or 71%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and related data for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,		Period-to-Period
	2017	2016	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$55,485	$62,042	$(6,557)	(11)%
Expenses
Compensation and related costs	23,381	21,967	1,414	6%
Distribution, servicing and custody expenses	7,411	8,842	(1,431)	(16)%
Other operating costs	7,978	8,453	(475)	(6)%
Total operating expenses	38,770	39,262	(492)	(1)%
Operating income	16,715	22,780	(6,065)	(27)%
Non-operating income (loss)
Non-operating income (loss), net	1,142	1,078	64	(6)%
Income before provision for income taxes	17,857	23,858	(6,001)	(25)%

Provision for income taxes	1,343	1,674	(331)	(20)%
Net income attributable to controlling and noncontrolling interests	16,514	22,184	(5,670)	(26)%
Less: net income attributable to noncontrolling interests	14,617	19,766	(5,149)	(26)%
Net income attributable to Manning & Napier, Inc.	$1,897	$2,418	$(521)	(22)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.13	$0.16
Diluted	$0.13	$0.16
Weighted average shares of Class A common stock outstanding
Basic	14,042,880	13,745,130
Diluted	14,216,988	14,084,903
Cash dividends declared per share of Class A common stock	$0.08	$0.16

Other financial and operating data
Economic net income (1)	$10,893	$15,031	$(4,138)	(28)%
Economic net income per adjusted share (1)	$0.13	$0.18
Weighted average adjusted Class A common stock outstanding (1)	81,014,764	83,659,012
_______________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue decreased by $6.6 million, or 11%, to $55.5 million for the three months ended March 31, 2017 from $62.0 million for the three months ended March 31, 2016. This decrease is driven primarily by a $2.4 billion, or 7%, decrease in our average AUM to $31.8 billion for the three months ended March 31, 2017 from $34.3 billion for the three months ended March 31, 2016. Average AUM decreased as a result of net client outflows of $8.6 billion, partially offset by market appreciation of $2.7 billion and acquired assets of $2.9 billion during the rolling twelve months ended March 31, 2017. By portfolio, our AUM decreases were concentrated in our blended asset portfolios, which decreased by 10% compared to March 31, 2016. The outflows were largely attributable to challenging portfolio performance relative to benchmarks and increased competition as a result of an industry shift to lower fee passive investment products.

Our average separately managed account fee for the three months ended March 31, 2017 decreased slightly to 0.62% compared to 0.63% for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of March 31, 2017, the concentration of investments in our separately managed account assets was 58% blended assets, 36% equity and 6% fixed income, compared to 58% blended assets, 36% equity and 6% fixed income as of March 31, 2016.
Our average fee on mutual fund and collective investment trust products decreased to 0.76% for the three months ended March 31, 2017 from 0.78% for three months ended March 31, 2016. This decrease was primarily due to a shift in the mix of our AUM from higher fee mutual funds and collective trusts to those with lower fees. The management fees earned on our mutual fund and collective investment trust management fees ranged from 0.24% to 1.00%, depending on investment strategy, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the concentration of assets in our mutual fund and collective investment trusts was 70% blended assets, 29% equity and 1% fixed income, compared to 72% blended assets, 27% equity and 1% fixed income as of March 31, 2016.
Operating Expenses
Our operating expenses decreased by $0.5 million, or 1%, to $38.8 million for the three months ended March 31, 2017 from $39.3 million for the three months ended March 31, 2016.
Compensation and related costs increased by $1.4 million, or 6%, to $23.4 million for the three months ended March 31, 2017 from $22.0 million for the three months ended March 31, 2016. When considered as a percentage of revenue, compensation and related costs for the three months ended March 31, 2017 was 42% compared to 35% for the three months ended March 31, 2016.
Distribution, servicing and custody expenses decreased by $1.4 million, or 16%, to $7.4 million for the three months ended March 31, 2017 from $8.8 million for the three months ended March 31, 2016. The decrease was generally driven by an 8% decrease in mutual funds and collective investment trusts average AUM for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The percentage decrease in expense exceeds the percentage decrease in average AUM since our mutual fund outflows have been more heavily concentrated with those dealers where we have distribution and servicing fee obligations. As a percentage of mutual fund and collective investment trust revenue, distribution, servicing and custody expense was 31% for the three months ended March 31, 2017, compared to 32% for the three months ended March 31, 2016.
Other operating costs for the three months ended March 31, 2017 was $8.0 million, compared to $8.5 million for the three months ended March 31, 2016. As a percentage of revenue, other operating costs was 14% for both the three months ended March 31, 2017 and 2016.
Non-Operating Income (Loss)
Non-operating income for the three months ended March 31, 2017 was $1.1 million, compared to net income of $1.1 million for the three months ended March 31, 2016. Included within non-operating income for the three months ended March 31, 2017 and 2016 was $1.0 million and $1.1 million of net gains, respectively, on investments held by the Company to provide initial cash seeding for product development purposes. Interest expense for the three months ended March 31, 2017 decreased by approximately $0.1 million compared to the three months ended March 31, 2016, driven by the termination of our credit facility in early 2017 and the unused commitment fee on our credit facility paid in 2016.
Provision for Income Taxes
The Company’s tax provision decreased by $0.3 million to $1.3 million for the three months ended March 31, 2017 from $1.7 million for the three months ended March 31, 2016. The change was primarily driven by a decrease in taxable earnings compared to the prior year.
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

Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to the Company and represents an estimate of income tax expense at an effective rate of 39.0% and 37.0% for the three months ended March 31, 2017 and 2016, respectively, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group and unvested equity awards are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in thousands, except share data)
Income before provision for income taxes	$17,857	$23,858
Economic net income (Non-GAAP)	$10,893	$15,031
Economic net income per adjusted share (Non-GAAP)	$0.13	$0.18
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	81,014,764	83,659,012
The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended March 31,
	2017	2016
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$1,897	$2,418
Add back: Net income attributable to noncontrolling interests	14,617	19,766
Add back: Provision for income taxes	1,343	1,674
Income before provision for income taxes	17,857	23,858
Adjusted income taxes	6,964	8,827
Economic net income (Non-GAAP)	$10,893	$15,031

Weighted average shares of Class A common stock outstanding - Basic	14,042,880	13,745,130
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	65,764,096	67,896,484
Weighted average unvested restricted share-based awards	1,207,788	2,017,398
Weighted average adjusted shares (Non-GAAP)	81,014,764	83,659,012

Economic net income per adjusted share (Non-GAAP)	$0.13	$0.18

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations. Our current financial condition is highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investment securities held by us for the purpose of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$100,568	$100,819
Accounts receivable	$20,493	$22,195
Investment securities	$42,558	$36,475
Investment securities - consolidated funds	$1,061	$995
Amounts payable under tax receivable agreement (1)	$37,073	$37,073
Accrued distributions	$9,857	$—
Accrued purchase of Class A units of Manning & Napier Group, LLC	$9,803	$—
Contingent consideration liability (2)	$—	$—
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of March 31, 2017 and December 31, 2016, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

(2)
Represents the fair value of additional cash payments related to our acquisition of Rainier of up to $32.5 million over the period ending December 31, 2019, contingent upon Rainier's achievement of certain financial targets.

In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions. On January 12, 2017, we terminated our revolving credit agreement that provided borrowing capacity of up to $100.0 million. No amounts had been borrowed and thus none were outstanding. Our decision to terminate the facility was based on an evaluation of factors including the cost of the facility, the anticipated need to finance capital or other projects, and the sufficiency of liquidity and capital resources.
We believe that cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, including short-term investments and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2017 and 2016. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and for cash management purposes, and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Three months ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$7,570	$15,380
Net cash (used in) provided by investing activities	(5,375)	6,218
Net cash used in financing activities	(2,446)	(12,219)
Net change in cash and cash equivalents	$(251)	$9,379

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Operating Activities
Operating activities provided $7.6 million and $15.4 million of net cash for the three months ended March 31, 2017 and 2016, respectively. This overall $7.8 million decrease in net cash provided by operating activities for the three months ended March 31, 2017 compared to 2016 was due to a decrease in net income after adjustment for non-cash items of approximately $6.1 million driven by lower revenues resulting primarily from changes in our average AUM. This decrease was also due to $3.8 million of cash from consolidated funds due to the timing of trading activity in 2016, partially offset by a decrease of $2.0 million in operating assets and liabilities attributable to lower revenues.
Investing Activities
Investing activities used $5.4 million and provided $6.2 million of net cash for the three months ended March 31, 2017 and 2016, respectively. This increase in cash used was primarily driven by changes in investing activities of $11.5 million due to our funding of and timing of activity within our investment securities. During the three months ended March 31, 2017, we used approximately $7.4 million net for the purchase of short-term investments for cash management purposes, which was partially offset by cash provided of approximately $2.5 million within our investment securities for the purposes of new product development due to the redemption of a portfolio. Our purchases of property and equipment was approximately $0.2 million during the three months ended March 31, 2017 compared to $0.1 million in 2016.
Financing Activities
Financing activities used $2.4 million and $12.2 million of net cash for the three months ended March 31, 2017 and 2016, respectively. This overall $9.8 million decrease in net cash used in financing activities was primarily the result of a reduction in distributions to noncontrolling interests of $9.8 million for the three months ended March 31, 2017 compared to 2016 due to the timing of the first quarter payments in 2017 as compared to 2016. The distribution to noncontrolling interests for the quarter ended March 31, 2017 was included in accrued expenses and other liabilities at March 31, 2017 and paid in the second quarter of 2017, while the distribution to noncontrolling interests for the quarter ended March 31, 2016 was paid prior to March 31, 2016.
Dividends
On October 25, 2016, the Board of Directors declared a $0.16 per share dividend to the holders of Class A common stock. The dividend was paid on February 1, 2017 to shareholders of record as of January 13, 2017.
On March 7, 2017, the Board of Directors declared a $0.08 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2017 to shareholders of record as of April 14, 2017.
On April 25, 2017, the Board of Directors declared a $0.08 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 1, 2017 to shareholders of record as of July 14, 2017.
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
Contractual Obligations
There have been no material changes in our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2017.
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
The value of our AUM was $31.6 billion as of March 31, 2017. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $3.2 billion, which would cause an annualized increase or decrease in revenues of approximately $22.5 million at our current weighted average fee rate of 0.71%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities, investments in mutual funds, including the Fund for which MNA provides advisory services and short-term investment for cash management purposes. The value of these investments was $43.6 million as of March 31, 2017 of which $14.4 million is investment securities classified as trading, and $29.2 million is investment securities classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $4.4 million at March 31, 2017. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $31.6 billion as of March 31, 2017. As of March 31, 2017, approximately 16% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 16% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $0.5 billion, which would cause an annualized increase or decrease in revenues of approximately $3.6 million at our current weighted average fee rate of 0.71%.
Interest Rate Risk
The Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities and short-term investments. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of March 31, 2017. Additionally, given the current level of income we earn from our cash and cash equivalent balances and short-term investments, interest rate changes would not have a material impact on us.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2016 risk factors relating to our business, our industry, our structure and our Class A common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning our company. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2016.
Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated March 31, 2017 (1)

10.2	Form of Redemption Agreement between Manning & Napier Capital Company and Manning & Napier Group, LLC, dated March 31, 2017 (2)
31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

 __________________________

(1)	Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K as filed with Securities and Exchange Commission on April 4, 2017.

(2)	Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K as filed with Securities and Exchange Commission on April 4, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: May 9, 2017	By:	/s/ WILLIAM MANNING
William Manning
Chief Executive Officer
(principal executive officer)

/s/ BETH H. GALUSHA
Beth H. Galusha
Principal Financial Officer
(principal financial officer)