Form 10-Q
period 2017-09-30
Manning & Napier, Inc.
filed 2017-11-08
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2017
Class A common stock, $0.01 par value per share	15,039,347
Class B common stock, $0.01 par value per share	1,000

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$103,322	$100,819
Accounts receivable	11,041	15,434
Accounts receivable—affiliated mutual funds	6,213	6,761
Investment securities	38,322	36,475
Investment securities - consolidated funds	—	995
Prepaid expenses and other assets	2,977	4,883
Total current assets	161,875	165,367
Property and equipment, net	5,536	5,680
Net deferred tax assets, non-current	39,563	41,905
Goodwill	4,829	4,829
Other long-term assets	2,784	2,818
Total assets	$214,587	$220,599

Liabilities
Accounts payable	$1,915	$2,053
Accrued expenses and other liabilities	25,609	35,115
Deferred revenue	10,326	10,210
Total current liabilities	37,850	47,378
Other long-term liabilities	3,352	4,034
Amounts payable under tax receivable agreement, non-current	32,244	34,709
Total liabilities	73,446	86,121
Commitments and contingencies (Note 8)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 15,039,347 and 14,982,880 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	150	150
Class B common stock, $0.01 par value; 2,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	198,536	200,158
Retained deficit	(35,706)	(37,383)
Accumulated other comprehensive income (loss)	(30)	(13)
Total shareholders’ equity	162,950	162,912
Noncontrolling interests	(21,809)	(28,434)
Total shareholders’ equity and noncontrolling interests	141,141	134,478
Total liabilities, shareholders’ equity and noncontrolling interests	$214,587	$220,599
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Investment management services revenue	$48,838	$63,305	$155,859	$189,852
Expenses
Compensation and related costs	22,287	24,627	67,901	70,973
Distribution, servicing and custody expenses	6,920	8,798	21,415	26,590
Other operating costs	7,887	8,188	23,099	24,854
Total operating expenses	37,094	41,613	112,415	122,417
Operating income	11,744	21,692	43,444	67,435
Non-operating income (loss)
Interest expense	(22)	(127)	(34)	(339)
Interest and dividend income	191	141	609	457
Change in liability under tax receivable agreement	(33)	(76)	(33)	(94)
Net gains (losses) on investments	711	(80)	2,293	1,192
Total non-operating income (loss)	847	(142)	2,835	1,216
Income before provision for income taxes	12,591	21,550	46,279	68,651
Provision for income taxes	739	1,565	3,324	4,784
Net income attributable to controlling and noncontrolling interests	11,852	19,985	42,955	63,867
Less: net income attributable to noncontrolling interests	10,331	17,727	37,852	56,586
Net income attributable to Manning & Napier, Inc.	$1,521	$2,258	$5,103	$7,281

Net income per share available to Class A common stock
Basic	$0.10	$0.15	$0.35	$0.49
Diluted	$0.10	$0.15	$0.35	$0.48
Weighted average shares of Class A common stock outstanding
Basic	14,249,347	14,042,880	14,135,288	13,916,721
Diluted	78,210,019	14,175,321	14,241,642	14,173,283
Cash dividends declared per share of Class A common stock	$0.08	$0.16	$0.24	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income attributable to controlling and noncontrolling interests	$11,852	$19,985	$42,955	$63,867
Net unrealized holding gain (loss) on investment securities, net of tax	(2)	1	(17)	7
Comprehensive income	$11,850	$19,986	$42,938	$63,874
Less: Comprehensive income attributable to noncontrolling interests	10,329	17,728	37,835	56,593
Comprehensive income attributable to Manning & Napier, Inc.	$1,521	$2,258	$5,103	$7,281
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2015	14,755,130	$148	1,000	$—	$205,760	$(37,149)	$(3)	$(33,976)	$134,780
Net income	—	—	—	—	—	7,281	—	56,586	63,867
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34,153)	(34,153)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	7	—	7
Common stock issued under equity compensation plan	277,750	2	—	—	(2)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	—	(162)	—	—	(791)	(953)
Equity-based compensation	—	—	—	—	433	—	—	2,102	2,535
Dividends declared on Class A common stock - $0.48 per share	—	—	—	—	—	(7,159)	—	—	(7,159)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(2,144)	—	—	(13,991)	(16,135)
Balance—September 30, 2016	15,032,880	$150	1,000	$—	$203,885	$(37,027)	$4	$(24,223)	$142,789

Balance—December 31, 2016	14,982,880	$150	1,000	$—	$200,158	$(37,383)	$(13)	$(28,434)	$134,478
Net income	—	—	—	—	—	5,103	—	37,852	42,955
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(24,490)	(24,490)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(17)	—	(17)
Common stock issued under equity compensation plan, net of forfeitures	56,467	—	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units vested	—	—	—	—	(48)	—	—	(224)	(272)
Equity-based compensation	—	—	—	—	304	—	—	1,412	1,716
Dividends declared on Class A common stock - $0.24 per share	—	—	—	—	—	(3,426)	—	—	(3,426)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(1,878)	—	—	(7,925)	(9,803)
Balance—September 30, 2017	15,039,347	$150	1,000	$—	$198,536	$(35,706)	$(30)	$(21,809)	$141,141
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$42,955	$63,867
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,716	2,535
Depreciation and amortization	1,328	1,952
Change in amounts payable under tax receivable agreement	33	94
Change in contingent consideration liability	—	(500)
Net (gains) losses on investment securities	(2,293)	(1,192)
Deferred income taxes	2,342	2,212
Amortization of debt issuance costs	—	117
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	4,073	2,011
Accounts receivable—affiliated mutual funds	548	1,862
Due from broker - consolidated funds	—	3,795
Prepaid expenses and other assets	1,907	1,238
Accounts payable	(138)	(349)
Accrued expenses and other liabilities	(10,599)	(12,196)
Deferred revenue	116	(68)
Other long-term liabilities	(671)	(8)
Net cash provided by operating activities	41,317	65,370
Cash flows from investing activities:
Purchase of property and equipment	(1,057)	(240)
Sale of investments	12,871	9,033
Purchase of investments	(38,510)	(4,229)
Due from broker	—	4,022
Proceeds from maturity of investments	27,063	—
Acquisitions, net of cash received	320	(9,321)
Net cash provided by (used in) investing activities	687	(735)
Cash flows from financing activities:
Distributions to noncontrolling interests	(24,490)	(34,153)
Dividends paid on Class A common stock	(4,802)	(7,123)
Payment of shares withheld to satisfy withholding requirements	(272)	(953)
Payment of capital lease obligations	(134)	(154)
Purchase of Class A units of Manning & Napier Group, LLC	(9,803)	(16,135)
Net cash used in financing activities	(39,501)	(58,518)
Net increase (decrease) in cash and cash equivalents	2,503	6,117
Cash and cash equivalents:
Beginning of period	100,819	117,591
End of period	$103,322	$123,708
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
The Company is the sole managing member of Manning & Napier Group, LLC and its subsidiaries ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of September 30, 2017.

Public Investors
William Manning [(2)]
100% Class A common stock
49.8% voting rights
100% economic rights
100% Class B common stock
50.2% voting rights
no economic rights
Manning & Napier, Inc.
Ticker: MN
Manning & Napier Capital Company, LLC
M&N Group Holdings, LLC
1.0% Class A units
1.0% voting and economic rights
17.8% Class A units
17.8% voting and economic rights
81.2% Class A units
81.2% voting and economic rights
Manning & Napier Group, LLC [(1)]

(1)
The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Alternative Opportunities, LLC, Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC.

(2)
On November 17, 2017, all outstanding shares of the Company's Class B common stock will be automatically, without any further action on the Company's part or the holder of the shares of the Company's Class B common stock, canceled and will revert to the status of authorized but unissued shares of Class B common stock.

Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
There have been no significant changes in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of September 30, 2017, Manning & Napier holds an economic interest of approximately 17.8% in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”), Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust. The Fund, CIT, Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.5 million as of September 30, 2017 and $1.3 million as of December 31, 2016. As of December 31, 2016, the Company maintained a controlling financial interest in one mutual fund, Manning & Napier Fund, Inc. Quality Equity Series, and consolidated the mutual fund. As of September 30, 2017, the Company did not maintain a controlling financial interest, but did retain significant influence in the mutual fund, which was accounted for as an equity method investment.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At September 30, 2017, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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
Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $11.3 million and $11.6 million as of September 30, 2017 and December 31, 2016, respectively.
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
On May 10, 2017, the Company entered into an agreement to sell certain U.S. mutual funds to a third party. The transaction is expected to close during the fourth quarter of 2017, with the selling price based on the total assets under management on the transaction closing date. As of September 30, 2017, the assets under management for these products was approximately $0.4 billion. The carrying value of the intangible assets for client relationships associated with these products was $0 as of September 30, 2017.
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
The Company is contractually obligated to make payments to certain advisory clients with the intent of providing those clients a discounted fee. In accordance with ASC 605-50, Revenue Recognition - Customer Payments and Incentives, these payments are presented as a reduction to revenue. There were no incentives reported as a reduction to revenue for the three

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

months ended September 30, 2017, while incentives were $3.4 million for the nine months ended September 30, 2017. Incentives reported as a reduction of revenue were $3.3 million and $8.9 million for the three and nine months ended September 30, 2016, respectively.
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
Advisory Agreements
The Company derives significant revenue from its role as advisor to affiliated mutual funds and collective investment trusts. Fees earned for advisory related services were approximately $19.4 million and $64.6 million for the three and nine months ended September 30, 2017, respectively, and $28.8 million and $86.7 million for the three and nine months ended September 30, 2016, respectively, which represents greater than 10% of the Company's revenue in each period.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The revenue standard contains principals that will be applied to determine the measurement of revenue and timing of recognition and also impacts the accounting for incremental costs to obtain a contract. We will adopt the new standard on its effective date of January 1, 2018. While we have not identified material changes in the timing of revenue recognition, we continue to evaluate the presentation of certain revenue related costs on a gross versus net basis. We anticipate that certain first year costs associated with new investment management contracts will be capitalized and amortized over an estimated customer contract period. We have not yet determined whether we will adopt the standard using the retrospective approach with adjustment to each prior period or modified retrospective approach with the cumulative effect of initial application recognized at the date of initial application.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Acquisitions
On April 30, 2016, the Company acquired a majority ownership interest in Rainier Investment Management, LLC ("Rainier”), an active investment management firm. Under the terms of the transaction, the Company initially acquired a 75% ownership interest in Rainier, with the remaining 25% ownership maintained by key professionals at Rainier. As of September 30, 2017, the Company's ownership interest in Rainier was 86%, an increase from the acquisition due to the forfeiture of unvested ownership interests by certain individuals retiring from Rainier subsequent to the acquisition.
Consideration transferred included an upfront cash payment on the transaction closing date of $13.0 million, a portion of which was held in escrow. During the second quarter of 2017, the Company received approximately $0.3 million from amounts held in escrow for post closing adjustments. Additional cash payments of up to $32.5 million over a four year period are contingent upon Rainier’s achievement of certain annual financial targets. The fair value of the liability for this contingent consideration recognized on the acquisition date was $3.5 million. As of September 30, 2017 and December 31, 2016, the fair value of this contingent liability was $0.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Income before provision for income taxes	$12,591	$21,550	$46,279	$68,651
Less: gain (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(51)	(95)	(45)	(114)
Income before provision for income taxes, as adjusted	12,642	21,645	46,324	68,765
Controlling interest percentage (2)	17.8%	17.4%	17.7%	17.1%
Net income attributable to controlling interest	2,261	3,765	8,189	11,753
Plus: gain (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(51)	(95)	(45)	(114)
Income before income taxes attributable to Manning & Napier, Inc.	2,210	3,670	8,144	11,639
Less: provision for income taxes of Manning & Napier, Inc. (3)	689	1,412	3,041	4,358
Net income attributable to Manning & Napier, Inc.	$1,521	$2,258	$5,103	$7,281
________________________

(1)	Manning & Napier, Inc. incurs certain gains or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes was $0.7 million and $3.3 million for the three and nine months ended September 30, 2017, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, a total of 63,931,065 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
During the nine months ended September 30, 2017, M&N Group Holdings and MNCC exchanged a total of 1,853,506 Class A units of Manning & Napier Group for approximately $9.8 million in cash. Subsequent to the exchange the Class A units were retired, resulting in an increase in Manning & Napier's ownership in Manning & Napier Group. In addition, during the nine months ended September 30, 2017, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group, net of forfeitures of unvested restricted stock awards.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the nine months ended September 30, 2017:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2016	13,826,575	65,784,571	79,611,146	17.4%
Class A Units issued (1)	46,467	—	46,467	—%
Class A Units exchanged	—	(1,853,506)	(1,853,506)	0.4%
As of September 30, 2017	13,873,042	63,931,065	77,804,107	17.8%
______________________

(1)	The impact of the transaction of Manning & Napier's ownership was less than 0.1%.

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
At September 30, 2017 and December 31, 2016, the Company had recorded a liability of $34.7 million and $37.1 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, $2.5 million and $2.4 million were included in accrued expenses and other liabilities at September 30, 2017 and December 31, 2016, respectively. The Company made payments of $2.4 million and $3.4 million pursuant to the TRA during the nine months ended September 30, 2017 and 2016, respectively.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$7,117	$3	$(13)	$7,107
Short-term investments	22,255	—	—	22,255
				29,362
Trading securities
Equity securities				2,493
Fixed income securities				5,009
Mutual funds				346
				7,848
Equity method investments
Mutual funds				1,112
Total investment securities				$38,322

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$7,093	$13	$(6)	$7,100
Short-term investments	14,744	—	—	14,744
				21,844
Trading securities
Equity securities				7,176
Fixed income securities				7,167
Mutual funds				288
Mutual funds - consolidated funds				995
				15,626
Total investment securities				$37,470
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At September 30, 2017 and December 31, 2016, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $1.5 million and $1.6 million of net unrealized gains related to investments classified as trading during the nine months ended September 30, 2017 and 2016, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes and other short-term investments for compliance with certain regulatory requirements and to optimize cash management opportunities. As of September 30, 2017 and December 31, 2016, $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the nine months ended September 30, 2017 and 2016.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$2,493	$—	$—	$2,493
Fixed income securities	—	5,009	—	5,009
Mutual funds	1,458	—	—	1,458
U.S. Treasury notes	—	7,107	—	7,107
Short-term investments	22,255	—	—	22,255
Total assets at fair value	$26,206	$12,116	$—	$38,322

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$7,176	$—	$—	$7,176
Fixed income securities	1,071	6,096	—	7,167
Mutual funds	288	—	—	288
Mutual funds - consolidated funds	995	—	—	995
U.S. Treasury notes	—	7,100	—	7,100
Short-term investments	14,744	—	—	14,744
Total assets at fair value	$24,274	$13,196	$—	$37,470

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

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
There were no changes in contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017. The fair value was $0 at September 30, 2017 and December 31, 2016.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Levels during the nine months ended September 30, 2017.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued bonus and sales commissions	$11,471	$18,342
Accrued payroll and benefits	3,705	3,430
Accrued sub-transfer agent fees	3,000	4,785
Dividends payable	1,203	2,397
Amounts payable under tax receivable agreement	2,475	2,364
Other accruals and liabilities	3,755	3,797
Total accrued expenses and other liabilities	$25,609	$35,115
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of September 30, 2017 and December 31, 2016, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Note 9—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed using the two-class method to determine net income available to Class A common stock. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. The Company's restricted Class A common shares granted under the Equity Plan have non-forfeitable dividend rights during their vesting period and are therefore considered participating securities under the two-class method. Under the two-class method, the Company's net income available to Class A common stock is reduced by the amount allocated to the unvested restricted Class A common stock. Basic EPS is calculated by dividing net income available to Class A common stock by the weighted average number of common shares outstanding during the period.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2017 and 2016 under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$11,852	$19,985	$42,955	$63,867
Less: net income attributable to noncontrolling interests	10,331	17,727	37,852	56,586
Net income attributable to Manning & Napier, Inc.	$1,521	$2,258	$5,103	$7,281
Less: allocation to participating securities	83	158	288	480
Net income available to Class A common stock	$1,438	$2,100	$4,815	$6,801

Weighted average shares of Class A common stock outstanding - basic	14,249,347	14,042,880	14,135,288	13,916,721
Dilutive effect of unvested equity awards	23,388	132,441	106,354	256,562
Dilutive effect of exchangeable Class A Units	63,937,284	—	—	—
Weighted average shares of Class A common stock outstanding - diluted	78,210,019	14,175,321	14,241,642	14,173,283
Net income available to Class A common stock per share - basic	$0.10	$0.15	$0.35	$0.49
Net income available to Class A common stock per share - diluted	$0.10	$0.15	$0.35	$0.48
The Company’s Class B common stock represents voting interests and does not participate in the earnings of the Company. Accordingly, there is no basic or diluted EPS related to the Company’s Class B common stock.
For both the three and nine months ended September 30, 2017, 790,000 unvested equity awards were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive. For both the three and nine months ended September 30, 2016, 990,000 unvested equity awards were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.
At September 30, 2017 there were 63,931,065 Class A Units of Manning & Napier Group outstanding, which, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company's Class A common stock. These units were not included in the calculation of diluted earnings per common share for the nine months ended September 30, 2017, because the effect would have been anti-dilutive.
At September 30, 2016 there were 65,784,571 Class A Units of Manning & Napier Group outstanding, which were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2016, because the effect would have been anti-dilutive.
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
The following table summarizes the award activity for the nine months ended September 30, 2017 under the Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2017	1,207,788	$12.56
Granted	70,399	$5.55
Vested	(276,064)	$12.41
Forfeited	(150,000)	$12.20
Stock awards outstanding at September 30, 2017	852,123	$12.09

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

For the three and nine months ended September 30, 2017, the Company recorded approximately $0.3 million and $1.7 million, respectively, of compensation expense related to awards under the Equity Plan. For the three and nine months ended September 30, 2016, the Company recorded approximately $0.4 million and $2.5 million, respectively, of compensation expense related to awards under the Equity Plan. As of September 30, 2017, there was unrecognized compensation expense related to Equity Plan awards of approximately $5.8 million, which the Company expects to recognize over a weighted average period of approximately 3.5 years.
During the nine months ended September 30, 2017 and 2016, the Company withheld a total of 69,597 and 111,729 restricted shares, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid approximately $0.3 million and $1.0 million in employee tax withholding obligations related to these settlements during the nine months ended September 30, 2017 and 2016, respectively. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Earnings from continuing operations before income taxes	$12,591	$21,550	$46,279	$68,651
Effective tax rate	5.9%	7.3%	7.2%	7.0%
Provision for income taxes	739	1,565	3,324	4,784
Provision for income taxes @ statutory rate	4,281	7,543	15,735	24,028
Difference between tax at effective vs. statutory rate	$(3,542)	$(5,978)	$(12,411)	$(19,244)
For the three and nine months ended September 30, 2017 and 2016, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 34% and 35%, respectively, is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 12—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees earned was approximately $0.2 million and the value of the fees waived was approximately $0.1 million for the nine months ended September 30, 2017. The aggregate value of the fees earned was approximately $0.1 million and the value of the fees waived was less than $0.1 million for the nine months ended September 30, 2016.
Affiliated fund transactions
The Company earns investment advisory fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. The aggregate value of revenue earned was approximately $19.4 million and $64.6 million for the three and nine months ended September 30, 2017, respectively, and $28.8 million and $86.7 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, amounts due from the affiliated mutual funds was approximately $6.2 million and $6.8 million, respectively. As of September 30, 2017 and December 31, 2016, amounts due from affiliated collective investment trusts was approximately $2.1 million and $4.5 million, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was $4.1 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Note 13—Subsequent Events
Distributions and dividends
On October 24, 2017, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution will be based on earnings for the quarter ended December 31, 2017, with a maximum amount of $10.0 million. Concurrently, the Board of Directors declared an $0.08 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 1, 2018 to shareholders of record as of January 15, 2018.

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
Market Developments
Financial markets, specifically the current ten year bull market, have had a significant impact on asset flows and the market value of our assets under management ("AUM"). Though our relative returns have been competitive for the nine months ended September 30, 2017 and have helped repair our longer-term track records, the one, three, and five year annualized returns for many of our key investment strategies have trailed their related benchmarks in recent years. In addition, we have experienced increased competition as a result of lower fee passive investment products which have gained popularity over the last decade, such as index funds and ETFs.
As a result of these factors, we have experienced net client outflows since 2013 resulting in an overall decrease in our AUM, which is likely to continue in the near term, though at a slower rate of decrease. Additionally, we expect that AUM will decrease approximately $0.4 billion in the fourth quarter of 2017 as a result of the anticipated sale of the Rainier Investment Management U.S. product set. Our ability to increase AUM in the future will depend in part on our ability to execute our investment strategies to achieve competitive investment returns, and on our ability to successfully distribute our products and services, including those that have been areas of strategic focus for us.
Our strategic initiatives are focused on gathering and retaining client assets. In response to industry trends and increasing fee pressure from passive strategies offered by our competitors, management is evaluating fees across our product set, including restructuring fees across many of our mutual fund and collective trust products. Management fee reductions and corresponding distribution and shareholder servicing expense reductions for the various series of our funds will be rolled out beginning during the fourth quarter of 2017 and continuing through the first half of 2018. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future.
Additionally, we are actively marketing our Custom Solution program. Custom Solution is a competitively priced consultative advisory service in which we tailor an allocation among proprietary and non-proprietary investment products and vehicles to meet a client’s unique investment objectives and cash flow needs. Direct advisory services such as Custom Solution are an essential part of our strategy to pursue direct relationships with clients built on managing risk and meeting investment objectives over market cycles.
Our Products
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts, mutual funds and collective investment trusts—including those offered by MNA, the Manning & Napier Fund, Inc., Exeter Trust Company, Rainier Investment Management.

Our separate accounts are primarily distributed through our Direct Channel, where our representatives form relationships with high net worth individuals, middle market institutions or large institutions that are working with a consultant. To a lesser extent, we also obtain a portion of our separate account distribution via third parties, either through our Intermediary Channel where national brokerage firm representatives or independent financial advisors select our separate account strategies for their clients, or through our Platform/Sub-Advisory Channel, where unaffiliated registered investment advisors approve our strategies for their product platforms. Our separate account products are a primary driver of our blended asset portfolios for high net worth, middle market institutional clients and financial intermediaries. In contrast, larger institutions and unaffiliated registered investment advisor platforms are a driver of our separate account equity portfolios.
Our mutual funds and collective investment trusts are distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also distribute our mutual fund and collective investment trusts through our direct sales representatives, in particular within the defined contribution and institutional marketplace. Our mutual fund and collective investment trust products are an important driver of both our blended asset class and single asset class portfolios.
Our AUM was $26.5 billion as of September 30, 2017. The composition of our AUM by vehicle and portfolio is illustrated in the table below:

	September 30, 2017
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$10,728.4	$5,412.4	$1,219.5	$17,360.3
Mutual funds and collective investment trusts	5,651.7	3,425.0	108.8	9,185.5
Total	$16,380.1	$8,837.4	$1,328.3	$26,545.8
The composition of our separately managed accounts as of September 30, 2017, by channel and portfolio, is set forth in the table below:

	September 30, 2017
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$8,167.8	$3,789.4	$1,081.9	$13,039.1
Intermediary Channel	2,554.8	717.5	137.6	3,409.9
Platform/Sub-advisor Channel	5.8	905.5	—	911.3
Total	$10,728.4	$5,412.4	$1,219.5	$17,360.3
Percentage of separate account AUM
Direct Channel	47%	22%	6%	75%
Intermediary Channel	15%	4%	1%	20%
Platform/Sub-advisor Channel	0%	5%	—%	5%
Total	62%	31%	7%	100%
Percentage of portfolio by channel
Direct Channel	76%	70%	89%	75%
Intermediary Channel	24%	13%	11%	20%
Platform/Sub-advisor Channel	0%	17%	—%	5%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	63%	29%	8%	100%
Intermediary Channel	75%	21%	4%	100%
Platform/Sub-advisor Channel	1%	99%	—%	100%
Our separate accounts contributed 47% of our total gross client inflows for the nine months ended September 30, 2017 and represented 65% of our total AUM as of September 30, 2017.

Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 66% of the total gross client inflows for our separate account business for the nine months ended September 30, 2017 and represented 75% of our total separate account AUM as of September 30, 2017. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the nine months ended September 30, 2017, blended asset portfolios represented 68% of the separate account gross client inflows from the Direct Channel, while equity and fixed income portfolios each represented 16%. As of September 30, 2017, blended asset and equity portfolios represented 63% and 29%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 8%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Our relationships with larger institutions may also be a driver of growth in separately managed account equity strategies, though many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the nine months ended September 30, 2017, 20% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 13% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 25% of our total separate account AUM as of September 30, 2017.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the nine months ended September 30, 2017, blended asset and equity portfolios represented 50% and 22%, respectively, of the separate account gross client inflows from the Intermediary Channel. As of September 30, 2017, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 21% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
During the nine months ended September 30, 2017, 99% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios. Gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was 80% during the nine months ended September 30, 2017, a decrease from our historical retention rate, which was 85% for the twelve months ended December 31, 2016.
The composition of our mutual fund and collective investment trust AUM as of September 30, 2017, by portfolio, is set forth in the table below:

	September 30, 2017
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$5,651.7	$3,425.0	$108.8	$9,185.5
Our mutual funds and collective investment trusts contributed 53% of our total gross client inflows for the nine months ended September 30, 2017 and represented 35% of our total AUM as of September 30, 2017. As of September 30, 2017, our mutual fund and collective investment trust AUM consisted of 62% from blended asset portfolios and 37% from equity portfolios compared to 68% and 31% for blended asset and equity portfolios as of September 30, 2016. During the nine months ended September 30, 2017, 71% and 26% of the gross client inflows were attributable to blended assets and equity portfolios, respectively.
Our mutual fund and collective investment trust business is driven by both financial intermediaries and direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers and retirement plan advisors. Through our Intermediary Channel, we are focused on our blended asset life cycle fund vehicles given our emphasis on advisors who work with retirement plans. Our blended asset portfolios are also used by advisors seeking a multi-asset class solution for their retail clients. In addition, we are focused on equity and fixed income portfolios within the Intermediary Channel for intermediaries who wish to use our mutual funds as a component of a larger portfolio.

We also have relationships with consultants and manager research teams at platforms in order to distribute our funds within advisory programs, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 285 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
Through the Direct Channel, we also form relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. Our Direct Sales Representatives also distribute our equity portfolios to large institutional clients with which we have direct relationships and often, the client's consultant. We expect this channel to focus on distributing blended asset and equity portfolio funds in the future.
Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016.
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

Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our investment vehicles for the three and nine months ended September 30, 2017 and 2016:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of June 30, 2017	$17,714.9	$9,360.6	$27,075.5	65%	35%	100%
Gross client inflows (1)	407.2	393.4	800.6
Gross client outflows (1)	(1,383.4)	(928.2)	(2,311.6)
Market appreciation/(depreciation) & other (2)	621.6	359.7	981.3
As of September 30, 2017	$17,360.3	$9,185.5	$26,545.8	65%	35%	100%
Average AUM for period	$17,707.0	$9,294.0	$27,001.0

As of June 30, 2016	$20,585.0	$15,131.2	$35,716.2	58%	42%	100%
Gross client inflows (1)	374.6	752.2	1,126.8
Gross client outflows (1)	(1,226.0)	(2,163.2)	(3,389.2)
Market appreciation/(depreciation) & other (2)	803.4	561.3	1,364.7
As of September 30, 2016	$20,537.0	$14,281.5	$34,818.5	59%	41%	100%
Average AUM for period	$20,678.1	$14,767.5	$35,445.6

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2016	$18,801.9	$12,881.1	$31,683.0	59%	41%	100%
Gross client inflows (1)	1,384.3	1,554.4	2,938.7
Gross client outflows (1)	(5,223.1)	(6,807.8)	(12,030.9)
Market appreciation/(depreciation) & other (2)	2,397.2	1,557.8	3,955.0
As of September 30, 2017	$17,360.3	$9,185.5	$26,545.8	65%	35%	100%
Average AUM for period	$18,397.8	$10,784.9	$29,182.7

As of December 31, 2015	$20,735.4	$14,706.8	$35,442.2	59%	41%	100%
Gross client inflows (1)	1,295.9	2,534.1	3,830.0
Gross client outflows (1)	(4,178.4)	(5,694.7)	(9,873.1)
Acquired assets	1,234.2	1,660.1	2,894.3
Market appreciation/(depreciation) & other (2)	1,449.9	1,075.2	2,525.1
As of September 30, 2016	$20,537.0	$14,281.5	$34,818.5	59%	41%	100%
Average AUM for period	$20,584.2	$14,724.0	$35,308.2
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table reflects the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2017 and 2016:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2017	$16,613.8	$9,094.3	$1,367.4	$27,075.5	61%	34%	5%	100%
Gross client inflows (1)	468.0	278.0	54.6	800.6
Gross client outflows (1)	(1,193.5)	(1,014.5)	(103.6)	(2,311.6)
Market appreciation/(depreciation) & other (2)	491.8	479.6	9.9	981.3
As of September 30, 2017	$16,380.1	$8,837.4	$1,328.3	$26,545.8	62%	33%	5%	100%
Average AUM for period	$16,538.6	$9,125.2	$1,337.2	$27,001.0

As of June 30, 2016	$21,676.8	$12,608.9	$1,430.5	$35,716.2	61%	35%	4%	100%
Gross client inflows (1)	742.8	329.1	54.9	1,126.8
Gross client outflows (1)	(1,628.3)	(1,612.5)	(148.4)	(3,389.2)
Market appreciation/(depreciation) & other (2)	757.6	599.3	7.8	1,364.7
As of September 30, 2016	$21,548.9	$11,924.8	$1,344.8	$34,818.5	62%	34%	4%	100%
Average AUM for period	$21,649.0	$12,412.7	$1,383.9	$35,445.6

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2016	$19,909.4	$10,463.9	$1,309.7	$31,683.0	63%	33%	4%	100%
Gross client inflows (1)	1,733.9	914.1	290.7	2,938.7
Gross client outflows (1)	(7,321.1)	(4,382.1)	(327.7)	(12,030.9)
Market appreciation/(depreciation) & other (2)	2,057.9	1,841.5	55.6	3,955.0
As of September 30, 2017	$16,380.1	$8,837.4	$1,328.3	$26,545.8	62%	33%	5%	100%
Average AUM for period	$17,917.8	$9,948.0	$1,316.9	$29,182.7

As of December 31, 2015	$22,442.4	$11,828.4	$1,171.4	$35,442.2	64%	33%	3%	100%
Gross client inflows (1)	2,571.2	972.1	286.7	3,830.0
Gross client outflows (1)	(4,982.2)	(4,550.1)	(340.8)	(9,873.1)
Acquired assets	—	2,719.8	174.5	2,894.3
Market appreciation/(depreciation) & other (2)	1,517.5	954.6	53.0	2,525.1
As of September 30, 2016	$21,548.9	$11,924.8	$1,344.8	$34,818.5	62%	34%	4%	100%
Average AUM for period	$21,840.7	$12,167.4	$1,300.1	$35,308.2
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 80% of our AUM as of September 30, 2017.

Key Strategies	AUM as of September 30, 2017 (in millions)	Inception Date	Annualized Returns as of September 30, 2017 (3)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (1)	Inception
Long-Term Growth (30%-80% Equity Exposure)	$7,440.5	1/1/1973	8.8%	4.4%	7.2%	4.7%	6.5%	9.6%
Blended Benchmark: 55% S&P 500 Total Return / 45% Bloomberg Barclays Government/Credit Bond			9.9%	7.3%	8.7%	6.4%	5.4%	9.3%
Core Non-U.S. Equity	$4,242.2	10/1/1996	14.4%	3.6%	6.0%	1.6%	5.9%	7.7%
Benchmark: ACWIxUS Index			19.6%	4.7%	7.0%	1.3%	3.8%	5.4%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$3,322.9	1/1/1973	6.5%	3.4%	5.5%	4.2%	5.9%	8.8%
Blended Benchmark: 40% S&P 500 Total Return / 60% Bloomberg Barclays Government/Credit Bond			7.1%	6.1%	6.9%	5.9%	5.4%	8.8%
Equity-Oriented (70%-100% Equity Exposure)	$1,513.4	1/1/1993	12.8%	5.6%	9.6%	4.9%	6.9%	10.0%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			16.0%	8.4%	11.0%	6.0%	5.3%	8.6%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,130.9	4/1/2000	10.4%	5.0%	8.2%	4.9%	7.0%	7.0%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			13.0%	7.4%	9.4%	5.8%	5.4%	5.4%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$951.1	1/1/1995	14.8%	6.1%	11.4%	5.9%	7.7%	11.1%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			19.0%	9.6%	12.8%	6.4%	5.1%	9.1%
Core U.S. Equity	$703.4	7/1/2000	16.1%	7.7%	12.5%	6.4%	N/A (2)	7.5%
Benchmark: Russell 3000® Index			18.7%	10.7%	14.2%	7.6%	N/A (2)	5.7%
Conservative Growth (5%-35% Equity Exposure)	$538.8	4/1/1992	3.6%	2.4%	3.3%	3.8%	5.2%	6.0%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			3.8%	3.7%	3.9%	4.5%	5.0%	6.2%
Aggregate Fixed Income	$495.8	1/1/1984	0.3%	2.3%	1.8%	4.3%	4.9%	7.3%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			0.1%	2.7%	2.1%	4.3%	5.1%	7.2%
Rainier International Small Cap	$629.5	3/28/2012	22.1%	13.2%	15.3%	N/A (2)	N/A (2)	15.4%
Benchmark: MSCI ACWIxUS Small Cap Index			19.2%	8.1%	9.7%	N/A (2)	N/A (2)	6%
Disciplined Value	$372.4	11/1/2003	15.9%	9%	12.0%	8.2%	N/A (2)	10.8%
Benchmark: Russell 1000 Value			15.1%	8.5%	13.2%	5.9%	N/A (2)	8.4%
__________________________

(1)
The market cycle performance numbers are calculated from April 1, 2000 to September 30, 2017. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

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
The Company serves as the investment adviser for Manning & Napier Fund, Inc., Rainier Investment Management Mutual Funds, Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $9.2 billion, or 35%, of our AUM as of September 30, 2017. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $17.4 billion, or 65%, of our AUM as of September 30, 2017, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended September 30, 2017 approximately 97% of our revenue was earned from clients located in the United States.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 17.8% in Manning & Napier Group as of September 30, 2017 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Assets Under Management
The following table reflects changes in our AUM for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,		Period-to-Period
	2017	2016	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$17,714.9	$20,585.0	$(2,870.1)	(14)%
Gross client inflows (1)	407.2	374.6	32.6	9%
Gross client outflows (1)	(1,383.4)	(1,226.0)	(157.4)	13%
Market appreciation (depreciation) & other (2)	621.6	803.4	(181.8)	(23)%
Ending assets under management	$17,360.3	$20,537.0	$(3,176.7)	(15)%
Mutual funds and collective investment trusts
Beginning assets under management	$9,360.6	$15,131.2	$(5,770.6)	(38)%
Gross client inflows (1)	393.4	752.2	(358.8)	(48)%
Gross client outflows (1)	(928.2)	(2,163.2)	1,235.0	(57)%
Market appreciation (depreciation) & other (2)	359.7	561.3	(201.6)	(36)%
Ending assets under management	$9,185.5	$14,281.5	$(5,096.0)	(36)%
Total assets under management
Beginning assets under management	$27,075.5	$35,716.2	$(8,640.7)	(24)%
Gross client inflows (1)	800.6	1,126.8	(326.2)	(29)%
Gross client outflows (1)	(2,311.6)	(3,389.2)	1,077.6	(32)%
Market appreciation (depreciation) & other (2)	981.3	1,364.7	(383.4)	(28)%
Ending assets under management	$26,545.8	$34,818.5	$(8,272.7)	(24)%
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $8.3 billion from $34.8 billion at September 30, 2016 to $26.5 billion at September 30, 2017. The decrease was attributable to net client outflows of $11.1 billion, partially offset by market appreciation of $2.8 billion. Net client outflows consisted of approximately $4.9 billion of net outflows for separate accounts and $6.2 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from September 30, 2016 to September 30, 2017 consisted of a $3.1 billion, or 26% decrease in our equity portfolio, a $5.2 billion, or 24% decrease in our blended asset portfolio, and a decrease of $16.5 million, or 1% in our fixed income portfolio.
We attribute our net cash outflows to our challenging investment returns, whereby our one, three, and five year annualized returns for many of our key investment strategies have trailed their related benchmarks in recent years and increased competition from lower fee passive investment products. Our ability to improve cash flows going forward will depend on our ability to sustain improved investment performance and execute on our strategic initiatives focused on gathering and retaining client assets.
The total AUM decrease of $0.5 billion, to $26.5 billion at September 30, 2017 from $27.1 billion at June 30, 2017 was attributable to net client cash outflows of $1.5 billion, partially offset by market appreciation of $1.0 billion. Our separate accounts and mutual fund and collective investment trust vehicles had net client outflows of approximately $1.0 billion and $0.5 billion, respectively. The blended investment gain was 4% in separately managed accounts and 4% in mutual funds and collective investment trusts. By portfolio, our AUM decreased by $0.2 billion in our blended asset portfolio and $0.3 billion in our equity portfolio, and increased by $39.1 million in our fixed income portfolio.
As of September 30, 2017, the composition of our AUM was 65% in separate accounts and 35% in mutual funds and collective investment trusts, compared to 59% in separate accounts and 41% in mutual funds and collective investment trusts at September 30, 2016. The composition of our AUM across portfolios at September 30, 2017 was 62% in blended assets, 33% in equity, and 5% in fixed income, compared to 62% in blended assets, 34% in equity, and 4% in fixed income at September 30, 2016.
With regard to our separate accounts, gross client inflows of $0.4 billion were offset by approximately $1.4 billion of gross client outflows during the three months ended September 30, 2017. The $0.4 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and $0.2 billion into our equity portfolio. During the three months ended September 30, 2017, 75% of our separate account gross client inflows were derived from our Direct Channel. With regard to gross client outflows, cancellations were approximately $0.5 billion and withdrawals from existing accounts were approximately $0.9 billion. Outflows during the second quarter were 46%, 48% and 6% from blended, equity and fixed income portfolios, respectively. Our separate account clients redeemed assets at a rate of 31% during the quarter, compared to a 33% redemption rate over the trailing twelve months ended September 30, 2017. The annualized separate account retention rate was 89% for the three months ended September 30, 2017 compared to 82% for the rolling twelve months ended September 30, 2017.
Net client outflows of $0.5 billion from our mutual fund and collective investment trusts included gross client inflows of $0.4 billion, offset by gross client outflows of $0.9 billion during the three months ended September 30, 2017. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.3 billion, or 73%, of mutual fund and collective trust fund gross client inflows during the three months ended September 30, 2017. With regard to gross client outflows, $0.6 billion, or 61%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and related data for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,		Period-to-Period
	2017	2016	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$48,838	$63,305	$(14,467)	(23)%
Expenses
Compensation and related costs	22,287	24,627	(2,340)	(10)%
Distribution, servicing and custody expenses	6,920	8,798	(1,878)	(21)%
Other operating costs	7,887	8,188	(301)	(4)%
Total operating expenses	37,094	41,613	(4,519)	(11)%
Operating income	11,744	21,692	(9,948)	(46)%
Non-operating income (loss)
Non-operating income (loss), net	847	(142)	989	*
Income before provision for income taxes	12,591	21,550	(8,959)	(42)%
Provision for income taxes	739	1,565	(826)	(53)%
Net income attributable to controlling and noncontrolling interests	11,852	19,985	(8,133)	(41)%
Less: net income attributable to noncontrolling interests	10,331	17,727	(7,396)	(42)%
Net income attributable to Manning & Napier, Inc.	$1,521	$2,258	$(737)	(33)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.10	$0.15
Diluted	$0.10	$0.15
Weighted average shares of Class A common stock outstanding
Basic	14,249,347	14,042,880
Diluted	78,210,019	14,175,321
Cash dividends declared per share of Class A common stock	$0.08	$0.16

Other financial and operating data
Economic net income (1)	$7,681	$13,361	$(5,680)	(43)%
Economic net income per adjusted share (1)	$0.10	$0.16
Weighted average adjusted Class A common stock outstanding (1)	79,060,711	81,171,115
_______________________

(*)	Percentage change not meaningful

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue decreased by $14.5 million, or 23%, to $48.8 million for the three months ended September 30, 2017 from $63.3 million for the three months ended September 30, 2016. This decrease is driven primarily by an $8.4 billion, or 24%, decrease in our average AUM to $27.0 billion for the three months ended September 30, 2017 from $35.4 billion for the three months ended September 30, 2016. Average AUM decreased as a result of net client outflows of $11.1 billion, partially offset by market appreciation of $2.8 billion during the rolling twelve months ended September 30, 2017. By portfolio, our AUM decreases were concentrated in our equity and blended asset portfolios, which decreased by 26% and 24%, respectively, compared to September 30, 2016. The outflows were largely attributable to challenging portfolio performance relative to benchmarks and increased competition as a result of an industry shift to lower fee passive investment products.

Our average separately managed account fee for the three months ended September 30, 2017 remained consistent at 0.62% when compared to the three months ended September 30, 2016. For the three months ended September 30, 2017 and 2016, separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of September 30, 2017, the concentration of investments in our separately managed account assets was 62% blended assets, 31% equity and 7% fixed income, compared to 58% blended assets, 36% equity and 6% fixed income as of September 30, 2016.
Our average fee on mutual fund and collective investment trust products increased to 0.85% for the three months ended September 30, 2017 from 0.77% for the three months ended September 30, 2016. This increase was primarily due to a single retirement plan relationship which redeemed approximately $2.5 billion during the second quarter of 2017 where the fees were lower than those associated with the remaining population of mutual fund and collective AUM. The management fees earned on our mutual fund and collective investment trust management fees ranged from 0.14% to 1.00%, depending on investment strategy, for the three months ended September 30, 2017 and 2016. As of September 30, 2017, the concentration of assets in our mutual fund and collective investment trusts was 62% blended assets, 37% equity and 1% fixed income, compared to 68% blended assets, 31% equity and 1% fixed income as of September 30, 2016.
Operating Expenses
Our operating expenses decreased by $4.5 million, or 11%, to $37.1 million for the three months ended September 30, 2017 from $41.6 million for the three months ended September 30, 2016.
Compensation and related costs decreased by $2.3 million, or 10%, to $22.3 million for the three months ended September 30, 2017 from $24.6 million for the three months ended September 30, 2016. This decrease was driven by lower variable incentive costs as a result of the reduction in AUM, coupled with a reduction in our average overall workforce of 7% compared to the three months ended September 30, 2016. When considered as a percentage of revenue, compensation and related costs for the three months ended September 30, 2017 was 46% compared to 39% for the three months ended September 30, 2016. We anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $1.9 million, or 21%, to $6.9 million for the three months ended September 30, 2017 from $8.8 million for the three months ended September 30, 2016. The decrease was generally driven by a 37% decrease in mutual fund and collective investment trust average AUM for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The percentage decrease in AUM exceeds the percentage decrease in expense since 2017 redemptions have been concentrated in those relationships where we do not have distribution and servicing obligations. Specifically, we had a single retirement plan relationship which redeemed approximately $2.5 billion during the second quarter of 2017 where there was no associated distribution obligation. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.30% for the three months ended September 30, 2017, compared to 0.24% for the three months ended September 30, 2016.
Other operating costs for the three months ended September 30, 2017 was $7.9 million, compared to $8.2 million for the three months ended September 30, 2016. Included in other operating costs for the three months ended September 30, 2017 were certain one-time costs, including those associated with the adoption of the Rainier International Discovery Fund onto the Manning & Napier fund platform and the mutual fund fee restructure. As a percentage of revenue, other operating costs was 16% for the three months ended September 30, 2017 and 13% for the three months ended September 30, 2016.
Non-Operating Income (Loss)
Non-operating income for the three months ended September 30, 2017 was $0.8 million, compared to net loss of $0.1 million for the three months ended September 30, 2016. Included within non-operating income (loss) for the three months ended September 30, 2017 and 2016 was $0.7 million of net gains and $0.1 million of net losses, respectively, on investments held by us to provide initial cash seeding for product development purposes. Interest expense for the three months ended September 30, 2017 decreased by approximately $0.1 million compared to the three months ended September 30, 2016, driven by the termination of our credit facility in early 2017 and the unused commitment fee on our credit facility paid in 2016.
Provision for Income Taxes
Our tax provision decreased by $0.8 million to $0.7 million for the three months ended September 30, 2017 from $1.6 million for the three months ended September 30, 2016. The change was primarily driven by a decrease in taxable earnings compared to the prior year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Assets Under Management
The following table reflects changes in our AUM for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,		Period-to-Period
	2017	2016	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$18,801.9	$20,735.4	$(1,933.5)	(9)%
Gross client inflows (1)	1,384.3	1,295.9	88.4	7%
Gross client outflows (1)	(5,223.1)	(4,178.4)	(1,044.7)	25%
Acquired assets	—	1,234.2	(1,234.2)	*
Market appreciation (depreciation) & other (2)	2,397.2	1,449.9	947.3	65%
Ending assets under management	$17,360.3	$20,537.0	$(3,176.7)	(15)%
Mutual funds and collective investment trusts
Beginning assets under management	$12,881.1	$14,706.8	$(1,825.7)	(12)%
Gross client inflows (1)	1,554.4	2,534.1	(979.7)	(39)%
Gross client outflows (1)	(6,807.8)	(5,694.7)	(1,113.1)	20%
Acquired assets	—	1,660.1	(1,660.1)	*
Market appreciation (depreciation) & other (2)	1,557.8	1,075.2	482.6	45%
Ending assets under management	$9,185.5	$14,281.5	$(5,096.0)	(36)%
Total assets under management
Beginning assets under management	$31,683.0	$35,442.2	$(3,759.2)	(11)%
Gross client inflows (1)	2,938.7	3,830.0	(891.3)	(23)%
Gross client outflows (1)	(12,030.9)	(9,873.1)	(2,157.8)	22%
Acquired assets	—	2,894.3	(2,894.3)	*
Market appreciation (depreciation) & other (2)	3,955.0	2,525.1	1,429.9	57%
Ending assets under management	$26,545.8	$34,818.5	$(8,272.7)	(24)%
________________________

(*)	Percentage change not meaningful

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $8.3 billion from $34.8 billion at September 30, 2016 to $26.5 billion at September 30, 2017. The decrease was attributable to net client outflows of $11.1 billion, partially offset by market appreciation of $2.8 billion. Net client outflows consisted of approximately $4.9 billion of net outflows for separate accounts and $6.2 billion for mutual funds and collective investment trusts. We attribute our net cash outflows to our challenging investment returns, whereby our one, three, and five year annualized returns for many of our key investment strategies have trailed their related benchmarks in recent years and increased competition from lower fee passive investment products. Our ability to improve cash flows going forward will depend on our ability to sustain improved investment performance and execute on our strategic initiatives focused on gathering and retaining client assets.
The total AUM decrease of $5.1 billion, or 16%, to $26.5 billion at September 30, 2017 from $31.7 billion at December 31, 2016 was attributable to net client cash outflows of $9.1 billion, partially offset by market appreciation of $4.0 billion. Included in net client flows during the nine months ended September 30, 2017 were net client outflows in separately managed accounts of approximately $3.8 billion and mutual funds and collective investment trusts of approximately $5.3 billion. The blended investment gain was 12.7% in separately managed accounts and 12.1% in mutual funds and collective investment trusts. By portfolio, our net $5.1 billion AUM decrease was derived from a decrease of $3.5 billion, or 18%, in our blended asset portfolio and $1.6 billion, or 16%, in our equity portfolio, offset by an increase of $18.6 million, or 1%, in our fixed income portfolio.
As of September 30, 2017, the composition of our AUM was 65% in separate accounts and 35% in mutual funds and collective investment trusts, compared to 59% in separate accounts and 41% in mutual funds and collective investment trusts at September 30, 2016. The composition of our AUM across portfolios at September 30, 2017 was 62% in blended assets, 33% in equity, and 5% in fixed income, compared to 62% in blended assets, 34% in equity, and 4% in fixed income at September 30, 2016.
With regard to our separate accounts, gross client inflows of $1.4 billion were offset by approximately $5.2 billion of gross client outflows during the nine months ended September 30, 2017. The $1.4 billion of gross client inflows included $0.6 billion into our blended asset portfolios, $0.5 billion into our equity portfolios and $0.2 billion into fixed income portfolios. During the nine months ended September 30, 2017, 66% of our separate account gross client inflows were derived from our Direct Channel. Gross client inflows were split with 65% contributions from existing accounts and 35% from new relationships. Gross client outflows were split with 45% withdrawals from existing accounts and 55% representing client cancellations. Our blended asset and equity portfolios experienced net client outflows of approximately $1.4 billion and $2.4 billion, respectively. In light of challenging relative returns, our separate account clients redeemed assets at a rate of 37% during the nine months ended September 30, 2017, compared to a 33% redemption rate over the trailing twelve months ended September 30, 2017. The annualized separate account retention rate was 80% for the nine months ended September 30, 2017, down from 82% for the rolling twelve months ended September 30, 2017.
Net client outflows of $5.3 billion from our mutual fund and collective investment trusts included gross client inflows of $1.6 billion offset by gross client outflows of $6.8 billion during the nine months ended September 30, 2017. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $1.1 billion, or 71%, of mutual fund and collective trust fund gross client inflows during the nine months ended September 30, 2017. With regard to gross client outflows, $5.3 billion, or 77%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products. A single retirement plan relationship redeemed approximately $2.5 billion from our blended asset portfolio during the second quarter of 2017.

The following table sets forth our results of operations and other data for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,		Period-to-Period
	2017	2016	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue	$155,859	$189,852	$(33,993)	(18)%
Expenses
Compensation and related costs	67,901	70,973	(3,072)	(4)%
Distribution, servicing and custody expenses	21,415	26,590	(5,175)	(19)%
Other operating costs	23,099	24,854	(1,755)	(7)%
Total operating expenses	112,415	122,417	(10,002)	(8)%
Operating income	43,444	67,435	(23,991)	(36)%
Non-operating income (loss)
Non-operating income (loss), net	2,835	1,216	1,619	133%
Income before provision for income taxes	46,279	68,651	(22,372)	(33)%
Provision for income taxes	3,324	4,784	(1,460)	(31)%
Net income attributable to controlling and noncontrolling interests	42,955	63,867	(20,912)	(33)%
Less: net income attributable to noncontrolling interests	37,852	56,586	(18,734)	(33)%
Net income attributable to Manning & Napier, Inc.	$5,103	$7,281	$(2,178)	(30)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.35	$0.49
Diluted	$0.35	$0.48
Weighted average shares of Class A common stock outstanding
Basic	14,135,288	13,916,721
Diluted	14,241,642	14,173,283
Cash dividends declared per share of Class A common stock	$0.24	$0.48

Other financial and operating data
Economic net income (1)	$28,230	$42,570	$(14,340)	(34)%
Economic net income per adjusted share (1)	$0.35	$0.52
Weighted average adjusted Class A common stock outstanding (1)	79,747,791	82,282,598
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue decreased by $34.0 million, or 18%, to $155.9 million for the nine months ended September 30, 2017 from $189.9 million for the nine months ended September 30, 2016. This decrease was driven primarily by a $6.1 billion, or 17%, decrease in our average AUM to $29.2 billion for the nine months ended September 30, 2017 from $35.3 billion for the nine months ended September 30, 2016. Average AUM decreased as a result of net client outflows of $11.1 billion offset by market appreciation and other changes of $2.8 billion for the rolling twelve months ended September 30, 2017. By portfolio, our equity and blended asset portfolios decreased by 26% and 24%, respectively, compared to September 30, 2016. The outflows were largely attributable to challenging portfolio performance relative to benchmarks.
Our average separately managed account fee remained consistent at 0.62% for the nine months ended September 30, 2017 compared to 0.62% for the nine months ended September 30, 2016. For both the nine months ended September 30, 2017 and 2016, separately managed account management fees ranged from 0.15% to 1.25%, depending on investment objective and account size. As of September 30, 2017, the concentration of assets in our separately managed accounts was 62% blended assets, 31% equity and 7% fixed income, compared to 58% blended assets, 36% equity and 6% fixed income as of September 30, 2016.
Our average fee on mutual fund and collective investment trust products was 0.81% for the nine months ended September 30, 2017, an increase from 0.78% for the nine months ended September 30, 2016. This increase was primarily due to a single retirement plan relationship which redeemed approximately $2.5 billion during the second quarter of 2017 where the fees were lower than those associated with the remaining population of mutual fund and collective AUM. For both the nine months ended September 30, 2017 and 2016, mutual fund and collective investment trust management fees ranged from 0.14% to 1.00%, depending on investment strategy. As of September 30, 2017 the concentration of assets in our mutual fund and collective investment trusts was 62% blended assets, 37% equity and 1% fixed income, compared to 68% blended assets, 31% equity and 1% fixed income as of September 30, 2016.
Operating Expenses
Our operating expenses decreased by $10.0 million, or 8%, to $112.4 million for the nine months ended September 30, 2017 from $122.4 million for the nine months ended September 30, 2016.
Compensation and related costs decreased by $3.1 million, or 4%, to $67.9 million for the nine months ended September 30, 2017 from $71.0 million for the nine months ended September 30, 2016. The decrease was primarily driven by lower variable incentive costs as a result of the reduction in AUM, coupled with a reduction in equity based compensation due to the timing and amount of unvested equity awards. When considered as a percentage of revenue, compensation and related costs for the nine months ended September 30, 2017 was 44% compared to 37% in 2016. We anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $5.2 million, or 19%, to $21.4 million for the nine months ended September 30, 2017 from $26.6 million for the nine months ended September 30, 2016. The decrease was generally attributable to a 27% decrease in mutual fund and collective investment trust average AUM for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The percentage decrease in AUM exceeds the percentage decrease in expense since 2017 redemptions have been concentrated in those relationships where we do not have distribution and servicing obligations. Specifically, we had a single retirement plan relationship which redeemed approximately $2.5 billion during the second quarter of 2017 where there was no associated distribution obligation. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.27% for the nine months ended September 30, 2017, compared to 0.24% for the nine months ended September 30, 2016.
Other operating costs decreased by $1.8 million, or 7%, to $23.1 million for the nine months ended September 30, 2017 from $24.9 million for the nine months ended September 30, 2016. As a percentage of revenue, other operating costs for the nine months ended September 30, 2017 was 15% compared to 13% for 2016.
Non-Operating Income (Loss)
Non-operating income for the nine months ended September 30, 2017 was $2.8 million, compared to $1.2 million for the nine months ended September 30, 2016. Included in non-operating income (loss) was a net gain of $2.3 million on investments held by us to provide initial cash seeding for product development purposes for the nine months ended September 30, 2017, compared to $1.2 million in 2016. Interest expense for the nine months ended September 30, 2017 decreased by $0.3 million compared to the nine months ended September 30, 2016, driven by the termination of our credit facility in early 2017 and the unused commitment fee on our credit facility paid in 2016.
Provision for Income Taxes
Our tax provision decreased by $1.5 million, or 31%, to $3.3 million for the nine months ended September 30, 2017 from $4.8 million for the nine months ended September 30, 2016. The change was primarily driven by a decrease in taxable earnings as compared to the prior year.

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

Economic net income is a non-GAAP measure of after-tax operating performance and equals our income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense at an effective rate of 39.0% and 38.0% for the three months ended September 30, 2017 and 2016, respectively, and 39.0% and 38.0% for the nine months ended September 30, 2017 and 2016, respectively, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group and unvested equity awards are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. Our management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except share data)
Income before provision for income taxes	$12,591	$21,550	$46,279	$68,651
Economic net income (Non-GAAP)	$7,681	$13,361	$28,230	$42,570
Economic net income per adjusted share (Non-GAAP)	$0.10	$0.16	$0.35	$0.52
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	79,060,711	81,171,115	79,747,791	82,282,598
The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$1,521	$2,258	$5,103	$7,281
Add back: Net income attributable to noncontrolling interests	10,331	17,727	37,852	56,586
Add back: Provision for income taxes	739	1,565	3,324	4,784
Income before provision for income taxes	12,591	21,550	46,279	68,651
Adjusted income taxes (Non-GAAP)	4,910	8,189	18,049	26,081
Economic net income (Non-GAAP)	$7,681	$13,361	$28,230	$42,570

Weighted average shares of Class A common stock outstanding - Basic	14,249,347	14,042,880	14,135,288	13,916,721
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	63,937,284	65,784,571	64,541,055	66,686,373
Weighted average unvested restricted share-based awards	874,080	1,343,664	1,071,448	1,679,504
Weighted average adjusted shares (Non-GAAP)	79,060,711	81,171,115	79,747,791	82,282,598

Economic net income per adjusted share (Non-GAAP)	$0.10	$0.16	$0.35	$0.52

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
The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$103,322	$100,819
Accounts receivable	$17,254	$22,195
Investment securities	$38,322	$36,475
Investment securities - consolidated funds	$—	$995
Amounts payable under tax receivable agreement (1)	$34,719	$37,073
Contingent consideration liability (2)	$—	$—
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2017 and December 31, 2016, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
On May 10, 2017, we entered into an agreement to sell certain U.S. equity products to a third party. The selling price will be determined by the assets under management on the date of closing, which is expected to be in the fourth quarter of 2017. The amount of the assets under management to be sold as of September 30, 2017 was approximately $0.4 billion.
We believe that cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, including short-term investments and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2017 and 2016. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA and contingent consideration, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and for cash management purposes, and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Nine months ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$41,317	$65,370
Net cash provided by (used in) investing activities	687	(735)
Net cash used in financing activities	(39,501)	(58,518)
Net change in cash and cash equivalents	$2,503	$6,117

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Operating Activities
Operating activities provided $41.3 million and $65.4 million of net cash for the nine months ended September 30, 2017 and 2016, respectively. This overall $24.1 million decrease in net cash provided by operating activities for the nine months ended September 30, 2017 compared to 2016 was due to a decrease in net income after adjustment for non-cash items of approximately $23.0 million driven by lower revenues resulting primarily from changes in our average AUM. This decrease was also due to $3.8 million of cash from consolidated funds due to the timing of trading activity in 2016, partially offset by an increase of $2.7 million in operating assets and liabilities.
Investing Activities
Investing activities provided $0.7 million and used $0.7 million of net cash for the nine months ended September 30, 2017 and 2016, respectively. This change was primarily driven by changes in investing activities of $7.4 million due to our funding of and timing of activity within our investment securities. During the nine months ended September 30, 2017, we used approximately $7.5 million net for the purchase of short-term investments for cash management purposes, which was offset by cash provided of approximately $10.4 million net within our investment securities for the purposes of new product development due to the redemption of certain portfolios and the seeding of a new portfolio. In addition, we utilized $9.3 million for acquisitions during 2016. Our purchases of property and equipment was approximately $1.1 million during the nine months ended September 30, 2017 compared to $0.2 million in 2016.
Financing Activities
Financing activities used $39.5 million and $58.5 million of net cash for the nine months ended September 30, 2017 and 2016, respectively. This overall $19.0 million decrease in net cash used in financing activities was primarily the result of a reduction in distributions to noncontrolling interests of $9.7 million and dividends paid on Class A common stock of $2.3 million driven by lower income after adjustment for non-cash items in 2017 compared to 2016. The decrease in cash used in financing activities was also driven by a decrease of $6.3 million of cash used for the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO of $9.8 million during the nine months ended September 30, 2017, compared to $16.1 million in 2016. This decrease was due to a lower exchange price and a lower number of units exchanged in 2017 compared to 2016. In addition, during the nine months ended September 30, 2017 and 2016 we utilized cash of approximately $0.3 million and $1.0 million, respectively, for the payment of shares withheld to satisfy tax withholdings due to the vesting of equity awards during the respective periods.
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
On July 25, 2017, the Board of Directors declared an $0.08 per share dividend to the holders of Class A common stock. The dividend was paid on November 1, 2017 to shareholders of record as of October 13, 2017.
On October 24, 2017, the Board of Directors declared an $0.08 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 1, 2018 to shareholders of record as of January 15, 2018.
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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2017.
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
The value of our AUM was $26.5 billion as of September 30, 2017. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $2.7 billion, which would cause an annualized increase or decrease in revenues of approximately $18.8 million at our current weighted average fee rate of 0.71%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities, investments in mutual funds, including the Fund for which MNA provides advisory services and short-term investment for cash management purposes. The value of these investments was $38.3 million as of September 30, 2017 of which approximately $7.8 million is investment securities classified as trading, $1.1 million is classified as equity method investments and $29.4 million is investment securities classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $3.8 million at September 30, 2017. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $26.5 billion as of September 30, 2017. As of September 30, 2017, approximately 18% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.

We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 18% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $0.5 billion, which would cause an annualized increase or decrease in revenues of approximately $3.4 million at our current weighted average fee rate of 0.71%.
Interest Rate Risk
The Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities and short-term investments. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of September 30, 2017. Additionally, given the current level of income we earn from our cash and cash equivalent balances and short-term investments, interest rate changes would not have a material impact on us.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: November 8, 2017	By:	/s/ WILLIAM MANNING
William Manning
Chief Executive Officer
(principal executive officer)

/s/ BETH H. GALUSHA
Beth H. Galusha
Principal Financial Officer
(principal financial officer)