Form 10-K
period 2017-12-31
Manning & Napier, Inc.
filed 2018-03-16
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $64.5 million based on the closing price of $4.35 for one share of common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2018
Class A common stock, $0.01 par value per share	15,263,565
Class B common stock, $0.01 par value per share	—
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be held June 13, 2018 are incorporated by reference into Part III of this Form 10-K.

In this Annual Report on Form 10-K, “we,” “our,” “us,” the “Company,” “Manning & Napier” and the “Registrant” refers to Manning & Napier, Inc. and, unless the context otherwise requires, its direct and indirect subsidiaries and predecessors on a consolidated basis.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our views with respect to, among other things, our operations and financial performance. Words like “believes,” “expects,” “may,” “estimates,” “will,” “should,” “could,” “intends,” “plans,” "predict," "potential," "project," "continue," or “anticipates” or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe.
Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” as well as other sections of this report which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of the Company’s products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; risks related to the accuracy of the estimates and assumptions we used to revalue our net deferred tax assets in accordance with U.S. Tax Reform; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I
Item 1.         Business.
Overview
Manning & Napier, Inc. is an independent investment management firm that provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trust funds, as well as a variety of consultative services that complement our investment process. Founded in 1970, we offer equity, fixed income and a range of blended asset portfolios including life cycle funds and exchange-traded fund ("ETF")-based portfolios. Headquartered in Fairport, New York, we serve a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans ("Taft-Hartley"), endowments and foundations.
Since our inception, our objective has been to maintain deep relationships with clients that allow us to understand our clients’ financial needs, and provide solutions that include both actively managed investment products and other consultative services. Our goal is for our investment strategies to provide clients competitive absolute returns over full market cycles. Our strategies employ disciplined processes that seek to avoid areas of speculation by focusing on investments with strong fundamentals at reasonable prices or stable fundamentals at attractive prices. To ensure a focus on absolute returns, we employ a compensation structure for our research team that rewards positive and above benchmark results and penalizes negative and below benchmark results. This active, absolute-returns based approach requires flexibility to invest where opportunities exist and avoid speculation, regardless of the allocations within a comparative benchmark.
Initially, this approach helped us build a client base of high net worth individuals, small business owners and middle market institutions using individual separately managed accounts, and we maintain these relationships in many targeted geographic regions. Over time, we were able to expand on this foundation with additional investment strategies and using mutual funds and collective investment trust products to serve other clients, including larger institutions, defined contribution plans, unions and others that may utilize investment consultants or other intermediaries.
A key aspect of our client service approach is a commitment to retaining internal subject matter experts that can provide consultative services beyond investment management, which we believe helps us attract new clients and build close relationships through multiple service touch points and a solutions-oriented approach. We have designed solutions that can be tailored to specific client needs, such as our family wealth management service, endowment and foundation services, and trust services. This service-oriented approach combined with competitive long-term investment performance across portfolios, has allowed us to achieve a high average annual separate account retention rate throughout our history.
We believe our commitment to team-based research, an absolute return focus and a flexible process have been central to our success, and we believe are distinctive within the industry. Over the course of our 45+ year history our mutual funds have earned several industry accolades, including a finalist ranking for Morningstar’s international manager of the decade during the 2000s and multiple Lipper awards. As of December 31, 2017 we have ten mutual funds rated with four or five stars by Morningstar. Several of our investment strategies have value-added track records over multiple decades. Both the U.S. and Non-U.S. equity portfolios posted strong returns in 2017, but longer-term track records remain challenged. These performance challenges combined with the trend toward passive investing, especially amongst institutional investors, resulted in assets under management ("AUM") declines starting in 2014. Our active approach causes us to be out of favor relative to benchmarks and/or peers over shorter time periods and these short-term periods can lead to changes in AUM trends over time. The following chart reflects our AUM as of December 31 for each of the last 10 years.

We offer our investment management capabilities primarily through direct sales to high net worth individuals and middle market institutions, as well as through third-party intermediaries, platforms and institutional investment consultants. As of December 31, 2017, our investment management offerings include approximately 44 distinct separate account composites and 64 mutual funds and collective investment trusts. We have cultivated a robust menu of products with a range of investment minimums and fees to address our clients' needs including traditional actively managed portfolios, actively managed ETF products, target date and goal based funds and collectives.
Our AUM as of December 31, 2017 by investment vehicle and portfolio were as follows:
The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, these strategies have earned attractive returns on both an absolute and relative basis. Many of our traditional products, including our legacy multi-asset class, U.S. and Non-U.S. equity portfolios have posted strong returns in 2017, but longer-term track records remain challenged. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 81% of our AUM as of December 31, 2017.

Key Strategies	AUM as of December 31, 2017 (in millions)	Inception Date	Annualized Returns as of December 31, 2017 (1)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (2)	Inception
Long-Term Growth (30%-80% Equity Exposure)	$7,146.4	1/1/1973	14.8%	4.9%	7.3%	5.1%	6.5%	9.6%
Blended Benchmark: 55% S&P 500 Total Return / 45% Bloomberg Barclays Government/Credit Bond			13.5%	7.4%	9.6%	6.8%	5.6%	9.3%
Core Non-U.S. Equity	$3,599.5	10/1/1996	23.2%	6.2%	5.4%	1.7%	6.0%	7.8%
Benchmark: ACWIxUS Index			27.2%	7.8%	6.8%	1.8%	4.0%	5.6%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$3,143.6	1/1/1973	11.2%	3.7%	5.5%	4.5%	5.9%	8.8%
Blended Benchmark: 40% S&P 500 Total Return / 60% Bloomberg Barclays Government/Credit Bond			10.8%	6.1%	7.5%	6.1%	5.5%	8.8%
Equity-Oriented (70%-100% Equity Exposure)	$1,495.3	1/1/1993	23.6%	7.1%	10.3%	5.8%	7.1%	10.1%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			19.5%	9.2%	11.8%	6.8%	5.5%	8.7%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,086.4	4/1/2000	17.2%	5.5%	8.3%	5.5%	7.0%	7.0%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			16.6%	8.0%	10.0%	6.4%	5.5%	5.5%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$1,026.9	1/1/1995	26.0%	8.0%	12.3%	7.0%	7.9%	11.3%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			22.4%	10.5%	13.8%	7.3%	5.4%	9.3%
Core U.S. Equity	$726.0	7/1/2000	27.7%	9.6%	13.9%	7.8%	N/A (3)	7.8%
Benchmark: Russell 3000® Index			21.1%	11.1%	15.6%	8.6%	N/A (3)	6.0%
Conservative Growth (5%-35% Equity Exposure)	$529.5	4/1/1992	6.6%	2.5%	3.3%	3.8%	5.1%	6.0%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			6.1%	3.6%	4.0%	4.4%	5.0%	6.2%
Aggregate Fixed Income	$464.4	1/1/1984	2.7%	2.1%	1.8%	4.0%	4.8%	7.2%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			3.5%	2.2%	2.1%	4.0%	5.1%	7.2%
Rainier International Small Cap	$690.9	3/28/2012	42.0%	15.5%	15.4%	N/A (3)	N/A (3)	15.9%
Benchmark: MSCI ACWIxUS Small Cap Index			31.7%	12.0%	10.0%	N/A (3)	N/A (3)	6.3%
Disciplined Value	$407.5	11/1/2003	21.8%	11.0%	13.6%	8.9%	N/A (3)	11.2%
Benchmark: Russell 1000 Value			13.7%	8.7%	14.0%	7.1%	N/A (3)	8.7%
__________________________

(1)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(2)
The market cycle performance numbers are calculated from April 1, 2000 to December 31, 2017. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

(3)	Performance not available given the product's inception date.

Our Strategy
Our approach for continued success is focused on the strategies described below.
Maintain a Strong, Team-Based Research Engine
With a research department of over 70 investment professionals, we are committed to a team-based approach to portfolio management to ensure that success can be repeated over time. All of our investment products are managed by portfolio teams, so that stability of process takes precedence over any individual personality. We take a home-grown approach to maintaining this strong research engine. Analysts begin their employment with us as Research Assistants or Associates, and progress to the Analyst level only after learning our process and disciplines in a role that supports the portfolio management teams. We believe this ensures consistency with our time-tested philosophies and also provides a source of future analysts to address growth and turnover. Over time and as product development warrants, we may add to our research team or supplement that team with additional investment professionals through corporate development activities. The latest example of this is the Rainier International Small Cap Team that was added as part of our acquisition of Rainier Investment Management, LLC ("Rainier") in 2016. This team manages the International Discovery Series, rated 5 stars by Morningstar as of December 31, 2017. The Director of Investments and Managing Directors of the firm’s investment groups are responsible for talent management and ensuring day-to-day adherence to our strategies and disciplines.
Broad, Multi Channel Distribution Team
We continue to focus on the depth of our multi-channel distribution structure, which includes Direct, Intermediary and Platform/Sub-Advisory channels. Our Direct salesforce maintains relationships with high net worth individuals, middle market institutions or large institutions working with a consultant. Our high-touch distribution strategy has allowed us to build strong relationships over time. Our Intermediary distribution team works with national brokerage firm representatives, independent financial advisors and retirement plan advisors that select our strategies for their clients. Manager Research teams approve our strategies for their product platforms through our Platform/Sub-Advisory Channel. Our distribution teams maintain relationships with the client or intermediary after the initial sale to help ensure that we are providing products and solutions that are meeting the needs of our clients. Our strategy includes deepening our existing distribution channels by having competitive product and services offerings that appeal to all clients we serve, while concurrently pursuing potential partnership opportunities to expand into new markets.
Innovative Product Development
We have a strong tradition of investing in our business to support innovation, as our on-going development of products and consultative services in response to current and prospective client needs historically has been a source of growth. As an example, today's market and regulatory environment presents new challenges for investors. Continued low yields on fixed income securities, the potential for rising interest rates and future inflation, a complex and changing regulatory environment, and continued global uncertainty have created an investing landscape that requires new solutions to meeting objectives. We understand that we must stay relevant and competitive by ensuring that we are consistently providing innovative solutions that address today's challenges. We regularly review our portfolio of seeded products to ensure that we are both supporting competitive products that resonate with clients and have growth potential while redeeming products that have been established in the market or those that are no longer viable. As of December 31, 2017, we have approximately $6.8 million invested in new product concepts and expect to continue to deploy capital to support product innovation in the future.
Enhanced Consultative Services
Offering consultative services alongside our team-based, process-driven investment management has been a source of both new business and client retention over our history. Currently, we offer a variety of consultative services to individual and institutional clients that can be tailored to address the specific needs of our clients. These services include estate and tax planning, asset/liability modeling for defined benefit pension plans, retirement and health plan design analysis for employers, and donor relations and planned giving services for endowment and foundation clients.
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
We continue to see interest in our custom solution offering, our consultative advisory service that allows us to tailor an investment portfolio among proprietary and non-proprietary investments like ETFs to meet a client’s specific investment objectives and cash flow needs. Our largest separate account close in 2017 was obtained because of this offering and we have enhanced our relationships with existing clients by providing this solution. Going forward, we are committed to continued development of our non-proprietary capabilities to enable a fully customizable solution.

We also offer practice management concepts and tools to both wealth advisors and retirement plan advisors to assist in their new business and service efforts, and certain technology-driven products and services aimed at the middle market employer marketplace to assist both employers and employees with their health and wealth planning.
Digital Marketing
In addition to our traditional distribution approach, our digital marketing strategy is focused on finding new ways to connect and engage with clients and prospects. We have dedicated resources to create engaging content that positions us as a thought leader. This content strategy focuses on educating investors and mirrors the consultative nature of our firm. Our digital strategy focuses on disseminating content in various ways, including through our website and social media. We are able to attract new prospects and stay close to existing clients through targeted content and promoting products, services and topics that are most relevant to them. During 2017, we received multiple awards, including three American Inhouse Design Awards from Graphic Design USA, and we published our first financial planning magazine targeted to high net worth individuals. This resource was created and promoted in both print and digital mediums and has been well received, demonstrating the value created from this distribution strategy.
Products, Services and Investment Fundamentals
We manage a variety of equity, fixed income, and blended asset strategies, using primarily traditional asset classes such as stocks and bonds. These strategies are offered to clients in a variety of different vehicles, including separately managed accounts, mutual funds, collective investment trusts and as model portfolios. Our goal is to help our clients meet their investment objectives by providing competitive positive returns over full stock market cycles, including both bull and bear market environments. Three key elements of our investment process help to keep us focused on that goal:

•
Team-Based Research. Our analysts and economists work together to understand market opportunities from both a broad, macro level and a more detailed industry and company level. This combination of both "top-down" and "bottom-up" research allows us to identify trends, themes and company specific investment opportunities across the globe, and has been a key factor in our success. The use of a team rather than an individual to manage strategies demonstrates that we emphasize repeatable processes over personalities and protects clients from staff turnover.

•
A Focus on Absolute Returns. Whether investing in a country, industry or individual company, we hold a strong belief that price matters. We are focused on helping our clients avoid permanent loss of capital over their time horizon, which is different than day-to-day volatility, which could in fact present opportunities. We believe that active management has consistently been the most appropriate and relevant investment strategy to achieve these goals across changing market environments. To that end, we believe we have aligned the incentives of our analysts with the goals of our clients by structuring our analyst compensation system such that returns that are both negative and below benchmarks produce a negative bonus the analyst has to offset before earning a positive bonus. Our analysts earn their largest bonus, which could be multiples of their salary and the largest part of their total compensation, when they earn returns that are both positive and above benchmarks for our clients. We believe this focus on price has provided capital preservation in many valuation-based bear markets during our history, and reduces the risk of permanent, downside price fluctuation from our buy price.

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
As of December 31, 2017, we have over 50 sales and distribution professionals, with an average of approximately 20 years of industry experience. Our Managing Director of Sales, who has been with us for nearly 25 years, oversees 9 direct institutional and regional sales representatives. Our Managing Director of Regional Sales and Managing Director of Intermediary Distribution, who have respectively been with us for 19 and 8 years, report to our Managing Director of Sales and help to manage our various sales and service representatives. Specifically, our direct national sales representatives cover large, multiple state territories prospecting large institutions and retirement plans. Our direct regional sales representatives cover smaller territories and pursue both individual and middle market institutional business opportunities, and our regional service representatives focus on servicing individual and small institutional clients. Our intermediary salesforce includes external wholesalers, internal wholesalers and key account representatives, separately covering retirement plan advisors and wealth management advisors. Our product management group maintains deep knowledge of all of our products, is primarily responsible for consultant relations, and provides field support for our distribution team.
Our sales representatives include both generalists as well as teams that are focused on specific client types or markets. Our salesforce is comprised of highly trained and experienced professionals that are knowledgeable about the financial markets, our investment process and our investment strategies and service offerings thereby lessening the need for our research department personnel to assist in the field. Our sales representatives are responsible for generating new business as well as maintaining existing business. Referrals are an important source of new business in both our direct and intermediary marketing efforts. To assist the sales representatives, we have over 30 service professionals who are responsible for responding to client requests and questions.
Our direct sales representatives distribute our strategies in separate account, mutual fund and collective investment trust form to individuals and institutions in defined territories within North America. Our regional sales representatives form relationships with high net worth individuals that may own businesses, may sit on the boards of endowments or foundations, or are generally well-connected in their communities, and leverage those relationships to obtain middle market, institutional business. Our high net worth and middle market clients also often use the consultative services of our Client Analytics Group, which includes a variety of planning services. Our national sales representatives focus more on large institutional mandates across the United States. We obtain a smaller portion of our separate account business through our external and internal wholesalers, who work with intermediaries, including national brokerage firm representatives and independent financial advisors working with high net worth individuals, and unaffiliated registered investment advisor platforms that select our strategies for inclusion in their investment programs.
Our mutual funds and collective investment trusts are distributed through intermediaries, platforms and investment consultants, as well as directly to institutional clients. Our internal and external wholesale professionals are focused on distributing through retirement plan advisors who work with defined contribution plans, as well as through brokers and advisors who work with retail clients. Our consultant relations specialists are dedicated to building relationships with investment consultants. The primary responsibilities of these individuals are to educate consultants, platform providers and advisors on our investment products and process and to ensure our products are among those considered for placement within mutual fund advisory programs, on platforms’ approved lists and in active searches conducted by consultants. Our direct institutional and regional sales representatives also contribute to mutual fund and collective investment trust distribution through sales and servicing of fund vehicles to large market retirement plan sponsors and institutions.

Structure
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts our organizational structure as of December 31, 2017.

________________________

(1)
The operating subsidiaries of Manning & Napier Group are Manning & Napier Advisors, LLC, Perspective Partners, LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC.

As of December 31, 2017, we had 433 employees, including William Manning, our co-founder and Chairman of the Board, and other current employee-owners, most of whom are based in Fairport, New York. Collectively, these owners and former employee-owners own approximately 82.2% of Manning & Napier Group and our operating subsidiaries. We believe that our culture of employee ownership aligns our interests with those of our clients and shareholders by delivering strong long-term investment performance and solutions.
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
Regulation
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level and by self-regulatory organizations. We are also subject to regulations outside of the United States. Under certain of these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.
SEC Regulation
Manning & Napier Advisors, LLC ("MNA") is registered with the U.S. Securities and Exchange Commission, (the "SEC"), as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended, ("the Advisers Act"). Additionally, the Manning & Napier Fund, Inc., (the "Fund"), and certain of the third-party investment companies we sub-advise are registered under the U.S. Investment Company Act of 1940, (the "1940 Act"). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration.
As an investment adviser, we have a fiduciary duty to our clients. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things:

•	trading for proprietary, personal and client accounts;

•	allocations of investment opportunities among clients;

•	use of soft dollars;

•	execution of transactions; and

•	recommendations to clients.

We manage accounts for all of our clients on a discretionary basis, with authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, we receive soft dollar credits from broker-dealers that have the effect of reducing certain of our expenses. All of our soft dollar arrangements are intended to be within the safe harbor provided by Section 28(e) of the U.S. Securities Exchange Act of 1934, as amended, (the "Exchange Act"). If our ability to use soft dollars were reduced or eliminated as a result of statutory amendments or new regulations, our operating expenses would increase.
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
For the year ended December 31, 2017, 25% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 23% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs and investment portfolios of the Fund and the investment portfolios of the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the Fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with the Fund may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the Fund board after their initial term.
The 1940 Act also imposes on the investment adviser to a mutual fund a fiduciary duty with respect to the receipt of the adviser’s investment management fees. That fiduciary duty may be enforced by the SEC through administrative action or litigation by investors in the fund pursuant to a private right of action.
Under the Advisers Act, our investment management agreements may not be assigned without the client’s consent. Under the 1940 Act, investment management agreements with registered funds (such as the mutual funds we manage) terminate automatically upon assignment. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in us. As described in further detail in this report, all outstanding shares of our Class B common stock were cancelled pursuant to Section 4.05 of our amended and restated certificate of incorporation on November 17, 2017. The 1,000 shares of Class B common stock represented non-economic, controlling voting interests in us, and had been held by William Manning. Notwithstanding the foregoing, we do not view the cancellation of the Class B shares as resulting in a change in control for purposes of the Advisers Act or the 1940 Act as Mr. Manning continues to privately own approximately 77% of our operating subsidiaries and continues to act as our current Chairman.
Manning & Napier Investor Services, Inc. ("MNBD"), our SEC-registered broker-dealer subsidiary, is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. MNBD was in compliance with its net capital requirements during the year ended December 31, 2017.
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
CFTC/NFA Regulation
MNA was registered with the Commodity Futures Trading Commission, or CFTC, as a commodity pool operator ("CPO") and was a member of the National Futures Association ("NFA") through the third quarter of 2017. The CFTC and NFA each administer a regulatory system covering futures contracts and various other financial instruments.
New Hampshire Banking Regulation
Exeter Trust Company is a state-chartered non-depository trust company subject to the laws of the State of New Hampshire and the regulations promulgated thereunder by the New Hampshire Bank Commissioner.
Insurance-Related Regulation
Manning & Napier Benefits, LLC ("MNB") is a registered insurance broker in multiple states including the District of Columbia and, as such, is subject to various state insurance and health-related rules and regulations. As of January 1, 2018, MNB is no longer conducting new business, but continues to receive trailing commission payments. Our intent is to dissolve this entity during 2018.
Non-U.S. Regulation
In addition to the extensive regulation to which the investment management industry is subject in the United States, we are also subject to regulation by various Canadian regulatory authorities in the Canadian provinces where we operate pursuant to exemptions from registration. We are authorized to act as a non-resident sub-advisory investment manager to collective investment vehicles in Ireland. Our business is also subject to the rules and regulations of the more than 30 countries in which we currently buy and sell portfolio investments.
Employees
As of December 31, 2017, we had 433 employees, most of whom are based in Fairport, New York. None of our employees are subject to a collective bargaining agreement.
Available Information
All annual reports on From 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, we file or furnish with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge from the SEC’s website at http://www.sec.gov/ or from the Public Reference Room at 100 F Street N.E., Washington, D.C. 20549; 1-800-SEC-0330.
We also make the documents listed above available without charge through the Investor Relations section of our website at http://ir.manning-napier.com/. Such documents are available as soon as reasonably practicable after the electronic filing of the material with the SEC. The contents of our website are not incorporated by reference into this Annual Report.
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
We derive the majority of our revenue from investment management fees, typically calculated as a percentage of the market value of our AUM. As a result, our revenues are dependent on the value and composition of our AUM, all of which are subject to fluctuation due to many factors, including:

•
Declines in prices of securities in our portfolios. The prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, declining stock or commodities markets, changes in interest rates, a general economic downturn, political uncertainty or acts of terrorism. The U.S. and global financial markets continue to be subject to uncertainty and instability. Such factors could cause an unusual degree of volatility and price declines for securities in the portfolios we manage;

•
Redemptions and other withdrawals. Our clients generally may withdraw their funds at any time, on very short notice and without any significant penalty. A substantial portion of our revenue is derived from investment advisory agreements that are terminable by clients upon short notice or no notice and investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice. Also, new clients and portfolios may not have the same client retention characteristics as we have experienced in the past. In addition, in a declining stock market, the pace of redemptions could accelerate;

•
Investment performance. Our ability to deliver strong investment performance depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis, our investment performance could be adversely affected. The risk that sufficient appropriate investment opportunities may be unavailable is influenced by a number of factors including general market conditions. If our portfolios perform poorly, even over the short-term, as compared with our competitors or applicable third-party benchmarks, or the rankings of mutual funds we manage decline, we may lose existing AUM and have difficulty attracting new assets; and

•
Competition from passive strategies. There has been an increasing preference for passive investment products, such as index and ETFs, over active strategies managed by asset managers. If this market preference continues, existing and prospective clients may choose to invest in passive investment products, our growth strategy may be impaired and our AUM may be negatively impacted.

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
Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by such fund’s board, including by its independent members. Our mutual fund and collective investment trust relationships may be terminated or not renewed for any number of reasons. As of December 31, 2017, mutual fund and collective investment trust relationships represent 33% of our AUM and 40% of our revenue for the year ended December 31, 2017.
The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have an adverse effect on our business. During the fiscal year ended December 31, 2017, other than our relationship with the Fund, there were no customers that provided over 10 percent of our total revenue.
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
The loss of key investment and sales professionals or members of our senior management team could have an adverse effect on our business.
We depend on the skills, expertise and institutional knowledge of our key employees, including qualified investment and sales professionals and members of our senior management team and our success depends on our ability to retain such key employees. Our investment professionals possess substantial experience in investing and have been primarily responsible for the historically attractive investment performance we have achieved. We particularly depend on our executive officers as well as senior members of our research department.
We have had significant changes in executive leadership in the past and more could occur. Changes to strategic or operating goals, which can occur with the appointment of new executives, can create uncertainty, and may ultimately be unsuccessful. In addition, executive leadership transition periods, including adding new personnel, could be difficult as new executives gain an understanding of our business and strategy. Difficulty integrating new executives, or the loss of key individuals could limit our ability to successfully execute our business strategy and could have an adverse effect on our overall financial condition.
Any of our investment or management professionals may resign at any time, subject to various covenants not to compete with us. In addition, employee-owners are subject to additional covenants not to compete.

Competition for qualified investment, sales and top level management is intense. Attracting qualified personnel, including top level management may take time and we may fail to attract and retain qualified personnel including top level management in the future. Our ability to attract and retain our executive officers and other key employees will depend heavily on our business strategy, corporate culture and the amount and structure of compensation. We have historically utilized a compensation structure that uses a combination of cash and equity-based incentives as appropriate. However, our compensation may not be effective to recruit and retain the personnel we need if our overall compensation packages are not competitive in the marketplace. Any cost-reduction initiative or adjustments or reductions to compensation could negatively impact our ability to retain key personnel. In addition, changes to our management structure, corporate culture and corporate governance arrangements could negatively impact our ability to retain key personnel.
We may be required to reduce the fees we charge, or our fees may decline due to changes in our AUM composition, which could have an adverse effect on our profit margins and results of operations.
Our current fee structure may be subject to downward pressure due to a variety of factors, including a trend in recent years toward lower fees in the investment management industry. We may be required to reduce fees with respect to both the separate accounts we manage and the mutual funds and collective trust funds we advise. In addition, we may charge lower fees to attract future new business as compared to our existing business, which may result in us having to reduce our fees with respect to our existing business accordingly. The investment management agreements pursuant to which we advise mutual funds are terminable on short notice and, after an initial term, are subject to an annual process of review and renewal by the funds’ boards. As part of that annual review process, the fund board considers, among other things, the level of compensation that the fund has been paying us for our services, and that process may result in the renegotiation of our fee structure or increase our obligations, thus increasing the cost of our performance. We are in the midst of an effort to restructure fees across our fund product set and anticipate the majority of the financial impacts, including reduced management fees and operating expenses will begin in 2018 and the impact to our overall revenue margins will vary depending on the business mix at the time of the fee change. Any fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.
Our AUM is concentrated in certain portfolios.
As of December 31, 2017, 63% of our AUM was invested in products that comprise our blended asset portfolio. As a result, a substantial portion of our operating results depends upon the performance of these products, and our ability to retain client assets in such products. If a significant portion of the investors in our blended asset portfolio decide to withdraw their investments or terminate their investment management agreements for any reason, including poor investment performance or adverse market conditions, our revenues from these portfolios would decline, which could have an adverse effect on our earnings and financial condition.
Several of our portfolios involve investing principally in the securities of non-U.S. companies, which involve foreign currency exchange risk, and tax, political, social and economic uncertainties and risks.
As of December 31, 2017, approximately 29% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
Investments in non-U.S. issuers may also be affected by tax positions taken in countries or regions in which we are invested as well as political, social and economic uncertainty. Declining tax revenues may cause governments to assert their ability to tax the local gains and/or income of foreign investors (including our clients), which could adversely affect clients’ interests in investing outside their home markets. Many financial markets are not as developed, or as efficient, as the U.S. financial markets, and as a result, those markets may have limited liquidity and higher price volatility and may lack established regulations. Liquidity may also be adversely affected by political or economic events, government policies, social or civil unrest within a particular country, and our ability to dispose of an investment may also be adversely affected if we increase the size of our investments in smaller non-U.S. issuers. Non-U.S. legal and regulatory environments, including financial accounting standards and practices, may also be different, and there may be less publicly available information about such companies. These risks could adversely affect the performance of our strategies that are invested in securities of non-U.S. issuers and may be particularly acute in the emerging or less developed markets in which we invest.
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

The ratings and rankings we or the mutual funds we advise have received are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2017 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings received at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
Support provided to new products may reduce fee income, increase expenses and expose us to potential loss on invested capital.
We may support the development of new investment products by waiving all or a portion of the fees we receive for managing such products, by subsidizing expenses or by making seed capital investments. Seed investments in new products utilize Company capital that would otherwise be available for general corporate purposes and expose us to capital losses to the extent that realized investment losses are not offset by hedging gains. The risk of loss may be greater for seed capital investments that are not hedged, or if an intended hedge does not perform as expected. Failure to have or devote sufficient capital to support new products could have on adverse impact on our future growth.
Assets influenced by third-party intermediaries have a higher risk of redemption and are subject to changes in fee structures, which could reduce our revenues.
Investments in our mutual funds made through third-party intermediaries, as opposed to mutual fund investments resulting from sales by our direct sales force, can be more easily moved to investments in funds other than ours. Third-party intermediaries are attractive to investors because of the ease of accessibility to a variety of funds, but this causes the investments to be more sensitive to fluctuations in performance, especially in the short-term. If we were unable to retain the assets of our mutual funds held through third-party intermediaries, our assets under management would be reduced. As a result, our revenues could decline and our business, results of operations and financial condition could be materially adversely affected.
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
Developing and maintaining our operational systems and infrastructure may become increasingly challenging, which could constrain our ability to expand our business. Any upgrades or expansions to our operations or technology to accommodate increased volumes of transactions or otherwise may require significant expenditures and may increase the probability that we will suffer system degradations and failures. In addition, our continued success depends on our ability to effectively adopt new or adapt to existing technologies to meet client, industry, and regulatory demands. We might be required to make significant capital expenditures to maintain competitive infrastructure. If we are unable to upgrade our infrastructure in a timely fashion, we might lose customers and fail to maintain regulatory compliance, which could affect our results of operations and severely damage our reputation.
We depend on our headquarters in Fairport, New York, where a majority of our employees, administration and technology resources are located, for the continued operation of our business. Any significant disruption to our headquarters could have an adverse effect on our business.
Failure to implement effective information and cyber security policies, procedures and capabilities could disrupt operations and cause financial losses that could result in a decrease in earnings and reputational harm.
We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. Breach or other failure of our technology systems, including those of third parties with which we do business, or failure to timely and effectively identify and respond to any such breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, increased insurance premiums, and litigation costs resulting from the incident. Moreover, loss of confidential customer information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. Ultimately, a cyberattack can damage our competitiveness, stock price and long-term shareholder value. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.
We depend on third-party service providers for services that are important to our business, and an interruption or cessation of such services by any such service providers could have an adverse effect on our business.
We depend on a number of service providers, including custodial and clearing firms, and vendors of communications and networking products and services. We cannot assure that these providers will be able to continue to provide these services in an efficient manner or that they will be able to adequately expand their services to meet our needs. An interruption or malfunction in or the cessation of an important service by any third-party and our inability to make alternative arrangements in a timely manner, or at all, could have an adverse impact on our business, financial condition and operating results.
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
We must monitor and address any conflicts between our interests and those of our clients. The SEC and other regulators scrutinize potential conflicts of interest, and we have implemented procedures and controls that we believe are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex, and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which could adversely affect our reputation, business and results of operations.
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
Federal income tax reform could have unforeseen effects on our financial condition and results of operations.
On December 22, 2017, the President of the United States signed into law H.R.1, originally known as the “Tax Cuts and Jobs Act,” hereafter referred to as “U.S. tax reform.” The Company is in the process of determining the impact to the financial statements of all aspects of U.S. tax reform and will reflect the impact of such reform in the financial statements during the period in which such amounts can be reasonably estimated. U.S. tax reform includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Existing accounting rules require the effect of a change in the tax law or rates to be recognized in income as a component of the income tax provision in the period a bill is signed into law. Existing accounting rules also require deferred tax assets and liabilities to be remeasured at the enacted rate. Since the accounting for the income tax effects of U.S. tax reform is incomplete at this time, we determined a reasonable estimate for those effects and reported provisional amounts that would be subject to adjustment during a measurement period until our accounting is complete. If the estimates and assumptions we used to revalue our net deferred tax assets in accordance with U.S. tax reform are inaccurate, we could experience negative effects on our financial condition and results of operations.
The cost of insuring our business is substantial and may increase.
While we carry insurance in amounts and under terms that we believe are appropriate, we cannot guarantee that our insurance will cover all liabilities and losses to which we may be exposed or, if covered, that such liabilities and losses will not exceed the limits of available insurance coverage, or that our insurers will remain solvent and meet their obligations. In addition, we cannot guarantee that our insurance policies will continue to be available at current terms and fees.
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
Risks Related to our Industry
We are subject to extensive regulation.
We are subject to extensive regulation for our investment management business and operations, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor under ERISA, by the Financial Industry Regulatory Authority, Inc., ("FINRA"), by the National Futures Association and U.S. Commodity Futures Trading Commission. The U.S. mutual funds we advise are registered with and regulated by the SEC as investment companies under the 1940 Act. The Advisers Act imposes numerous obligations on investment advisers including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies, which must be adhered to by their investment advisers. The U.S. mutual funds that we advise and our broker-dealer subsidiary are each subject to the USA PATRIOT Act of 2001, which requires them to know certain information about their clients and to monitor their transactions for suspicious financial activities, including money laundering. The U.S. Office of Foreign Assets Control, ("OFAC"), has issued regulations requiring that we refrain from doing business, or allow our clients to do business through us, in certain countries or with certain organizations or individuals on a list maintained by the U.S. government.
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

The regulatory environment in which we and our clients operate is subject to continual change, and regulatory developments designed to increase oversight could adversely affect our business.
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
We have a disaster recovery plan to address certain contingencies, but we cannot be assured that this plan will be sufficient in responding or ameliorating the effects of all disaster scenarios. If our employees or the vendors we rely upon for support in a catastrophic event are unable to respond adequately or in a timely manner, we may lose clients resulting in a decrease in AUM which may have an adverse effect on revenues and net income.
Risks Related to Our Structure
William Manning and our current and former employee owners, beneficially own approximately 82% of Manning & Napier Group, which may give rise to conflicts of interest; failure to properly address these or other conflicts of interests could harm our reputation, business and results of operations.
Our current and former employee owners, including William Manning, directly and through their ownership of M&N Group Holdings ("M&N Group Holdings") and Manning & Napier Capital Company, LLC ("MNCC"), indirectly hold approximately 82% of the ownership interests in Manning & Napier Group which, as discussed elsewhere, is our sole source of revenue. M&N Group Holdings and MNCC are entities controlled by William Manning, who, through his ownership indirectly owns a total of approximately 77% of the ownership interests in Manning & Napier Group. All of the other owners of interests in M&N Group Holdings and MNCC are current or former management team members of ours, including certain of our executive officers. Through William Manning and our current and former employee owners' economic interest, they may receive payments from Manning & Napier under the tax receivable agreement ("TRA") entered into with them at the time of the reorganization transactions and the proceeds they may receive as a result of M&N Group Holdings and MNCC exchanging the interests attributable to them in Manning & Napier Group for cash or, at our election, shares of our Class A common stock and, in the case of exchanges for shares of our Class A common stock, from selling such Class A common stock. As a result, William Manning and our current and former employee owners' economic interests may conflict with the interests of Manning & Napier and its public stockholders.
Further, such owners have the right to cause M&N Group Holdings and MNCC to exchange their indirect interests in Manning & Napier Group for cash or shares of our Class A common stock. If they exercise this right in sufficient amounts, receive shares of our Class A common stock and do not resell such shares, these owners may control us.
The interests of these owners may conflict with our interests and the interests of the holders of our Class A common stock. Decisions of these owners, including William Manning, our Chairman, with respect to Manning & Napier Group, including those relating to the tax receivable agreement, the exchange agreement and the structuring of future transactions, may take into consideration these owners’ tax or other considerations even where no similar benefit would accrue to us or the holders of our Class A common stock.

Our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our structure and applicable provisions of Delaware law.
We intend to declare cash dividends on our Class A common stock, however, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, because of our structure, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Manning & Napier Group to make distributions to its members, including us, in an amount sufficient for us to pay dividends. However, its ability to make such distributions will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable laws of the State of Delaware, which may limit the amount of funds available for distribution, and its compliance with covenants and financial ratios related to any indebtedness it may incur in the future. In addition, as described elsewhere, under the terms of its operating agreement, Manning & Napier Group is obligated to make tax distributions to holders of its units, including us. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.
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
Furthermore, by paying cash distributions rather than investing in our business, we might not have sufficient cash to fund operations or new growth initiatives that will support the growth of our business.
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
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. We have recorded the estimated impacts of U.S. tax reform on the liability under the tax receivable agreement. Assuming no new material changes in the relevant tax law, the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us is approximately $22.7 million as of December 31, 2017. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $21.8 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2017, we estimate that we would be required to pay up to approximately $52.5 million in the aggregate, which assumes the exchange of 63,931,065 units of Manning & Napier Group held by those other than us under the tax receivable agreement.
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
William Manning and our other owners directly and indirectly own interests in M&N Group Holdings and directly own interests in MNCC, and they will have the right to exchange and cause M&N Group Holdings and MNCC to exchange, as applicable, such interests for cash or an aggregate of 63,931,065 shares of our Class A common stock pursuant to the terms of an exchange agreement; future sales of such shares in the public market, or the perception that such sales may occur, could lower our stock price.
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

We have 15,039,347 shares of Class A common stock outstanding as of December 31, 2017. We have entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company and, subject to certain restrictions, are entitled to exchange such units for an aggregate of up to 63,931,065 shares of our Class A common stock, subject to customary adjustments. In addition, the holders of any units of Manning & Napier Group will also become parties to the exchange agreement and, pursuant to the terms of the exchange agreement, we may also purchase or exchange such units for shares of our Class A common stock. We are party to a registration rights agreement pursuant to which the shares of Class A common stock issued upon such exchanges are eligible for resale, subject to certain limitations set forth therein.
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
We may issue shares of our Class A common stock or units of Manning & Napier Group in connection with future acquisitions or grants under the Manning & Napier 2011 Equity Compensation Plan (the "2011 Plan"). If we grant exchange rights with respect to the issuance of the units of Manning & Napier Group that allow its holder to exchange such units for shares of our Class A common stock, stockholders will incur dilution in the percentage of the issued and outstanding shares of Class A common stock that are owned at such time.
If we fail to comply with fulfilling our public company financial reporting and other regulatory obligations, our business and stock price could be adversely affected.
As a public company, we are subject to the reporting requirements of the Exchange Act, have implemented specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange (the ''NYSE'').
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

•	prohibit stockholder action by written consent and instead require all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
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
Market for the Registrant’s Common Equity
Our Class A common stock is traded on the New York Stock Exchange under the symbol “MN”. Our Class B common stock is not listed on the New York Stock Exchange or any other exchange and there is no established trading market for such shares.
The following table presents information on the high and low sales prices per share as reported on the New York Stock Exchange for our Class A common stock for the periods indicated and dividends declared during such periods:

	2017			2016
	High	Low	Dividends Declared Per Share	High	Low	Dividends Declared Per Share
First quarter	$8.05	$5.40	$0.08	$8.84	$5.68	$0.16
Second quarter	$5.85	$3.90	$0.08	$10.23	$7.36	$0.16
Third quarter	$4.50	$3.05	$0.08	$10.06	$6.78	$0.16
Fourth quarter	$4.05	$3.40	$0.08	$8.05	$6.05	$0.16
Holders
As of March 12, 2018 there were 38 holders of record of our Class A common stock. A substantial number of holders of our Class A common stock are held in “street name” and thereby held of record by depositories, banks, brokers, and other financial institutions.
Dividends
We currently intend to pay quarterly cash dividends on our Class A common stock. We intend to fund such dividends from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. William Manning, previously the holder of our Class B common stock, was not entitled to any cash dividends in his capacity as a Class B stockholder, but has in the past and continues to, in his capacity as an indirect holder of Class A units of Manning & Napier Group, generally receive pro rata distributions from Manning & Napier Group. On November 17, 2017, all outstanding shares of the Company’s Class B common stock were cancelled and reverted to the status of authorized but unissued shares of Class B common stock.
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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2017.
Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2012, through December 31, 2017, with the cumulative total return of the Standard & Poor’s 500 Stock Index and the SNL Asset Manager Index. The SNL Manager Index is a composite of 41 publicly traded asset management companies prepared by SNL Financial, Charlottesville, Virginia. The graph assumes the investment of $100 in our Class A common stock and in each of the two indexes on December 31, 2012 and the reinvestment of all dividends, if any.

Comparison of Cumulative Total Return
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Manning & Napier, Inc.
S&P 500 Index
SNL Asset Manager Index

	Period Ending
Company/Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Manning & Napier, Inc.	$100.00	$140.08	$109.68	$67.38	$59.92	$28.57
S&P 500® Index	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
SNL Asset Manager Index	$100.00	$149.65	$153.07	$125.82	$128.60	$166.15
In accordance with the rules of the SEC, this section entitled “Performance Graph” shall not be incorporated by reference into any future filings by us under the Securities Act or Exchange Act, and shall not be deemed to be soliciting material or to be filed under the Securities Act or the Exchange Act.

Item 6.         Selected Financial Data.
The following tables set forth selected consolidated financial data of Manning & Napier, Inc. The audited consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 and the audited consolidated statements of financial condition as of December 31, 2017 and 2016 are included elsewhere in this report.
The selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated statements of financial condition data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements for such periods which are not included in this report.
The consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes in "Item 8. Financial Statements and Supplemental Data."

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share data)
Investment management services revenue, net	$201,527	$248,937	$318,043	$396,998	$369,572
Total operating expenses	149,759	159,729	189,491	262,505	284,733
Operating income	51,768	89,208	128,552	134,493	84,839
Non-operating income (loss)	16,109	1,574	(6,961)	1,902	1,230
Income before provision for income taxes	67,877	90,782	121,591	136,395	86,069
Provision for income taxes	19,352	8,374	4,639	12,660	9,128
Net income attributable to controlling and noncontrolling interests	48,525	82,408	116,952	123,735	76,941
Less: net income attributable to noncontrolling interests	44,938	73,134	103,738	114,418	74,285
Net income attributable to Manning & Napier, Inc.	$3,587	$9,274	$13,214	$9,317	$2,656
Net income per share available to Class A common stock
Basic	$0.25	$0.63	$0.91	$0.68	$0.20
Diluted	$0.25	$0.62	$0.90	$0.67	$0.19
Weighted average shares of Class A common stock outstanding
Basic	14,164,037	13,948,433	13,736,042	13,678,494	13,617,823
Diluted	14,237,025	14,161,782	13,964,846	13,881,437	13,741,647
Cash dividends declared per share of Class A common stock	$0.32	$0.64	$0.64	$0.72	$0.72

Other financial and operating data
Economic income (1)	$67,877	$90,782	$121,591	$174,971	$167,492
Economic net income (1)	$31,447	$55,377	$78,333	$108,045	$103,426
Economic net income per adjusted share (1)	$0.40	$0.68	$0.92	$1.22	$1.15
Weighted average adjusted Class A common stock outstanding (1)	79,567,507	81,981,998	84,763,495	88,508,381	89,891,854

__________________________

(1)
Economic income, economic net income and economic net income per adjusted share are not financial measures prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Our management used economic income for fiscal years ended December 31, 2014 and 2013, and continues to use the non-GAAP financial measures of economic net income and economic net income per adjusted share, to evaluate the profitability and efficiency of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Supplemental Non-GAAP Financial Information” for our reasons for including these non-GAAP measures in this report and a reconciliation of these non-GAAP measures to GAAP measures. Our non-GAAP financial measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands, except as noted)
Statements of financial condition data:
Cash and cash equivalents	$78,262	$100,819	$117,591	$124,992	$125,250
Investment securities (1)	$70,404	$37,470	$22,567	$26,915	$21,321
Due from broker (1)	$—	$—	$7,472	$5,391	$5,816
Total assets	$205,180	$220,599	$230,796	$257,473	$252,604
Total liabilities	$66,820	$86,121	$96,016	$108,762	$106,815
Assets Under Management (in millions)
Assets under management (2)	$25,113.2	$31,683.0	$35,442.2	$47,801.6	$50,826.2

__________________________

(1)	Investment securities and due from broker includes consolidated funds for which we hold a financial controlling interest.

(2)	Reflects the amount of money we managed for our clients as of the last day of the period.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Our Business
We are an independent investment management firm that provides a broad range of investment solutions, as well as a variety of consultative services that complement our investment process. Founded in 1970, we offer U.S. and non-U.S. equity, fixed income and a range of blended asset portfolios, including life cycle funds and ETF-based portfolios. We serve a diversified client base of high net worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations. Our operations are based principally in the United States, with our headquarters located in Fairport, New York.
Market Developments
The post-Global Financial Crisis slow growth economic environment improved marginally amid a modest cyclical upturn during 2017, aided by strengthening labor markets, business activity, and investment. The economic expansion is synchronized across most major regions and, along with low volatility levels, is supporting global asset markets. The improving economic backdrop has also provided support for corporate earnings, which have continued to steadily climb higher. Most notably, strong asset market performance has been amid a period of historically low volatility, elevated investor sentiment, and generally full valuations, suggesting that risks are building, though we see few extremes that indicate a bear market or recession is imminent.
U.S. equity markets experienced strong returns in 2017, led primarily by Information Technology, but also by Materials, Consumer Discretionary, Financials, Health Care, and Industrials. Broad international equity markets also posted strong returns for the year. Emerging market equities significantly outperformed developed markets due to a weak U.S. dollar, an upturn in select commodity markets, rebounding earnings, and a rally in technology stocks.
Results of select major equity market indexes for the year ended December 31, 2017 were as follows:

S&P 500 Index	21.80%
MSCI World ex USA Index	24.21%
MSCI Emerging Markets Index	37.28%
In fixed income, global bond markets posted positive gains for 2017. Aggregate U.S. bond market performance was also positive for the year, with corporate credit, particularly high yield debt, as well as municipal bonds performing somewhat better than Agency securities, Treasuries, and Mortgage-backed securities. Additionally, long duration bonds generally outperformed those with shorter duration as longer-term interest rates (20 years and greater) fell and shorter-term interest rates rose during the year. Nevertheless, we still view economic conditions as supportive of higher Treasury rates and believe the Federal Reserve

Board will remain opportunistic, looking to raise the federal funds target rate as economic conditions allow, while also remaining sensitive to domestic and global market conditions.
Results of select major bond market indexes for the year ended December 31, 2017 were as follows:

Bloomberg Barclays U.S. Aggregate Bond Index	3.54%
Bloomberg Barclays U.S. Govt/Credit Bond Index	4.00%
BAML High Yield Cash Pay BB-B Rated Index	6.97%
BAML Global Broad Market Index	6.95%
With regard to notable developments to the investment environment, two persistent headwinds active managers have faced since the Global Financial Crisis have recently become tailwinds: equity correlations and valuation dispersion. Equity correlations collapsed at the start of 2017, suggesting investors are now pricing stocks based on corporate fundamentals and other factors that affect individual companies. This provides fundamental-based active investment managers such as Manning & Napier a wider opportunity set to exploit. Valuation dispersion has also shifted, moving notably higher, resulting in more opportunities for active investment managers to take advantage of security mispricing. To the extent that these dynamics continue to hold, the market environment should remain more conducive to active investment managers relative to the generally challenging environment that has persisted for much of the past decade.
Our Products
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts and mutual funds and collective investment trusts—including those offered by MNA, Manning & Napier Fund, Inc., Exeter Trust Company, and Rainier Investment Management.
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
Our assets under management ("AUM") were $25.1 billion as of December 31, 2017. The composition of our AUM by vehicle and portfolio is set forth in the table below:

	December 31, 2017
AUM - by investment vehicle and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$10,484.9	$5,158.8	$1,212.9	$16,856.6
Mutual funds and collective investment trusts	5,181.7	2,961.8	113.1	8,256.6
Total	$15,666.6	$8,120.6	$1,326.0	$25,113.2

The composition of our separately managed accounts as of December 31, 2017, by channel and portfolio, is set forth in the table below:

	December 31, 2017
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$7,939.2	$3,465.4	$1,080.3	$12,484.9
Intermediary Channel	2,539.8	701.4	132.6	3,373.8
Platform/Sub-advisor Channel	5.9	992.0	—	997.9
Total	$10,484.9	$5,158.8	$1,212.9	$16,856.6
Percentage of separate account AUM
Direct Channel	47%	21%	6%	74%
Intermediary Channel	15%	4%	1%	20%
Platform/Sub-advisor Channel	0%	6%	—	6%
Total	62%	31%	7%	100%
Percentage of portfolio by channel
Direct Channel	76%	67%	89%	74%
Intermediary Channel	24%	14%	11%	20%
Platform/Sub-advisor Channel	0%	19%	—	6%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	64%	28%	8%	100%
Intermediary Channel	75%	21%	4%	100%
Platform/Sub-advisor Channel	1%	99%	—	100%
Our separate accounts contributed 48% of our total gross client inflows for the year ended December 31, 2017 and represented 67% of our total AUM as of December 31, 2017.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 65% of the total gross client inflows for our separate account business for the year ended December 31, 2017, compared to 66% for the year ended December 31, 2016. The Direct Channel represented 74% of our total separate account AUM as of December 31, 2017. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During 2017, the blended asset portfolios represented 63% of the separate account gross client inflows from the Direct Channel, while equity and fixed income portfolios accounted for 13% and 24%, respectively. As of December 31, 2017, blended asset and equity portfolios represented 64% and 28% of total Direct Channel separate account AUM, while our fixed income portfolios were 8%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Our relationships with larger institutions may also be a driver of growth in separately managed account equity strategies, though many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During 2017, 21% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 14% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 26% of our total separate account AUM as of December 31, 2017.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During 2017, blended asset and equity portfolios represented 61% and 17%, respectively, of the separate account gross client inflows from the Intermediary Channel, while fixed income portfolios represented 22%. As of December 31, 2017, 75% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 21% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
During the year ended December 31, 2017, 99% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios. Gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was approximately 80% during 2017, a decrease from our historical retention rate, which was 85% for 2016.
The composition of our mutual fund and collective investment trust AUM as of December 31, 2017, by portfolio, is set forth in the table below:

	December 31, 2017
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual funds and collective investment trusts AUM	$5,181.7	$2,961.8	$113.1	$8,256.6
Our mutual funds and collective investment trusts contributed 52% of our total gross client inflows for the year ended December 31, 2017 and represented 33% of our total AUM as of December 31, 2017. As of December 31, 2017, our mutual funds and collective investment trust AUM consisted of 63% from blended asset portfolios, 36% from equity portfolios and 1% from fixed income portfolios, compared to 70% and 29% for blended asset and equity portfolios as of December 31, 2016. During the twelve months ended December 31, 2017, 73% and 24% of the gross client inflows were attributable to blended assets and equity portfolios, respectively.
Our mutual fund and collective investment trust business is driven by financial intermediaries and direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers and retirement plan advisors. Through our Intermediary Channel, we are focused on our blended asset life cycle fund vehicles given our emphasis on advisors who work with retirement plans. Our blended asset portfolios are also used by advisors seeking a multi-asset class solution for their retail clients. In addition, we are focused on equity and fixed income portfolios within the Intermediary Channel for intermediaries who wish to use our mutual funds as a component of a larger portfolio.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015.
Components of Results of Operations
Overview
An important factor influencing inflows and outflows of our AUM is the investment performance of our various investment approaches. Our variety of stock selection strategies, absolute pricing discipline and active asset allocation management approach generally results in specific absolute and relative return characteristics in different market environments. For example, during a fundamental-driven bull market when prices are rising alongside improving fundamentals, we are likely to experience positive absolute returns and competitive relative returns. However, in a more momentum-driven bull market, when prices become disconnected from underlying fundamentals, or narrow market environment where a small handful of stocks outperform the average stock, we are likely to experience positive absolute returns but lagging relative returns. Similarly, during a valuation-driven bear market, when markets experience a period of price correction following a momentum-

driven bull market, we are likely to experience negative absolute returns but strong relative returns. However, in a momentum-driven bear market, which is typically characterized by broad price declines in a highly correlated market, we are likely to experience negative absolute returns and potentially lagging relative returns. Essentially, our approach is likely to do well when markets are driven by fundamentals, but lag when markets are driven primarily by momentum.
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
Assets Under Management and Investment Performance
Since inception and over long-term periods, our strategies have earned attractive returns on both an absolute and relative basis. Many of our traditional products, including our legacy multi-asset class, U.S. and Non-U.S. equity portfolios have posted strong returns in 2017, but longer-term track records remain challenged. Refer to the table summarizing annualized returns for our key investment strategies and the relative performance of industry benchmarks presented elsewhere in this document (Part I. Item 1. Business.)
The following tables reflect the indicated components of our AUM for our investment vehicles for the years ended December 31, 2017, 2016, and 2015:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
As of December 31, 2014	$25,408.7	$22,392.9	$47,801.6	53%	47%	100%
Gross client inflows (1)	2,426.5	4,227.6	6,654.1
Gross client outflows (1)	(6,391.2)	(11,260.4)	(17,651.6)
Market appreciation/(depreciation) & other (2)	(708.6)	(653.3)	(1,361.9)
As of December 31, 2015	$20,735.4	$14,706.8	$35,442.2	59%	41%	100%
Gross client inflows (1)	1,760.1	3,130.5	4,890.6
Gross client outflows (1)	(5,729.0)	(7,215.4)	(12,944.4)
Acquired/(disposed) assets	1,234.2	1,660.1	2,894.3
Market appreciation/(depreciation) & other (2)	801.2	599.1	1,400.3
As of December 31, 2016	$18,801.9	$12,881.1	$31,683.0	59%	41%	100%
Gross client inflows (1)	1,884.7	2,079.0	3,963.7
Gross client outflows (1)	(6,675.3)	(8,391.0)	(15,066.3)
Acquired/(disposed) assets	—	(121.8)	(121.8)
Market appreciation/(depreciation) & other (2)	2,845.3	1,809.3	4,654.6
As of December 31, 2017	$16,856.6	$8,256.6	$25,113.2	67%	33%	100%
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Average AUM:	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
Average AUM for the year ended December 31, 2015	$23,720.0	$18,780.5	$42,500.5
Average AUM for the year ended December 31, 2016	$20,266.1	$14,407.5	$34,673.6
Average AUM for the year ended December 31, 2017	$18,094.6	$10,272.4	$28,367.0
The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2017, 2016, and 2015:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2014	$25,279.0	$21,284.1	$1,238.5	$47,801.6	53%	44%	3%	100%
Gross client inflows (1)	4,327.3	2,047.1	279.7	6,654.1
Gross client outflows (1)	(6,285.7)	(11,005.5)	(360.4)	(17,651.6)
Market appreciation/(depreciation) & other (2)	(878.2)	(497.3)	13.6	(1,361.9)
As of December 31, 2015	$22,442.4	$11,828.4	$1,171.4	$35,442.2	64%	33%	3%	100%
Gross client inflows (1)	3,240.0	1,286.9	363.7	4,890.6
Gross client outflows (1)	(6,623.6)	(5,891.8)	(429.0)	(12,944.4)
Acquired assets/(disposed) assets	—	2,719.8	174.5	2,894.3
Market appreciation/(depreciation) & other (2)	850.6	520.6	29.1	1,400.3
As of December 31, 2016	$19,909.4	$10,463.9	$1,309.7	$31,683.0	63%	33%	4%	100%
Gross client inflows (1)	2,353.0	1,190.5	420.2	3,963.7
Gross client outflows (1)	(8,969.0)	(5,632.1)	(465.2)	(15,066.3)
Acquired assets/(disposed) assets	—	(121.8)	—	(121.8)
Market appreciation/(depreciation) & other (2)	2,373.2	2,220.1	61.3	4,654.6
As of December 31, 2017	$15,666.6	$8,120.6	$1,326.0	$25,113.2	63%	32%	5%	100%

________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Average AUM:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Average AUM for the year ended December 31, 2015	$24,490.1	$16,815.8	$1,194.6	$42,500.5
Average AUM for the year ended December 31, 2016	$21,485.5	$11,884.5	$1,303.6	$34,673.6
Average AUM for the year ended December 31, 2017	$17,449.6	$9,601.1	$1,316.3	$28,367.0
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
The Company serves as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company, and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $8.3 billion, or 33%, of our AUM as of December 31, 2017. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $16.9 billion, or 67%, of our AUM as of December 31, 2017, including assets managed as a sub-advisor to pooled investment vehicles. For the years ended December 31, 2017 and 2016, 97% of our revenue was earned from clients located in the United States while for 2015 95% of revenue was from United States clients.
In response to industry trends and increasing fee pressure from passive strategies offered by our competitors as well as the anticipated impact of regulatory changes, management is in the midst of an effort to restructure fees across our fund product set. We anticipate that the majority of the financial impacts, including reduced management fees and distribution and servicing charges, will begin during 2018 and the impact on our overall revenue margins will vary depending on the business mix at the time of the fee change. Given the overall pressure on fees that all active managers are facing, we believe these changes will enhance our ability to attract additional assets in the future.
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

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals and equity-based compensation issued under our equity compensation plan. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets, variations in the level of our AUM and revenues, changes in our stock price reflected in our share-based compensation and/or the number of awards issued. In addition, incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over historical time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary based on absolute and relative investment performance.

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various intermediaries for distribution, shareholder servicing, administrative servicing and custodial services. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries. We are working to restructure fees across our mutual fund product set in 2018 resulting in reduced investment management revenue and distribution and servicing expenses. The impact on margins will vary depending on the business mix at the time of the fee restructuring.

•
Other operating costs. Other operating costs include accounting, legal and other professional service fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business. In addition, included within other operating costs are any goodwill and/or intangible asset impairment charges, changes in the fair value of contingent consideration obligations related to our acquisition of Rainier, and gain on the sale of Rainier's domestic equity mutual funds.

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

Provision for Income Taxes
The Company is comprised of entities that have elected to be treated as either a limited liability company ("LLC") or a “C-Corporation.” As such, the entities functioning as LLC’s are not liable for or able to benefit from U.S. federal or most state and local income taxes on their earnings, and their earnings (losses) will be included in the personal income tax returns of each entity’s unit holders. The entities functioning as C-Corporations are liable for or able to benefit from U.S. federal and state and local income taxes on their earnings and losses, respectively.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Job Act ("U.S. tax reform"). The legislation made significant changes to existing tax law, with numerous provisions impacting businesses. U.S. tax reform reduces the federal corporate income tax rate, among other things, from 35% to 21% beginning on January 1, 2018, requiring us to re-measure existing deferred tax assets and liabilities to a lower federal tax rate with a corresponding reduction in our liability under the TRA. The other changes related to U.S. tax reform do not have a material impact on the consolidated financial statements.
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 17.8% in Manning & Napier Group as of December 31, 2017, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
The consolidated financial statements are prepared in accordance with GAAP and the related rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Accordingly, actual results could differ from these estimates or assumptions and may have a material effect on the consolidated financial statements.
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
Revenue Recognition
The majority of our revenues are based on fees charged to manage client portfolios. Investment management fees are generally computed as a percentage of AUM and recognized as earned. Fees for providing investment advisory services are computed and billed in accordance with the provisions of the applicable investment management agreements. For our separately managed accounts, clients either pay investment management fees in advance, typically for a semi-annual or quarterly period, or in arrears, typically for a monthly or quarterly period. When investment management fees are paid in advance, we defer the revenue and recognize it over the applicable period. When investment management fees are paid in arrears, we estimate revenues based on AUM market values as of the most recent month end date, and adjust to actual when billed. For mutual funds and collective investment trust vehicles, our fees are calculated and earned daily based on AUM. Investment management fees are presented net of cash rebates and fees waived pursuant to contractual expense limitations of the funds.
We are contractually obligated to make payments to certain advisory clients with the intent of providing those clients a discounted fee. In accordance with Accounting Standard Codification ("ASC") 605-50, Revenue Recognition - Customer Payments and Incentives, these payments are presented as a reduction to revenue. Incentives reported as a reduction to revenue for the years ended December 31, 2017, 2016 and 2015 were approximately $3.4 million, $12.1 million and $9.8 million, respectively.
We have agreements with third parties who provide distribution, shareholder services, and administrative services for our mutual funds, collective investment trusts and certain separately managed accounts. Third party agreements are evaluated against Financial Accounting Standards Board ("FASB") ASC 605-45 Revenue Recognition - Principal Agent Considerations to determine whether revenue should be reported gross or net of payments to third-party service providers. In management's judgment there are various indicators that support gross revenue reporting, the most notable being we act as primary obligor and therefore principal service provider. Based on this evaluation, investment management service revenue is recorded gross of distribution and administrative fees paid to third parties.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. We will adopt the new standard on its effective date of January 1, 2018. See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies - Recent Accounting Pronouncements," included in Item 8 of Part II of this Form 10-K for further information related to the impact of the new revenue standard in 2018.
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
The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2017 AUM	$14,293	$10,820	$—	$25,113
December 31, 2016 AUM	$20,108	$11,575	$—	$31,683
Substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, and we believe market risk is the most significant risk underlying valuation of our AUM, as discussed in this Form 10-K under “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”
All other revenue earned by us is recognized on a GAAP accounting basis as earned per the terms of the specific contract.
Consolidation
We assess each legal entity in which we hold a variable interest to determine whether consolidation is appropriate at the onset of the relationship and upon certain reconsideration events. We determine whether we have a controlling financial interest in the entity by evaluating whether the entity is a voting interest entity ("VOE") or a variable interest entity ("VIE") under GAAP. Assessing whether an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”). When utilizing the voting interest entity ("VOE") model, controlling financial interest is generally defined as majority ownership of voting interests.
We serve as the investment adviser for the Fund, Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT, and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. We hold, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors) and consolidate each of these entities where it has a controlling financial interest or a majority voting interest.
We make initial seed investments in sponsored investment portfolios to develop new products and services for our clients. The original seed investment may be held in a separately managed account, comprised solely of our investments, or within a mutual fund, where our investment may represent all or only a portion of the total equity invested in the mutual fund. We evaluate our seed investments on a regular basis and consolidate such mutual funds for which we hold a controlling financial interest. When we no longer hold a financial controlling interest, we deconsolidate the fund and classify the remaining investment as either an equity method investment or as trading securities, as applicable.

As of December 31, 2017, Manning & Napier holds an economic interest of approximately 17.8% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, we consolidate the financial results of Manning & Napier Group and record a noncontrolling interest on our consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC.
Equity-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We recognize this cost over the period during which an employee is required to provide service in exchange for the award, and account for forfeitures as they occur.
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
Investments classified as equity method investments represent seed investments in which we own between 20-50% of the outstanding voting interests in the affiliated fund or when it is determined that we are able to exercise significant influence but not control over the investments. If the seed investment results in significant influence, but not control, the investment will be accounted for as an equity method investment. When using the equity method, we recognize our share of the investee's net income or loss for the period which is recorded in net gains (losses) on investments in the consolidated statements of operations.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. We periodically review each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a specific identification basis and are recorded in net gains (losses) on investments in the consolidated statements of operations.
Goodwill
Goodwill represents the excess of the cost of our investment in net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with past acquisitions to our single reporting unit. Goodwill is tested for impairment by comparing the fair value of the reporting unit associated with the goodwill to the reporting unit's recorded value. If the fair value of the reporting unit is less than its recorded value an impairment loss will be recorded.
The annual test of goodwill indicated that there were no facts or circumstances occurring in 2017 suggesting possible impairment. The impairment tests included certain underlying key assumptions regarding future overall market trends and our operating performance. If actual future market results and our operating performance vary unfavorably to those included in our financial forecast, we may be subject to impairment charges related to its goodwill.
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
During the year ended December 31, 2016, we recorded an impairment loss of approximately $6.6 million as further discussed in Note 8 to the Consolidated Financial Statments, "Goodwill and Intangible Assets," included in Item 8 of Part II of this Form 10-K. No impairment charges were recognized during the years ended December 31, 2017 or 2015.
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2017, we have not recorded a valuation allowance on deferred tax assets. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized.
Payments Pursuant to the Tax Receivable Agreement
As a result of Manning & Napier's purchase of Class A units of Manning & Napier Group or exchange for Class A common stock of Manning & Napier for Class A units of Manning & Napier Group and Manning & Napier Group's election under Section 754 of the Internal Revenue Code, we expect to benefit from depreciation and amortization deductions from an increase in tax basis of tangible and intangible assets of Manning & Napier Group. Those deductions allocated to us will be taken into account in reporting our taxable income.
In connection with our initial public offering ("IPO"), the TRA was entered into between Manning & Napier and the holders of Manning & Napier Group, pursuant to which Manning & Napier is required to pay to such holders 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that Manning & Napier actually realizes, or is deemed to realize in certain circumstances, as a result of (i) certain tax attributes of their units sold to Manning & Napier or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the TRA and (ii) tax benefits related to imputed interest.
At December 31, 2017, we have recorded a total liability of $21.8 million, representing the payments due to the selling unit holders under the TRA. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies - Recent accounting pronouncements," included in Item 8 of Part II of this Form 10-K.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Period-to-Period
	2017	2016	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$18,801.9	$20,735.4	$(1,933.5)	(9)%
Gross client inflows (1)	1,884.7	1,760.1	124.6	7%
Gross client outflows (1)	(6,675.3)	(5,729.0)	(946.3)	(17)%
Acquired/(disposed) assets	—	1,234.2	(1,234.2)	*
Market appreciation/(depreciation) & other (2)	2,845.3	801.2	2,044.1	255%
Ending assets under management	$16,856.6	$18,801.9	$(1,945.3)	(10)%
Mutual funds and collective investment trusts
Beginning assets under management	$12,881.1	$14,706.8	$(1,825.7)	(12)%
Gross client inflows (1)	2,079.0	3,130.5	(1,051.5)	(34)%
Gross client outflows (1)	(8,391.0)	(7,215.4)	(1,175.6)	(16)%
Acquired/(disposed) assets	(121.8)	1,660.1	(1,781.9)	*
Market appreciation/(depreciation) & other (2)	1,809.3	599.1	1,210.2	202%
Ending assets under management	$8,256.6	$12,881.1	$(4,624.5)	(36)%
Total assets under management
Beginning assets under management	$31,683.0	$35,442.2	$(3,759.2)	(11)%
Gross client inflows (1)	3,963.7	4,890.6	(926.9)	(19)%
Gross client outflows (1)	(15,066.3)	(12,944.4)	(2,121.9)	(16)%
Acquired/(disposed) assets	(121.8)	2,894.3	(3,016.1)	*
Market appreciation/(depreciation) & other (2)	4,654.6	1,400.3	3,254.3	232%
Ending assets under management	$25,113.2	$31,683.0	$(6,569.8)	(21)%
________________________

(*)	Percentage change not meaningful

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The total AUM decrease of $6.6 billion, or 21%, to $25.1 billion at December 31, 2017 from $31.7 billion at December 31, 2016 was attributable to net client outflows of $11.1 billion and disposed assets of $0.1 billion, partially offset by $4.7 billion of market appreciation and other changes. Net client outflows consisted of approximately $4.8 billion of net outflows from separate accounts and $6.3 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from December 31, 2016 to December 31, 2017 consisted of a $2.3 billion, or 22.4% decrease in our equity portfolio, and a $4.2 billion, or 21.3% decrease in our blended asset portfolio.
While many of our key strategies achieved favorable relative performance in 2017, we attribute our 2017 net cash outflows to challenging three and five year annualized returns where our key investment strategies have trailed their related benchmarks. In addition, we face increased competition from lower fee passive investment products. Our ability to improve cash flows going forward will depend on our ability to sustain the improved investment performance we achieved over the past year and execute on our strategic initiatives focused on gathering and retaining client assets.
The composition of our AUM was 67% in separate accounts and 33% in mutual funds and collective investment trusts as of December 31, 2017, a shift from 59% in separate accounts and 41% in mutual funds and collective investment trusts at December 31, 2016. The composition of our AUM across portfolios at December 31, 2017 was 63% in blended assets, 32% in equity, and 5% in fixed income, compared to 63% in blended assets, 33% in equity, and 4% in fixed income at December 31, 2016.
With regard to our separate accounts, gross client inflows of $1.9 billion were offset by approximately $6.7 billion of gross client outflows during the year ended December 31, 2017. The $1.9 billion of gross client inflows included $0.8 billion into our blended asset portfolios, $0.7 billion into our equity portfolios and $0.4 billion into fixed income. During the year ended December 31, 2017, 65% of our separate account gross client inflows were derived from our Direct Channel with 41% representing contributions from existing Direct Channel relationships. Across all channels, gross client outflows were split with 42% withdrawals from existing accounts and 58% representing client cancellations. Our blended asset and equity portfolios experienced net client outflows of approximately $1.9 billion and $2.9 billion, respectively. Our separate account clients redeemed assets at a rate of 36% during the year ended December 31, 2017, compared to a 28% for the year ended December 31, 2016. The annualized separate account retention rate was 80% for the year ended December 31, 2017 down slightly from 85% for the year ended December 31, 2016.
Net client outflows of $6.3 billion from our mutual fund and collective investment trusts included gross client inflows of $2.1 billion offset by gross client outflows of $8.4 billion during the year ended December 31, 2017. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $1.5 billion, or 73%, of mutual fund and collective trust fund gross client inflows during the year ended December 31, 2017. Gross client outflows were predominantly direct and intermediary channel cancellations and withdrawals from defined contribution and institutional relationships. With regard to gross client outflows, $6.2 billion, or 75%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products. A single retirement plan relationship redeemed approximately $2.5 billion from our blended asset portfolio during the second quarter of 2017. The remaining net cash flow was concentrated in our Non U.S. Equity products including our World Opportunities Series, Overseas Series and Non U.S. Labor collective investment trust.

The following table sets forth our results of operations and other data for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017		Period-to-Period
	2017	2016	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue, net	$201,527	$248,937	$(47,410)	(19)%
Expenses
Compensation and related costs	91,730	88,622	3,108	4%
Distribution, servicing and custody expenses	27,750	34,468	(6,718)	(19)%
Other operating costs	30,279	36,639	(6,360)	(17)%
Total operating expenses	149,759	159,729	(9,970)	(6)%
Operating income	51,768	89,208	(37,440)	(42)%
Non-operating income (loss)
Non-operating income (loss), net	16,109	1,574	14,535	*
Income before provision for income taxes	67,877	90,782	(22,905)	(25)%
Provision for income taxes	19,352	8,374	10,978	*
Net income attributable to controlling and noncontrolling interests	48,525	82,408	(33,883)	(41)%
Less: net income attributable to noncontrolling interests	44,938	73,134	(28,196)	(39)%
Net income attributable to Manning & Napier, Inc.	$3,587	$9,274	$(5,687)	(61)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.25	$0.63
Diluted	$0.25	$0.62
Weighted average shares of Class A common stock outstanding
Basic	14,164,037	13,948,433
Diluted	14,237,025	14,161,782
Cash dividends declared per share of Class A common stock	$0.32	$0.64

Other financial and operating data
Economic net income (1)	$31,447	$55,377	$(23,930)	(43)%
Economic net income per adjusted share (1)	$0.40	$0.68
Weighted average adjusted Class A common stock outstanding (1)	79,567,507	81,981,998
________________________

(*)	Percentage change not meaningful

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our investment management services revenue decreased by $47.4 million, or 19%, to $201.5 million for the year ended December 31, 2017 from $248.9 million for the year ended December 31, 2016. This decrease was driven primarily by a $6.3 billion or 18%, decrease in our average AUM to $28.4 billion for the year ended December 31, 2017 from $34.7 billion for the year ended December 31, 2016. Average AUM decreased as a result of net client outflows of $11.1 billion and disposed assets of $0.1 billion, partially offset by $4.7 billion of market appreciation and other changes. Our blended asset and equity portfolios experienced AUM decreases of 21% and 22%, respectively, during the year ended December 31, 2017. While many of our key strategies achieved favorable relative performance in 2017, the outflows were largely attributable to challenging portfolio performance relative to benchmarks in prior years and increased competition as a result of an industry trend toward lower fee passive investment products.
Our average separately managed account fee was 0.62% and 0.63% for the years ended December 31, 2017 and 2016, respectively. Separately managed account standard fees ranged from 15 basis points to 125 basis points depending investment objective and account size. As of December 31, 2017, the concentration of investments in our separately managed account assets was 62% blended assets, 31% equity and 7% fixed income, compared to 59% blended assets, 34% equity and 7% fixed income as of December 31, 2016.
Our average fee on mutual fund and collective investment trust products increased to 0.82% for the year ended December 31, 2017 from 0.77% for the year ended December 31, 2016. This increase was primarily due to a single retirement plan relationship which redeemed approximately $2.5 billion during the second quarter of 2017 where the fees were lower than those associated with the remaining population of mutual fund and collective AUM. Management fees earned on our mutual funds and collective investment trusts ranged from 14 basis points to 100 basis points, depending on investment strategy. As of December 31, 2017, the concentration of investments in our mutual fund and collective investment trusts was 63% blended assets, 36% equity and 1% fixed income, compared to 70% blended assets, 29% equity and 1% fixed income as of December 31, 2016.
Operating Expenses
Our operating expenses decreased by $10.0 million, or 6%, to $149.8 million for the year ended December 31, 2017 from $159.7 million for the year ended December 31, 2016.
Compensation and related costs increased by $3.1 million, or 4%, to $91.7 million for the year ended December 31, 2017 from $88.6 million for the year ended December 31, 2016. The increase of $3.1 million was primarily due to general increases in compensation and benefits for our employees, as well as an increase in employee severance costs. In addition, included within compensation and related costs for the years ended December 31, 2017 and 2016 is $2.3 million and $2.9 million, respectively, of equity-based compensation under our long-term incentive plan. This decrease was driven by the vesting of previously issued equity awards and the forfeiture of awards during the year ended December 31, 2017. When considered as a percentage of revenue, compensation and related costs for the year ended December 31, 2017 were 46%, compared to 36% in 2016.
Distribution, servicing and custody expenses decreased by $6.7 million, or 19%, to $27.8 million for the year ended December 31, 2017 from $34.5 million for the year ended December 31, 2016. The decrease was generally driven by a 29% decrease in mutual funds and collective investment trusts average AUM for the year ended December 31, 2017 compared to December 31, 2016. The percentage decrease in AUM exceeds the percentage decrease in expense since 2017 redemptions have been concentrated in those relationships where we do not have material distribution and servicing obligations. Specifically, we had a single retirement plan relationship which redeemed approximately $2.5 billion during the second quarter of 2017 where there was no associated distribution obligation. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.27% for the year ended December 31, 2017, compared to 0.24% for the year ended December 31, 2016.
Other operating costs decreased by $6.4 million, or 17%, to $30.3 million for the year ended December 31, 2017 from $36.6 million for the year ended December 31, 2016. As a percentage of revenue, other operating costs for the year ended December 31, 2017 was 15%, consistent with the year ended December 31, 2016. Included in other operating costs for the year ended December 31, 2017 includes a $1.0 million operating gain related to our sale of certain Rainier U.S. mutual funds. Included in other operating costs for 2016 was a non-cash intangible asset impairment charge of $6.6 million, partially offset by a reduction in our contingent consideration liability of $3.5 million, both related to our acquisition of Rainier. Excluding the impacts of these items, other operating costs decreased by $2.2 million, driven by a general reduction in costs associated with managing the day-to-day operations given the reduction in our AUM.
Non-Operating Income (Loss)

Non-operating income for the year ended December 31, 2017 was $16.1 million, an increase of $14.5 million, from non-operating income of $1.6 million for the year ended December 31, 2016. The following table reflects the components of non-operating income (loss) for the years ended December 31, 2017 and 2016:

	Year Ended December 31,		Period-to-Period
	2017	2016	$	%
	(in thousands)
Non-operating income (loss)
Interest expense (1)	$(36)	$(806)	$770	(96)%
Interest and dividend income	845	617	228	37%
Change in liability under tax receivable agreement (2)	12,859	1,536	11,323	*
Net gains (losses) on investments (3)	2,441	227	2,214	*
Total non-operating income (loss)	$16,109	$1,574	$14,535	*
__________________________

(*)	Percentage change not meaningful

(1)
Interest expense during the year ended December 31, 2016 included unused commitment fees and amortization of debt issuance costs related to the credit facility we entered into in 2015. The decrease in interest expense during the year ended December 31, 2017 was attributed to the termination of our credit facility in early 2017.

(2)
Non-operating income during the year ended December 31, 2017 was primarily due to the enactment of U.S. tax reform in 2017. The U.S. tax reform reduced the corporate federal tax rate from 35% to 21%, and thus reduced our expected tax benefits under the TRA and the corresponding payment of such benefits under the TRA.

(3)
Amounts represent net income on investments we held to provide initial cash seeding for product development purposes. The amount varies depending on the performance of our investments and the overall amount of our investments in seeded products.

Provision for Income Taxes
The tax provision increased by $11.0 million, to $19.4 million for the year ended December 31, 2017 from $8.4 million for the year ended December 31, 2016. The increase was primarily driven by the enactment of U.S. tax reform during 2017. The tax law change decreases the corporate federal tax rate from 35% to 21%. As a result, 2017 reflects an estimated tax provision of $16.5 million due to revaluing our net deferred tax assets. This increase was partially offset by a decrease in the taxable earnings as compared to the prior year.

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

Our AUM decreased by $3.8 billion, or 11%, to $31.7 billion at December 31, 2016 from $35.4 billion at December 31, 2015 as a result of net client outflows of $8.1 billion, partially offset by $1.4 billion of market appreciation and $2.9 billion of acquired assets. We believe the decrease is driven by recent performance headwinds and a trend towards passive investing especially amongst institutional investors. We experienced a decline in the volume of gross client outflows and gross client inflows during the year ended December 31, 2016 compared to 2015. Gross client outflows decreased 27% from $17.7 billion for the year ended December 31, 2015 to $12.9 billion for the year ended December 31, 2016, while gross client inflows also decreased by 27%. We believe the decline in gross client outflows is the result of improved short term performance over the first three quarters of 2016 and servicing efforts to stabilize client relationships. Our performance advantage was eroded in the fourth quarter with strong post U.S. election rallies in Financials, Energy and other areas under-represented in our portfolios. Our ability to improve cash flows going forward will depend in part on our ability to sustain improved performance and thus improve our one, three and five year track record across our key strategies. In addition, we received a cancellation notice from a retirement plan relationship that represents approximately 7% of our AUM as of December 31, 2016. Cash outflows from this relationship occurred during the second quarter of 2017.
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

The following table sets forth our results of operations and other data for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Period-to-Period
	2016	2015	$	%
	(in thousands, except share data)
Revenues
Investment management services revenue, net	$248,937	$318,043	$(69,106)	(22)%
Expenses
Compensation and related costs	88,622	103,992	(15,370)	(15)%
Distribution, servicing and custody expenses	34,468	49,238	(14,770)	(30)%
Other operating costs	36,639	36,261	378	1%
Total operating expenses	159,729	189,491	(29,762)	(16)%
Operating income	89,208	128,552	(39,344)	(31)%
Non-operating income (loss)
Non-operating income (loss), net	1,574	(6,961)	8,535	*
Income before provision for income taxes	90,782	121,591	(30,809)	(25)%
Provision for income taxes	8,374	4,639	3,735	81%
Net income attributable to controlling and noncontrolling interests	82,408	116,952	(34,544)	(30)%
Less: net income attributable to noncontrolling interests	73,134	103,738	(30,604)	(30)%
Net income attributable to Manning & Napier, Inc.	$9,274	$13,214	$(3,940)	(30)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.63	$0.91
Diluted	$0.62	$0.90
Weighted average shares of Class A common stock outstanding
Basic	13,948,433	13,736,042
Diluted	14,161,782	13,964,846
Cash dividends declared per share of Class A common stock	$0.64	$0.64

Other financial and operating data
Economic income (1)	$90,782	$121,591	$(30,809)	(25)%
Economic net income (1)	$55,377	$78,333	$(22,956)	(29)%
Economic net income per adjusted share (1)	$0.68	$0.92
Weighted average adjusted Class A common stock outstanding (1)	81,981,998	84,763,495
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

(*)	Percentage change not meaningful
Revenues
Our investment management services revenue decreased by $69.1 million, or 22%, to $248.9 million for the year ended December 31, 2016 from $318.0 million for the year ended December 31, 2015. This decrease was driven primarily by a $7.8 billion or 18%, decrease in our average AUM to $34.7 billion for the year ended December 31, 2016 from $42.5 billion for the year ended December 31, 2015. Average AUM decreased as a result of net client outflows of $8.1 billion partially offset by $1.4 billion of market appreciation and other changes and $2.9 billion of acquired assets. Our blended asset and equity portfolios experienced AUM decreases of 11% and 12%, respectively, during the year ended December 31, 2016. The outflows were largely attributable to challenging portfolio performance relative to benchmarks.
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
Compensation and related costs decreased by $15.4 million, or 15%, to $88.6 million for the year ended December 31, 2016 from $104.0 million for the year ended December 31, 2015. The decrease of $15.4 million was primarily due to lower incentive compensation costs, including compensation costs for our investment team and sales professionals, resulting from investment performance and net client outflows during the respective periods. In addition, included within compensation and related costs for the years ended December 31, 2016 and 2015 was $2.9 million and $5.5 million, respectively, of equity-based compensation under our long-term incentive plan. This decrease was driven by the vesting of previously issued equity awards and the forfeiture of awards during the year ended December 31, 2016. When considered as a percentage of revenue, compensation and related costs for the year ended December 31, 2016 were 36%, compared to 33% in 2015.
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
Other operating costs increased by $0.4 million, or 1%, to $36.6 million for the year ended December 31, 2016 from $36.3 million for the year ended December 31, 2015. As a percentage of revenue, other operating costs for the year ended December 31, 2016 was 15%, compared with 11% for the year ended December 31, 2015. Other operating costs for 2016 include a non-cash intangible asset impairment charge of $6.6 million, partially offset by a reduction in our contingent consideration liability of $3.5 million, both related to our acquisition of Rainier. The remaining change in other operating costs was driven by a general reduction in costs associated with managing the day-to-day operations given the reduction in our AUM. Excluding the impacts from the non-cash intangible asset impairment charge and reduction in our contingent liability, our other operating costs as a percentage of revenue was 13% for 2016, compared with 11% for 2015.
Non-Operating Income (Loss)
Non-operating income for the year ended December 31, 2016 was $1.6 million, an increase of $8.5 million, from non-operating loss of $7.0 million for the year ended December 31, 2015. The following table reflects the components of non-operating income (loss) for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Period-to-Period
	2016	2015	$	%
	(in thousands)
Non-operating income (loss)
Interest expense (1)	$(806)	$(323)	$(483)	*
Interest and dividend income	617	595	22	4%
Change in liability under tax receivable agreement (2)	1,536	(2,810)	4,346	*
Net gains (losses) on investments (3)	227	(4,423)	4,650	*
Total non-operating income (loss)	$1,574	$(6,961)	$8,535	*
__________________________

(*)	Percentage change not meaningful

(1)
Interest expense during the years ended December 31, 2016 and 2015 included unused commitment fees and amortization of debt issuance costs related to the credit facility we entered into in 2015. The increase in interest expense during the year ended December 31, 2016 was attributed to timing of when we entered into the facility in 2015.

(2)
We reduced our effective rate during the year ended December 31, 2016, which reduced the deferred tax asset related to the TRA and the corresponding payment of such benefits under the agreement. During the year ended December 31, 2015, we reduced our liability for income taxes associated with unrecognized tax benefits, which resulted in an increase in our deferred tax asset related to the TRA and the corresponding payment of such benefits under the agreement.

(3)
Amounts represent net income on investments we held to provide initial cash seeding for product development purposes. The amount varies depending on the performance of our investments and the overall amount of our investments in seeded products.

Provision for Income Taxes
The Company’s tax provision increased by $3.7 million, or 81%, to $8.4 million for the year ended December 31, 2016 from $4.6 million for the year ended December 31, 2015. The increase was primarily driven by a benefit of $3.2 million during the year ended December 31, 2015 resulting from the release of uncertain tax positions that increased our expectation of future tax benefits under the tax receivable agreement and from a reduction in the effective tax rate during the year ended December 31, 2016, which led to a decrease in our expected future tax benefits. This increase was partially offset by a decrease in the taxable earnings as compared to the prior year.
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
Economic income for the twelve months ended December 31, 2014 and 2013 excluded from income before provision for income taxes the reorganization-related share-based compensation, which resulted in non-cash compensation expense reported over the vesting period. Upon the consummation of our IPO, the vesting terms related to the ownership by our employees, other than William Manning, were modified such that 85% of their pre-IPO ownership interests were subject to service and performance-based vesting through 2014. Such new vesting terms did not result in an increase to the number of outstanding shares of the Company’s Class A common stock or the adjusted share count. As a result of such vesting requirements, the Company recognized non-cash compensation charges through 2014. For periods beginning in 2015, economic income is equivalent to income before provision for income taxes.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group, LLC into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group, LLC allocated to the units of Manning & Napier Group, LLC is treated as if it were allocated to Manning & Napier and represents an estimate of income tax expense at an effective rate of 53.7% for 2017, 39.0% for 2016, 35.6% for 2015 and 38.25% for 2014 and 2013, reflecting assumed federal, state and local income taxes. The increase in the effective tax rate during the fourth quarter of 2017 reflects the income tax expense upon revaluing the Company's deferred tax assets due to the reduction of the corporate income tax rate from the enactment of U.S. tax reform in 2017. Our current analysis indicates an estimated effective rate of approximately 27% for 2018, though the actual adjusted effective rate may differ as a consequence of non-recurring or discrete items.
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
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP and therefore should not be used in isolation of, but in conjunction with, GAAP measures. Additionally, the Company’s non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.

 The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$3,587	$9,274	$13,214	$9,317	$2,656
Add back: Net income attributable to noncontrolling interests	44,938	73,134	103,738	114,418	74,285
Add back: Provision for income taxes	19,352	8,374	4,639	12,660	9,128
Income before provision for income taxes	67,877	90,782	121,591	136,395	86,069
Add back: reorganization-related share-based compensation	—	—	—	38,576	81,423
Economic income	67,877	90,782	121,591	174,971	167,492
Adjusted income taxes (Non-GAAP)	36,430	35,405	43,258	66,926	64,066
Economic net income (Non-GAAP)	$31,447	$55,377	$78,333	$108,045	$103,426

Weighted average shares of Class A common stock outstanding - Basic	14,164,037	13,948,433	13,736,042	13,678,494	13,617,823
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	64,387,304	66,459,691	69,280,947	74,162,792	75,993,040
Weighted average unvested restricted share-based awards	1,016,166	1,573,874	1,746,506	667,095	280,991
Weighted average adjusted shares (Non-GAAP)	79,567,507	81,981,998	84,763,495	88,508,381	89,891,854

Economic net income per adjusted share (Non-GAAP)	$0.40	$0.68	$0.92	$1.22	$1.15

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
The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents	$78,262	$100,819	$117,591
Accounts receivable	$15,337	$22,195	$24,280
Due from broker	$—	$—	$3,962
Due from broker - consolidated funds	$—	$—	$3,510
Investment securities	$70,404	$36,475	$21,460
Investment securities - consolidated funds	$—	$995	$1,107
Amounts payable under tax receivable agreement (1)	$21,827	$37,073	$41,939
Contingent consideration liability (2)	$—	$—	N/A

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

We have no material assets other than our ownership of Class A units of Manning & Napier Group and, accordingly, will depend on distributions from Manning & Napier Group to pay taxes and operating expenses, as well as any dividends we may pay. As managing member of Manning & Napier Group, we will determine the timing and amount of any distributions to be paid to its members. We intend to cause Manning & Napier Group to distribute cash to its members, including us, in an amount sufficient to cover taxes and operating expenses, including dividends, if any, declared by us. If we do cause Manning & Napier Group to make such distributions, M&N Group Holdings, MNCC and any other holders of units of Manning & Napier Group will be entitled to receive equivalent distributions on a pari passu basis.
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
On January 16, 2018, the Company sold certain Rainier U.S. mutual funds to a third party for approximately $2.1 million.
The Company is nearing the completion of the 2018 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.
We believe cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, including short-term investments and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2017, 2016 and 2015. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the tax receivable agreement and contingent consideration, deferred income tax expense, impairments and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes, purchases and redemptions of investments classified as available-for-sale, purchases of property and equipment and net cash paid for acquisitions. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by the noncontrolling interests of Manning & Napier Group.

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$56,421	$89,698	$128,718
Net cash (used in) provided by investing activities	(30,559)	(20,672)	2,073
Net cash used in financing activities	(48,419)	(85,798)	(138,192)
Net change in cash flows	$(22,557)	$(16,772)	$(7,401)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Operating Activities
Operating activities provided $56.4 million and $89.7 million of net cash for the years ended December 31, 2017 and 2016, respectively. This overall $33.3 million decrease in net cash provided by operating activities was due to a decrease in net income after adjustment for non-cash items of approximately $39.5 million driven by lower revenues resulting primarily from changes in our average AUM. This decrease in cash provided by operating activities for the year ended December 31, 2017 compared to 2016 was also due to a decrease of $10.0 million in operating assets and liabilities attributable to lower revenues, coupled with $3.8 million of cash from trading activity of consolidated funds due to the redemption of a seeded product during the year ended December 31, 2016.
Investing Activities
Investing activities used $30.6 million and $20.7 million of net cash for the years ended December 31, 2017 and 2016, respectively. The increase in cash used was primarily driven by changes in investing activities of $19.5 million due to our funding of, and the timing of, activity within our investment securities. During the year ended December 31, 2017, total net investment activity used $30.5 million of cash compared to $11.0 million during 2016. In 2017, we used approximately $42.5 million, net, to purchase short-term investments for cash management purposes, partially offset by approximately $12.0 million of net cash received from the redemption of investments for product seeding purposes. This increase in cash used during 2017 was partially offset by the sale of certain Rainier U.S. mutual funds for $1.0 million and a reduction in property and equipment purchases of $1.0 million as compared with 2016. During the year ended December 31, 2016, we utilized $9.3 million for the acquisition of Rainier, and in 2017, we received $0.3 million from amounts held in escrow for post closing adjustments.
Financing Activities
Financing activities used $48.4 million and $85.8 million of net cash for the years ended December 31, 2017 and 2016, respectively. This overall $37.4 million decrease in net cash used was primarily the result of a reduction in distributions to noncontrolling interests of $26.8 million due to lower income after adjustment for non-cash items in 2017 compared to 2016. This decrease in cash used in financing activities was also driven by a decrease of $6.3 million of cash used for the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO of $9.8 million in 2017, compared to $16.1 million in 2016. This decrease was due to a lower exchange price and a lower number of units exchanged in 2017. In addition, we used cash of $6.0 million for dividends paid on Class A common stock in 2017, compared to $9.5 million in 2016. These decreases were partially offset by a lower amount of cash used for the payment of shares withheld to satisfy tax withholding of $0.3 million in 2017, compared to $1.0 million used in 2016 due to the timing and amount of restricted share units vesting during the period.
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

Certain Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2017:

	Payment Due By Period
	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations (1)	$4,368	$7,662	$7,636	$2,211	$21,877
Capital lease obligations	127	136	—	—	263
Amounts payable under tax receivable agreement (2)	2,549	3,530	3,785	11,963	21,827
Total	$7,044	$11,328	$11,421	$14,174	$43,967

__________________________

(1)
The operating lease obligations above include the obligation for our primary office facilities of approximately $14.5 million, or $2.9 million annually, under a lease expiring December 31, 2022. Subsequent to December 31, 2017, we entered into an amended lease for these facilities, expiring on January 31, 2028 with a revised total contractual obligation of approximately $26.3 million, or $2.6 million annually.

(2)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of December 31, 2017, including the ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Critical Accounting Policies – Payments under the Tax Receivable Agreement” for more information.

Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2017.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our exposure to market risk is directly related to the role of our operating company as an investment adviser for the mutual funds, collective investment trust funds and separate accounts it manages. Substantially all of our revenues are derived from investment management agreements with these funds and account holders. Under these agreements, the investment management fees we receive are based on the value of our AUM and our fee rates. Accordingly, our revenues and net income may decline as a result of our AUM decreasing due to depreciation of our investment portfolios. In addition, such a decline could cause our clients to withdraw their funds in favor of investments offering higher returns or lower risk, which would cause our revenues to decline further.
The value of our AUM was $25.1 billion as of December 31, 2017. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $2.5 billion, which would cause an annualized increase or decrease in revenues of approximately $17.8 million at our current weighted average fee rate of 0.71%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed income securities, and investments in mutual funds, including the Fund for which MNA provides advisory services and short-term investments for cash management purposes. The value of these investment securities was approximately $70.4 million as of December 31, 2017 of which $5.0 million is classified as trading, $1.2 million is classified as equity method investments and $64.3 million is classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by $7.0 million. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $25.1 billion as of December 31, 2017. As of December 31, 2017, approximately 18% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 18% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would decrease or increase the fair value of our AUM by $0.4 billion, which would cause an annualized increase or decrease in revenues of approximately $3.1 million at our current weighted average fee rate of 0.71%.
Interest Rate Risk
At December 31, 2017, the Company was exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of December 31, 2017. Additionally, given the current level of income we earn from our cash and cash equivalent balances and corporate investments, interest rate changes would not have a material impact on us.
Item 8.         Financial Statements and Supplementary Data.
Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-29 and are incorporated by reference in this Item 8.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officers and our principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on the assessment using those criteria, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
Our independent registered public accounting firm, which has audited the financial statements included in this Annual Report, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017. This report appears on page F-2 of this Annual Report.
Item 9B.     Other Information.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be held on June 13, 2018, which will be filed within 120 days of the end of our fiscal year ended December 31, 2017 (our “Proxy Statement”) and is incorporated herein by reference.
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
Item 14.     Principal Accounting Fees and Services
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Statements of Financial Condition as of December 31, 2017 and 2016

(ii)	Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is included in our consolidated financial statements and in the notes thereto.

(b)	Exhibit Index:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Manning & Napier, Inc. is incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

3.2
Amended and Restated Bylaws of Manning & Napier, Inc. are incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

4.1
Form of specimen certificate representing Manning & Napier, Inc.’s Class A common stock is incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on November 7, 2011.

10.1
Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC. is incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.2
Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC. is incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.3
Exchange Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto is incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.4
Tax Receivable Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto is incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.5
Registration Rights Agreement, dated as of November 23, 2011, by and among Manning & Napier, Inc. and the other parties thereto is incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.6*
Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.7*	Form of Restricted Stock Award Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan

10.8*
Form of Stock Option Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.9
Amended and Restated Shareholders Agreement of MNA Advisors, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.10
Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C. is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.11*
Form of Indemnification Agreement is incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.12*
Employment Agreement, dated August 1, 1993, of Jeff Coons is incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.13*
Employment Agreement, dated June 28, 1993, of Charles Stamey is incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.14
First Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC is incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

10.15
First Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc. is incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

10.16
Second Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc. is incorporated herein by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013.

10.17
Amendment to Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.18
Amendment to Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C. is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.19
Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.20
Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc. is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.21
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated April 27, 2016 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2016.

10.22
Form of Redemption Agreement between Manning & Napier Capital Company, L.L.C. and Manning & Napier Group, LLC, dated April 27, 2016 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2016.

10.23
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated March 31, 2017 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2017.

10.24
Form of Redemption Agreement between Manning & Napier Capital Company, L.L.C. and Manning & Napier Group, LLC, dated March 31, 2017 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2017.

21.1	Subsidiaries of Manning & Napier, Inc.

23.1	Consent of PricewaterhouseCoopers, LLP
31.1 (a)	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 (b)	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1 (c)	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (a)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 (b)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 (c)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements.

 __________________________
* Management contract or compensatory plan or arrangement

Item 16.     Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 16, 2018

MANNING & NAPIER, INC.

By:	/s/ Jeffrey S. Coons
	Name:	Jeffrey S. Coons
	Title:	President and Co-Chief Executive Officer (principal executive officer)

By:	/s/ Charles H. Stamey
	Name:	Charles H. Stamey
	Title:	Executive Vice President and Co-Chief Executive Officer (principal executive officer)

By:	/s/ Richard Goldberg
	Name:	Richard Goldberg
	Title:	Director and Co-Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Jeffrey S. Coons	President and Co-Chief Executive Officer	March 16, 2018
Jeffrey S. Coons	(principal executive officer)

/s/ Charles H. Stamey	Executive Vice President and Co-Chief Executive Officer	March 16, 2018
Charles H. Stamey	(principal executive officer)

/s/ Richard Goldberg	Director and Co-Chief Executive Officer	March 16, 2018
Richard Goldberg	(principal executive officer)

/s/ Beth H. Galusha	Principal Financial Officer	March 16, 2018
Beth H. Galusha	(principal financial and accounting officer)

/s/ William Manning	Chairman of the Board of Directors	March 16, 2018
William Manning

/s/ Joel Domino	Director	March 16, 2018
Joel Domino

/s/ Edward George	Director	March 16, 2018
Edward George

/s/ Barbara Goodstein	Director	March 16, 2018
Barbara Goodstein

/s/ Kenneth Marvald	Director	March 16, 2018
Kenneth Marvald

/s/ Edward J. Pettinella	Director	March 16, 2018
Edward J. Pettinella

/s/ Geoffrey Rosenberger	Director	March 16, 2018
Geoffrey Rosenberger

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Manning & Napier, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Manning & Napier, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Rochester, New York
March 16, 2018

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$78,262	$100,819
Accounts receivable	9,831	15,434
Accounts receivable—affiliated mutual funds	5,506	6,761
Investment securities	70,404	36,475
Investment securities - consolidated funds	—	995
Prepaid expenses and other assets	4,870	4,883
Total current assets	168,873	165,367
Property and equipment, net	5,407	5,680
Net deferred tax assets, non-current	23,298	41,905
Goodwill	4,829	4,829
Other long-term assets	2,773	2,818
Total assets	$205,180	$220,599

Liabilities
Accounts payable	$1,612	$2,053
Accrued expenses and other liabilities	32,347	35,115
Deferred revenue	10,213	10,210
Total current liabilities	44,172	47,378
Other long-term liabilities	3,370	4,034
Amounts payable under tax receivable agreement, non-current	19,278	34,709
Total liabilities	66,820	86,121
Commitments and contingencies (Note 10)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 15,039,347 and 14,982,880 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	$150	$150
Class B common stock, $0.01 par value; 2,000 shares authorized, zero and 1,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	198,641	200,158
Retained deficit	(38,424)	(37,383)
Accumulated other comprehensive income	(86)	(13)
Total shareholders’ equity	160,281	162,912
Noncontrolling interests	(21,921)	(28,434)
Total shareholders’ equity and noncontrolling interests	138,360	134,478
Total liabilities, shareholders’ equity and noncontrolling interests	$205,180	$220,599
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Investment management services revenue, net	$201,527	$248,937	$318,043
Expenses
Compensation and related costs	91,730	88,622	103,992
Distribution, servicing and custody expenses	27,750	34,468	49,238
Other operating costs	30,279	36,639	36,261
Total operating expenses	149,759	159,729	189,491
Operating income	51,768	89,208	128,552
Non-operating income (loss)
Interest expense	(36)	(806)	(323)
Interest and dividend income	845	617	595
Change in liability under tax receivable agreement	12,859	1,536	(2,810)
Net gains (losses) on investments	2,441	227	(4,423)
Total non-operating income (loss)	16,109	1,574	(6,961)
Income before provision for income taxes	67,877	90,782	121,591
Provision for income taxes	19,352	8,374	4,639
Net income attributable to controlling and noncontrolling interests	48,525	82,408	116,952
Less: net income attributable to noncontrolling interests	44,938	73,134	103,738
Net income attributable to Manning & Napier, Inc.	$3,587	$9,274	$13,214

Net income per share available to Class A common stock
Basic	$0.25	$0.63	$0.91
Diluted	$0.25	$0.62	$0.90
Weighted average shares of Class A common stock outstanding
Basic	14,164,037	13,948,433	13,736,042
Diluted	14,237,025	14,161,782	13,964,846
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income attributable to controlling and noncontrolling interests	$48,525	$82,408	$116,952
Net unrealized holding loss on investment securities, net of tax	(73)	(9)	(5)
Reclassification adjustment for realized (gains) losses on investment securities included in net income	—	(1)	2
Comprehensive income	48,452	82,398	116,949
Less: Comprehensive income attributable to noncontrolling interest	44,865	73,124	103,735
Comprehensive income attributable to Manning & Napier, Inc.	$3,587	$9,274	$13,214

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock- Class A		Common Stock-Class B		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount		Retained Deficit			Total

Balance—January 1, 2015	13,713,540	$137	1,000	$—	$209,284	$(41,087)	$—	$(19,623)	$148,711
Net income	—	—	—	—	—	13,214	—	103,738	116,952
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(89,338)	(89,338)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(3)	—	(3)
Common stock issued under equity compensation plan	1,041,590	11	—	—	(11)	—	—	—	—
Equity-based compensation	—	—	—	—	881	—	—	4,573	5,454
Dividends declared on Class A common stock - $0.64 per share	—	—	—	—	—	(9,276)	—	—	(9,276)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(4,394)	—	—	(33,326)	(37,720)
Balance—December 31, 2015	14,755,130	$148	1,000	$—	$205,760	$(37,149)	$(3)	$(33,976)	$134,780
Net income	—	—	—	—	—	9,274	—	73,134	82,408
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58,981)	(58,981)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(10)	—	(10)
Common stock issued under equity compensation plan, net of forfeitures	227,750	2	—	—	(2)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units vested	—	—	—	—	(162)	—	—	(791)	(953)
Equity-based compensation	—	—	—	—	494	—	—	2,383	2,877
Dividends declared on Class A common stock - $0.64 per share	—	—	—	—	—	(9,508)	—	—	(9,508)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(5,932)	—	—	(10,203)	(16,135)
Balance—December 31, 2016	14,982,880	$150	1,000	$—	$200,158	$(37,383)	$(13)	$(28,434)	$134,478
Net income	—	—	—	—	—	3,587	—	44,938	48,525
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(32,173)	(32,173)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(73)	—	(73)
Common stock issued under equity compensation plan, net of forfeitures	56,467	—	—	—	—	—	—	—	—
Cancellation of Class B common stock	—	—	(1,000)	—	—	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units vested	—	—	—	—	(48)	—	—	(224)	(272)
Equity-based compensation	—	—	—	—	408	—	—	1,897	2,305
Dividends declared on Class A common stock - $0.32 per share	—	—	—	—	—	(4,628)	—	—	(4,628)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(1,877)	—	—	(7,925)	(9,802)
Balance—December 31, 2017	15,039,347	$150	—	$—	$198,641	$(38,424)	$(86)	$(21,921)	$138,360
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$48,525	$82,408	$116,952
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,305	2,877	5,454
Depreciation and amortization	1,763	2,481	2,472
Change in amounts payable under tax receivable agreement	(12,859)	(1,536)	2,810
Change in contingent consideration liability	—	(3,500)	—
Impairment losses	—	6,575	—
Gain on sale of intangible assets	(1,043)	—	—
Net (gains) losses on investment securities	(2,441)	(227)	4,423
Deferred income taxes	18,612	4,761	(666)
Amortization of debt issuance costs	—	519	104
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	5,283	3,816	7,897
Accounts receivable—affiliated mutual funds	1,255	1,732	7,106
Due from broker - consolidated funds	—	3,812	(5,000)
Investment securities - consolidated funds	—	—	(1,150)
Prepaid expenses and other assets	13	(475)	1,887
Accounts payable	(441)	(819)	(1,765)
Accrued expenses and other liabilities	(3,924)	(12,058)	(9,609)
Deferred revenue	3	(729)	(1,874)
Other long-term liabilities	(630)	61	(323)
Net cash provided by operating activities	56,421	89,698	128,718
Cash flows from investing activities:
Purchase of property and equipment	(1,352)	(311)	(854)
Sale of investments	17,314	10,267	12,552
Purchase of investments	(87,380)	(27,434)	(11,730)
Due from broker	—	4,022	—
Sale of intangible assets	1,043	—	—
Acquisitions, net of cash received	320	(9,321)	—
Proceeds from maturity of investments	39,496	2,105	2,105
Net cash (used in) provided by investing activities	(30,559)	(20,672)	2,073
Cash flows from financing activities:
Distributions to noncontrolling interests	(32,173)	(58,981)	(89,338)
Dividends paid on Class A common stock	(6,005)	(9,529)	(10,215)
Payment of shares withheld to satisfy withholding requirements	(272)	(953)	(64)
Payment of capital lease obligations	(167)	(200)	(233)
Purchase of Class A units of Manning & Napier Group, LLC	(9,802)	(16,135)	(37,720)
Payment of debt issuance costs	—	—	(622)
Net cash used in financing activities	(48,419)	(85,798)	(138,192)
Net decrease in cash and cash equivalents	(22,557)	(16,772)	(7,401)
Cash and cash equivalents:
Beginning of period	100,819	117,591	124,992
End of period	$78,262	$100,819	$117,591

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2017	2016	2015
Supplemental disclosures:
Cash paid during the period for interest	$36	$287	$323
Cash paid during the period for taxes, net of refunds	$1,058	$3,905	$4,758
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$238	$19	$121
Equipment acquired through capital lease obligation	$94	$142	$227
Accrued dividends	$1,203	$2,397	$2,361

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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of December 31, 2017.

 _____________________

(1)
The operating subsidiaries of Manning & Napier Group are Manning & Napier Advisors, LLC, Perspective Partners, LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC.

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
Principles of Consolidation
As of December 31, 2017, Manning & Napier holds an economic interest of approximately 17.8% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”), Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust. The Fund, CIT, Rainier Investment Management Mutual Funds and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a voting interest entity (“VOE”). The Company holds, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $2.6 million and $1.3 million at December 31, 2017 and 2016, respectively. As of December 31, 2016, the Company maintained a controlling financial interest in one mutual fund, Manning & Napier Fund, Inc. Quality Equity Series, and consolidated the mutual fund. As of December 31, 2017, the Company did not maintain a controlling financial interest, but did retain significant influence in the mutual fund, which was accounted for as an equity method investment.
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
The Company is contractually obligated to make payments to certain advisory clients with the intent of providing those clients a discounted fee. In accordance with Accounting Standard Codification ("ASC") 605-50, Revenue Recognition - Customer Payments and Incentives, these payments are presented as a reduction to revenue. Incentives reported as a reduction to revenue for the years ended December 31, 2017, 2016 and 2015 were approximately $3.4 million, $12.1 million and $9.8 million, respectively.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Advisory Agreements
The Company derives significant revenue from its role as advisor to affiliated mutual funds and collective investment trusts. Fees earned for advisory related services provided were approximately $81.6 million, $112.7 million and $156.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, which represents greater than 10% of revenue in each period.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At December 31, 2017 and 2016, trading securities consist solely of investments held by the Company for the purpose of providing initial cash seeding for product development purposes.
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
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a specific identification basis and are recorded in net gains (losses) on investments in the consolidated statements of operations.
Accounts Receivable
Accounts receivable includes investment management and custodial fees receivable from clients. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2017, 2016 or 2015. Accounts receivable are stated at cost, which approximates market value due to the short-term collection of balances. The fair value of accounts receivable have been classified as Level 1 in accordance with the fair value hierarchy.
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
Goodwill
Goodwill represents the excess cost over the fair value of the identifiable net assets of acquired companies. The Company attributes all goodwill to its single reporting unit. Goodwill is tested for impairment annually during the fourth quarter or more

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

frequently if events or circumstances indicate that the carrying value may not be recoverable. There were no facts or circumstances occurring during 2017 suggesting possible impairment.
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
There were no facts or circumstances occurring during the year ended December 31, 2017 suggesting possible impairment. During the year ended December 31, 2016, the Company recorded an impairment loss of approximately $6.6 million.
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
Equity-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes this cost over the period during which an employee is required to provide service in exchange for the award, and accounts for forfeitures as they occur. See Note 13 for additional information on equity-based compensation.
Income Taxes
The Company records a tax provision for the anticipated tax consequences of the reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled (see FN 14 for impacts to the Company related to the enactment of the Tax Cuts and Jobs Act ("U.S. tax reform") during the year ended December 31, 2017). The Company records a valuation allowance, if necessary, to reduce deferred tax assets to the amount that is believed more likely than not to be realized.
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
Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015.
Loss Contingencies
The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s consolidated financial statements. No loss accruals were recorded as of December 31, 2017, 2016 and 2015.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing accounting standards for revenue recognition and creates a single framework. The revenue standard contains principals that will be applied to determine the measurement of revenue and timing of recognition and also impacts the accounting for incremental costs to obtain a contract. The Company will adopt the new standard on its effective date of January 1, 2018 using the modified retrospective approach with the cumulative effect of initial application recognized at the date of initial application.
Upon the adoption of Topic 606 revenue will be further disaggregated. Generally, for each of the disaggregated revenue streams, the services performed represent a series of services that form part of a single performance obligation. The performance obligation is satisfied over time and therefore revenue is recognized over time. As a result of these conclusions, the Company has not identified changes in the timing of revenue recognition.
The Company has evaluated the presentation of certain revenue related costs on a gross versus net basis under Topic 606 and anticipates changes to the treatment of service provider costs upon the adoption of the new standard. These changes are expected to decrease revenue with a corresponding decrease to operating expenses. While these changes are not expected to have a material impact to consolidated operating income, they will impact the components of revenue and operating expenses.
With the adoption of Topic 606 incremental first year commissions directly associated with new separate account and CIT investment management contracts will be capitalized and amortized over an estimated customer contract period. The estimated separate account and CIT contract period is 7 and 3 years, respectively. These changes are not expected to have a material impact to the consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 will be effective on January 1, 2018 and will result in a cumulative-effect adjustment to the balance sheet upon adoption. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The ASU will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting standard.
Note 3—Acquisitions
Rainier Investment Management, LLC
On April 30, 2016, the Company acquired a majority ownership interest in Rainier Investment Management, LLC ("Rainier”), an active investment management firm. Rainier specializes in capitalization-based equity strategies and is headquartered in Seattle, Washington. Under the terms of the transaction, the Company acquired a 75% ownership interest in Rainier, with the remaining 25% ownership maintained by certain employees at Rainier. As of December 31, 2017, the Company owned 100% of Rainier as a result of the forfeiture of unvested ownership interests subsequent to the acquisition.
Consideration transferred included an upfront cash payment on the transaction closing date of $13.0 million, a portion of which was held in escrow. During the year ended December 31, 2017, the Company received approximately $0.3 million from amounts held in escrow for post closing adjustments. Additional cash payments of up to $32.5 million over a four year period through calendar year ended December 31, 2019, are contingent upon Rainier’s achievement of certain annual financial targets. The fair value of the liability for this contingent consideration recognized on the acquisition date was $3.5 million. As of December 31, 2017 and 2016, the fair value of this contingent liability was $0.
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
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 17.8% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial conditions with respect to the remaining approximately 82.2% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income before provision for income taxes	$67,877	$90,782	$121,591
Less: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	12,847	1,516	(2,826)
Income before provision for income taxes, as adjusted	55,030	89,266	124,417
Controlling interest percentage (2)	17.7%	17.2%	16.1%
Net income attributable to controlling interest	9,750	15,319	20,083
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	12,847	1,516	(2,826)
Income before income taxes attributable to Manning & Napier, Inc.	22,597	16,835	17,257
Less: provision for income taxes of Manning & Napier, Inc. (3)	19,010	7,561	4,043
Net income attributable to Manning & Napier, Inc.	$3,587	$9,274	$13,214
__________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $19.4 million, $8.4 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

A total of 63,931,065 units of Manning & Napier Group are held by the noncontrolling interests as of December 31, 2017. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
During the year ended December 31, 2017, M&N Group Holdings and MNCC exchanged a total of 1,853,506 Class A units of Manning & Napier Group for approximately $9.8 million in cash. Subsequent to the exchange, the Class A units were retired. In addition, during the year ended December 31, 2017, Class A common stock was issued under the 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group, net of forfeitures of unvested restricted stock awards.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a summary of the transactions that have impacted the Company's equity ownership interest in Manning & Napier Group during the years ended December 31, 2017, 2016 and 2015:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of January 1, 2015	12,507,235	73,574,338	86,081,573	14.5%
Class A Units issued	1,071,590	—	1,071,590	1.1%
Class A Units exchanged (1)	—	(5,677,854)	(5,677,854)	1.1%
As of December 31, 2015	13,578,825	67,896,484	81,475,309	16.7%
Class A Units issued	247,750	—	247,750	0.2%
Class A Units exchanged	—	(2,111,913)	(2,111,913)	0.5%
As of December 31, 2016	13,826,575	65,784,571	79,611,146	17.4%
Class A Units issued (2)	46,467	—	46,467	—%
Class A Units exchanged	—	(1,853,506)	(1,853,506)	0.4%
As of December 31, 2017	13,873,042	63,931,065	77,804,107	17.8%
_____________________

(1)	Total ownership activity shown includes multiple unit issuances or exchanges that occurred during the respective year which are combined above for presentation purposes.

(2)	The impact of the transaction of Manning & Napier's ownership was less than 0.1%.
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
During the years ended December 31, 2017, 2016 and 2015, the Company made approximately $32.2 million, $59.0 million and $89.3 million, respectively, in distributions to noncontrolling interests. None of these distributions were payments pursuant to the tax receivable agreement (Note 14).
Note 5—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2017 and December 31, 2016:

	December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$19,589	$—	$(29)	$19,560
U.S. Treasury notes	22,428	—	(42)	22,386
Short-term investments	22,323	—	—	22,323
				64,269
Trading securities
Equity securities				3,548
Mutual funds				1,409
				4,957
Equity method investments
Mutual funds				1,178
Total investment securities				$70,404

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2016
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$7,093	$13	$(6)	$7,100
Short-term investments	14,744	—	—	14,744
				21,844
Trading securities
Equity securities				7,176
Fixed income securities				7,167
Mutual funds				288
Mutual funds - consolidated funds				995
				15,626
Total investment securities				$37,470
Investment securities are classified as either trading, equity method investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. At December 31, 2017 and 2016, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $1.8 million and $0.8 million of net unrealized gains and $1.8 million of net unrealized losses related to investments classified as trading securities for the years ended December 31, 2017, 2016 and 2015, respectively.
Investments classified as equity method investments represent seed investments in which the Company owns between 20%-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of December 31, 2017 and 2016, approximately $0.6 million of the U.S. Treasury notes is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2017, 2016, or 2015.

The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2017, 2016, and 2015:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Gross realized investment gains	$1,670	$1,502	$473
Gross realized investment losses	(1,069)	(2,443)	(1,194)
Net realized gains (losses)	$601	$(941)	$(721)
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
The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:

•	Level 1—observable inputs such as quoted prices in active markets for identical securities;

•	Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

•	Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$3,548	$—	$—	$3,548
Fixed income securities	—	19,560	—	19,560
Mutual funds	2,587	—	—	2,587
U.S. Treasury notes	—	22,386	—	22,386
Short-term investments	22,323	—	—	22,323
Total assets at fair value	$28,458	$41,946	$—	$70,404

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2016
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$7,176	$—	$—	$7,176
Fixed income securities	1,071	6,096	—	7,167
Mutual funds	288	—	—	288
Mutual funds - consolidated funds	995	—	—	995
U.S. Treasury notes	—	7,100	—	7,100
Short-term investments	14,744	—	—	14,744
Total assets at fair value	$24,274	$13,196	$—	$37,470

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—
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
Contingent consideration was a component of the purchase price of Rainier. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization ("EBITA") as defined by the purchase agreement over the contingency period with changes in the fair value included in other operating costs in the consolidated statements of operations. Significant unobservable inputs include projected revenue growth, projected EBITDA margins and discount rates over the earn-out period, which are Level 3 measurements. As of December 31, 2017 and 2016, the fair value of the contingent liability was $0.
There were no changes to the fair value of the contingent liability during the year ended December 31, 2017. The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2016 are presented in the table below:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2015	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	December 31, 2016
	(in thousands)
Contingent consideration liability	$—	$(3,500)	n/a	$3,500	n/a	$—	$—
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between Levels during the year ended December 31, 2017 or 2016.
Note 7—Property and Equipment
Property and equipment as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Furniture and fixtures	$2,519	$2,864
Office equipment	4,841	5,436
Computer software	3,816	3,403
Leasehold improvements	5,607	5,607
	16,783	17,310
Less: Accumulated depreciation	(11,376)	(11,630)
Property and equipment, net	$5,407	$5,680
Depreciation expense is included in other operating costs and totaled approximately $1.7 million, $1.9 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company has evaluated its property and equipment for impairment under the current accounting standards and has concluded that no impairment loss has occurred as of December 31, 2017 and 2016.
Note 8—Goodwill and Intangible Assets
Goodwill
The changes in the carrying value of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$4,829	$871
Goodwill acquired	—	3,958
Balance, end of period	$4,829	$4,829
The Company completed its goodwill impairment testing in the fourth quarter of 2017 and determined that there was no impairment in the carrying value as of December 31, 2017. No impairment of the value of goodwill was recognized during the years ended December 31, 2017, 2016 or 2015.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Intangible assets
The following table reflects the components of intangible assets as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(in thousands)
Intangible assets subject to amortization:
Cost - Separately managed account client relationships	$897	$2,230
Accumulated amortization - Separately managed account client relationships	(897)	(897)
Impairment - Separately managed account client relationships	—	(1,333)
Cost - Trademark	340	340
Accumulated amortization - Trademark	(145)	(100)
Intangible assets subject to amortization, net	195	240

Indefinite-lived intangible assets:
Cost - Mutual fund and collective trust contracts	2,578	7,820
Impairment - Mutual fund and collective trust contracts	—	(5,242)
Mutual fund and collective trust contracts	2,578	2,578

Total intangible assets, net	$2,773	$2,818

There were no facts or circumstances occurring during the year ended December 31, 2017 suggesting possible impairment.
During the year ended December 31, 2016, the Company identified certain indicators that the carrying value of its intangible assets for client relationships, including those for separately managed accounts, mutual funds, and collective investment trusts, may not be recoverable and exceed their fair value. The impairment indicators identified included management turnover, a decrease in AUM and increased client cancellations, all resulting in declining revenues and net income. The fair value of the intangible assets was determined using expected cash flow estimates. Based on the results of the impairment review, the Company recognized an impairment loss of approximately $6.6 million related to its separately managed client relationships and mutual fund and collective trust contracts to write-down the carrying value of the intangible assets to their respective fair values. The impairment was included in other operating costs in the consolidated statements of operations for the year ended December 31, 2016.
Amortization expense was less than $0.1 million, $0.6 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, intangible assets subject to amortization are being amortized over a weighted-average remaining life of 2.2 years. The estimated amortization expense to be recognized over the next 5 years is as follows:

Year Ending December 31,	Estimated Amortization Expense
(in thousands)
2018	$45
2019	45
2020	45
2021	45
2022	15
Thereafter	—
Total	$195
During 2017, the Company entered into an agreement to sell certain Rainier U.S. mutual funds to a third party, with the selling price based on total assets under management on the respective transaction closing dates. The carrying value of the intangible assets for client relationships associated with these products was zero as a result of the impairment loss recognized in 2016. During the fourth quarter of 2017, the Company recognized a gain of approximately $1.0 million for the sale of certain of

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

these funds, as included in other operating costs in the consolidated statements of operations. The sale of the remaining fund is expected to close during the first quarter of 2018. As of December 31, 2017, the assets under management for this mutual fund was approximately $0.3 billion (Note 18).
Note 9—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Accrued bonuses and sales commissions	$19,153	$18,342
Accrued payroll and benefits	3,877	3,430
Accrued sub-transfer agent fees	2,445	4,785
Dividends payable on Class A common stock	1,203	2,397
Amounts payable under tax receivable agreement	2,549	2,364
Other accruals and liabilities	3,120	3,797
	$32,347	$35,115
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC, Financial Industry Regulatory Authority, Inc., National Futures Association and U.S. Commodity Futures Trading Commission. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of December 31, 2017 and 2016, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Lease Commitments
The Company has several operating leases for office space, and leases its primary office facilities in Fairport, New York under an operating lease. The Company also rents additional office space in various other locations throughout the United States. Total rental expense for all leases amounted to approximately $4.2 million for the year ended December 31, 2017 and $3.9 million and $3.5 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017, minimum rent payments relating to the office leases for years subsequent to 2017, are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2018	$4,368
2019	3,878
2020	3,784
2021	3,806
2022	3,830
Thereafter	2,211
$21,877
Certain of the Company's operating leases have been subleased for which the Company will receive amounts totaling approximately $0.7 million over the term of such leases.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017, the Company's contractual obligation for its primary office facilities was approximately $14.5 million, or $2.9 million annually, under an operating lease expiring on December 31, 2022. Subsequent to December 31, 2017, the Company entered into an amended lease agreement for these facilities, expiring on January 31, 2028 with a revised total contractual obligation of approximately $26.3 million, or $2.6 million annually.
At both December 31, 2017 and 2016, the Company had approximately $0.3 million of total capital lease obligations.
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
Class B Common Stock
Pursuant to the Company's Amended and Restated Certificate of Incorporation the Company's Class B common stock entitles the holder thereof to a majority of the vote on all matters submitted to a vote of stockholders. The Company's Class B common stock does not entitle the holder thereof to any right to receive dividends or to receive a distribution upon the dissolution, liquidation or sale of all or substantially all of the Company's assets.
On November 17, 2017, all outstanding shares of the Company’s Class B common stock were cancelled and reverted to the status of authorized but unissued shares of Class B common stock. The 1,000 shares of Class B common stock represented non-economic interests in the Company, were issued in connection with the Company's initial public offering on November 17, 2011, and were held by William Manning, the Company's Chairman of the Board.
Voting
Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast by all shares of Class A common stock.
Shares Eligible for Future Sale
Upon the completion of the initial public offering, the Company entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company. During the year ended December 31, 2017, M&N Group Holdings and MNCC exchanged a total of 1,853,506 Class A units of Manning & Napier Group (Note 4).
As of December 31, 2017, a total of 63,931,065 Class A units of Manning & Napier Group are held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, subject to certain restrictions, these units may be exchangeable on an annual basis for shares of the Company’s Class A common stock. As of December 31, 2017, approximately 62.2 million Class A units of Manning & Napier Group are eligible for exchange, of which approximately 60.0 million are held by William Manning. In the event that William Manning maximizes his participation, certain restrictions are removed such that the total amount eligible would increase to approximately 63.9 million to allow for other owners to participate in a similar proportion.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 12—Earnings per Common Share
Basic earnings per share (“basic EPS”) is computed using the two-class method to determine net income available to Class A common stock. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. The Company's restricted Class A common shares granted under the 2011 Equity Compensation Plan (the "Equity Plan") have non-forfeitable dividend rights during their vesting period and are therefore considered participating securities under the two-class method. Under the two-class method, the Company's net income available to Class A common stock is reduced by the earnings allocated to the unvested restricted Class A common stock. Basic EPS is calculated by dividing net income available to Class A common stock by the weighted average number of common shares outstanding during the period.
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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2017, 2016 and 2015 under the two-class method:

	Year Ended December 31, 2017
	2017	2016	2015
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$48,525	$82,408	$116,952
Less: net income attributable to noncontrolling interests	44,938	73,134	103,738
Net income attributable to Manning & Napier, Inc.	$3,587	$9,274	$13,214
Less: allocation to participating securities	70	544	685
Net income available to Class A common stock	$3,517	$8,730	$12,529

Weighted average shares of Class A common stock outstanding - basic	14,164,037	13,948,433	13,736,042
Dilutive effect from unvested equity awards	72,988	213,349	228,804
Weighted average shares of Class A common stock outstanding - diluted	14,237,025	14,161,782	13,964,846
Net income available to Class A common stock per share - basic	$0.25	$0.63	$0.91
Net income available to Class A common stock per share - diluted	$0.25	$0.62	$0.90
The Company’s Class B common stock represent voting interests and do not participate in the earnings of the Company. Accordingly, there are no earnings per share related to the Company’s Class B common stock. On November 17, 2017, all previously outstanding shares of Class B common stock were cancelled and reverted to the status of authorized but unissued shares. of Class B common stock (Note 11).
For the years ended December 31, 2017, 2016 and 2015, there were unvested equity awards of 790,000, 940,000, and 1,285,357 respectively, excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive. For the year ended December 31, 2015, an additional 120,919 unvested equity awards were excluded from the calculation of diluted earnings per common share because the performance conditions required for their vesting were not satisfied.
At December 31, 2017, 2016 and 2015 there were 63,931,065, 65,784,571, and 67,896,484, respectively, Class A units of Manning & Napier Group which for each period, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company’s Class A common shares. These units were not included in the calculation of diluted earnings per common share for the respective periods because the effect would have been anti-dilutive.

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
During the year ended December 31, 2017, 70,399 equity awards were granted under the Equity Plan. These awards consisted of Class A common stock that vested immediately.
The following table summarizes equity award activity for the year ended December 31, 2017 under the Company's Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2017	1,207,788	$12.56
Granted	70,399	$5.55
Vested	(276,064)	$12.41
Forfeited	(150,000)	$12.20
Stock awards outstanding at December 31, 2017	852,123	$12.09
The weighted average fair value of Equity Plan awards granted during the years ended December 31, 2017, 2016 and 2015 was $5.55, $8.38, and $11.89, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, when applicable, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.
For the years ended December 31, 2017, 2016, and 2015, the Company recorded approximately $2.3 million, $2.9 million, and $5.5 million of compensation expense, respectively, related to awards under the Equity Plan. The aggregate intrinsic value of awards that vested during the years ended December 31, 2017, 2016 and 2015 was approximately $1.2 million, $3.5 million, and $0.4 million, respectively. As of December 31, 2017, there was unrecognized compensation expense related to 2011 Plan awards of approximately $5.3 million, which the Company expects to recognize over a weighted average period of approximately 3.3 years.
During the years ended December 31, 2017 and 2016, the Company withheld a total of 69,597 and 111,729 restricted shares, respectively, as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid approximately $0.3 million and $1.0 million in employee tax withholding obligations related to these settlements during the years ended December 31, 2017 and 2016, respectively. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
On December 22, 2017, the President of the United States signed into law U.S. tax reform which reduces the federal corporate income tax rate from 35% to 21%, among other things. As of December 31, 2017, the Company has not completed the accounting for the tax effects of the enactment of U.S. tax reform; however, has made a reasonable estimate, in accordance with the rules issued by the SEC Staff Accounting Bulletin No. 118 (“SAB 118”). The Company has recognized provisional tax impacts related to the revaluation of the Company's net deferred tax assets of approximately $16.5 million. As a result, the Company decreased its deferred tax asset related to the TRA, resulting in a $12.9 million reduction of the liability, representing 85% of the applicable cash savings. The other changes related to U.S. tax reform do not have a material impact on the consolidated financial statements. The accounting is expected to be completed when the U.S. corporate income tax return is filed in 2018.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Components of the provision for income taxes consist of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current
Federal	$556	$2,797	$4,525
State and local	184	816	780
Current tax expense	740	3,613	5,305
Deferred
Federal	16,137	4,543	(618)
State and local	2,475	218	(48)
Deferred tax expense (benefit)	18,612	4,761	(666)
Provision for income tax expense	$19,352	$8,374	$4,639
The differences between income taxes computed using the U.S. federal income tax rate of 34% for the years ended December 31, 2017 and 2016 and 35% for the year ended December 31, 2015 and the provision for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Amount computed using the statutory rate	$23,078	$30,866	$42,557
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	408	835	689
Impact of enacted tax law changes	16,512	—	—
Net adjustment to deferred tax asset	—	1,901	(3,247)
Net adjustment to amounts payable under TRA	(4,372)	(522)	983
Benefit from the flow-through entities	(15,163)	(24,723)	(36,265)
Other, net	(1,111)	17	(78)
Provision for income taxes	$19,352	$8,374	$4,639
The provision for income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is offset by the enactment of U.S. tax reform, which resulted in a $16.5 million provision due to the revaluing of the Company’s net deferred tax assets that was partially offset by the changes in the tax receivable agreement and the corresponding decrease in the payment of such tax benefit. For the year ended December 31, 2016, the Company recognized a $1.9 million provision for the reduction in its effective tax rate. For the year ended December 31, 2015, the Company received a benefit of approximately $3.2 million resulting from the release of uncertain tax positions that increased the future tax benefits under the tax receivable agreement.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Under the TRA, Manning & Napier generally will retain the benefit of the remaining 15% of the applicable tax savings. There is a possibility that not all of the 85% of the applicable cash savings will be paid to the selling or exchanging holder of Class A units. If it is determined that all or a portion of such applicable tax savings is in doubt, payment to such holders of Class A units will be the amount attributable to the portion of the applicable tax savings that are determined not to be in doubt and the payment of the remainder at such time as it is reasonably determined that the actual tax savings or that the amount is no longer in doubt.
At December 31, 2017 and 2016, the Company had recorded a total liability of approximately $21.8 million and $37.1 million, respectively, representing the payments due to the selling unit holders under the TRA. Of these amounts, approximately $2.5 million and $2.4 million were included in accrued expenses and other liabilities at December 31, 2017 and 2016, respectively. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA. The Company made payments pursuant to the TRA of approximately $2.4 million, $3.4 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Components of net deferred tax assets consist of the following:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets
Tax receivable agreement	$22,680	$40,834
Bonus and commissions	641	910
Other	197	345
Total deferred tax assets	23,518	42,089
Deferred tax liabilities
Depreciation and amortization	131	51
Prepaid items	89	133
Total deferred tax liabilities	220	184
Net deferred tax assets	$23,298	$41,905
As of December 31, 2017, the Company had no available net operating loss carryforwards for income tax purposes.
The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2017 and 2016.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of the Company's liability for income taxes associated with unrecognized tax benefits is as follows:

	December 31,
	2017	2016
	(in thousands)
Balance as of January 1,	$135	$6
Increase related to current year tax positions	27	129
Decrease related to prior year tax positions	(129)	—
Balance as of December 31,	$33	$135
The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded less than $0.1 million in interest and penalties in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations.
The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2014 through 2016 remain subject to examination by the respective tax authorities.

Note 15—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
Transactions with officers and directors
The Company manages the personal funds and funds of affiliated entities of certain of the Company's executive officers and directors. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts. The aggregate value of the fees earned was approximately $0.2 million, $0.2 million and $0.3 million in the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate value of fees waived was approximately $0.1 million in 2017, 2016 and 2015.
Affiliated mutual fund and collective investment trust transactions
The Company earns investment advisory fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. The aggregate value of revenue earned was $81.6 million, $112.7 million, and $156.6 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, amounts due from the affiliated mutual funds was approximately $5.5 million and $6.8 million, respectively. As of December 31, 2017 and 2016, amounts due from affiliated collective investment trusts was approximately $1.8 million and $4.5 million, respectively.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived, and expenses reimbursed or incurred for affiliated mutual funds and collective investment trusts was $6.5 million, $4.3 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Note 16—Employee Benefit Plan
The Company offers the Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) to all employees who meet the plan criteria.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 75% of their regular salary subject to annual limitations determined by the IRS. The Company matches an amount equivalent to 50% of a participant’s contribution, not to exceed 2% of their total compensation. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
With respect to the profit sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who are eligible. These contributions by the Company amounted to approximately $1.0 million, $1.0 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 17—Selected Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2017 and 2016.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$55,485	$51,536	$48,838	$45,668
Operating income	$16,715	$14,985	$11,744	$8,324
Net income attributable to the controlling and noncontrolling interests	$16,514	$14,589	$11,852	$5,570
Net income (loss) attributable to Manning & Napier, Inc.	$1,897	$1,685	$1,521	$(1,516)
Net income (loss) available to Class A common stock - diluted	$0.13	$0.12	$0.10	$(0.11)
Weighted average shares of Class A common stock - diluted	14,216,988	14,298,834	78,210,019	14,249,347
Cash dividends declared per share of Class A common stock	$0.08	$0.08	$0.08	$0.08

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share data)
Revenue	$62,042	$64,505	$63,305	$59,085
Operating income	$22,780	$22,963	$21,692	$21,773
Net income attributable to the controlling and noncontrolling interests	$22,184	$21,698	$19,985	$18,541
Net income attributable to Manning & Napier, Inc.	$2,418	$2,605	$2,258	$1,993
Net income available to Class A common stock - diluted	$0.16	$0.17	$0.15	$0.13
Weighted average shares of Class A common stock - diluted	14,084,903	14,243,579	14,175,321	14,212,655
Cash dividends declared per share of Class A common stock	$0.16	$0.16	$0.16	$0.16

Note 18—Subsequent Events
Distribution and Dividend
On March 6, 2018, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution will be based on earnings for the quarter ended March 31, 2018, with a maximum amount of $8.0 million. Concurrently, the Board of Directors declared a $0.08 per share dividend to the holders of Class A common stock. The dividend is payable on May 1, 2018 to shareholders of record as of April 13, 2018.
Sale of Mutual Funds
On January 16, 2018, the Company sold a Rainier U.S. mutual fund to a third party for approximately $2.1 million. The assets under management on the transaction closing date was approximately $0.3 billion. The carrying value of the intangible assets for client relationships associated with these products was zero as of December 31, 2017.
Exchange of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2018 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.