Form 10-Q
period 2018-03-31
Manning & Napier, Inc.
filed 2018-05-10
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Class A common stock, $0.01 par value per share	15,325,688

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$69,455	$78,262
Accounts receivable	13,521	15,337
Investment securities	69,103	70,404
Prepaid expenses and other assets	5,727	4,870
Total current assets	157,806	168,873
Property and equipment, net	5,183	5,407
Net deferred tax assets, non-current	22,792	23,298
Goodwill	4,829	4,829
Other long-term assets	4,370	2,773
Total assets	$194,980	$205,180

Liabilities
Accounts payable	$1,716	$1,612
Accrued expenses and other liabilities	20,531	32,347
Deferred revenue	10,282	10,213
Total current liabilities	32,529	44,172
Other long-term liabilities	3,382	3,370
Amounts payable under tax receivable agreement, non-current	18,987	19,278
Total liabilities	54,898	66,820
Commitments and contingencies (Note 8)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 15,263,565 and 15,039,347 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	153	150
Additional paid-in capital	198,407	198,641
Retained deficit	(38,165)	(38,424)
Accumulated other comprehensive income (loss)	(113)	(86)
Total shareholders’ equity	160,282	160,281
Noncontrolling interests	(20,200)	(21,921)
Total shareholders’ equity and noncontrolling interests	140,082	138,360
Total liabilities, shareholders’ equity and noncontrolling interests	$194,980	$205,180
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues
Management Fees
Separately managed accounts	$25,355	$29,939
Mutual funds and collective investment trusts	10,980	19,285
Distribution and shareholder servicing	3,178	3,040
Custodial services	1,922	2,345
Other revenue	789	876
Total revenue	42,224	55,485
Expenses
Compensation and related costs	23,773	23,381
Distribution, servicing and custody expenses	4,781	7,411
Other operating costs	6,454	7,978
Total operating expenses	35,008	38,770
Operating income	7,216	16,715
Non-operating income (loss)
Interest expense	(9)	(10)
Interest and dividend income	502	180
Change in liability under tax receivable agreement	291	—
Net gains (losses) on investments	(249)	972
Total non-operating income (loss)	535	1,142
Income before provision for income taxes	7,751	17,857
Provision for income taxes	478	1,343
Net income attributable to controlling and noncontrolling interests	7,273	16,514
Less: net income attributable to noncontrolling interests	6,059	14,617
Net income attributable to Manning & Napier, Inc.	$1,214	$1,897

Net income per share available to Class A common stock
Basic	$0.08	$0.13
Diluted	$0.07	$0.13
Weighted average shares of Class A common stock outstanding
Basic	14,313,549	14,042,880
Diluted	78,283,583	14,216,988
Cash dividends declared per share of Class A common stock	$0.08	$0.08
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net income attributable to controlling and noncontrolling interests	$7,273	$16,514
Net unrealized holding gain (loss) on investment securities, net of tax	(147)	(6)
Comprehensive income attributable to controlling and noncontrolling interests	$7,126	$16,508
Less: Comprehensive income attributable to noncontrolling interests	5,939	14,611
Comprehensive income attributable to Manning & Napier, Inc.	$1,187	$1,897
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2016	14,982,880	$150	1,000	$—	$200,158	$(37,383)	$(13)	$(28,434)	$134,478
Net income	—	—	—	—	—	1,897	—	14,617	16,514
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9,857)	(9,857)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(6)	—	(6)
Equity-based compensation	—	—	—	—	135	—	—	640	775
Dividends declared on Class A common stock - $0.08 per share	—	—	—	—	—	(1,199)	—	—	(1,199)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(1,858)	—	—	(7,945)	(9,803)
Balance—March 31, 2017	14,982,880	$150	1,000	$—	$198,435	$(36,685)	$(19)	$(30,979)	$130,902

Balance—December 31, 2017	15,039,347	$150	—	$—	$198,641	$(38,424)	$(86)	$(21,921)	$138,360
Net income	—	—	—	—	—	1,214	—	6,059	7,273
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,908)	(4,908)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(27)	(120)	(147)
Common stock issued under equity compensation plan, net of forfeitures	224,218	3	—	—	(3)	—	—	—	—
Equity-based compensation	—	—	—	—	209	—	—	944	1,153
Dividends declared on Class A common stock - $0.08 per share	—	—	—	—	—	(1,221)	—	—	(1,221)
Cumulative effect of change in accounting, net of taxes (Note 3)	—	—	—	—	—	266	—	1,224	1,490
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(440)	—	—	(1,478)	(1,918)
Balance—March 31, 2018	15,263,565	$153	—	$—	$198,407	$(38,165)	$(113)	$(20,200)	$140,082
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$7,273	$16,514
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,153	775
Depreciation and amortization	557	439
Change in amounts payable under tax receivable agreement	(291)	—
Gain on sale of intangible assets	(2,388)	—
Net (gains) losses on investment securities	249	(972)
Deferred income taxes	437	1,050
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	1,816	1,702
Prepaid expenses and other assets	(426)	442
Other long-term assets	(479)	—
Accounts payable	104	(32)
Accrued expenses and other liabilities	(11,617)	(12,034)
Deferred revenue	69	(88)
Other long-term liabilities	(173)	(226)
Net cash (used in) provided by operating activities	(3,716)	7,570
Cash flows from investing activities:
Purchase of property and equipment	(321)	(191)
Sale of investments	1,380	3,338
Purchase of investments	(12,237)	(12,208)
Sale of intangible assets	2,388	—
Proceeds from maturity of investments	11,761	3,686
Net cash provided by (used in) investing activities	2,971	(5,375)
Cash flows from financing activities:
Distributions to noncontrolling interests	(4,908)	—
Dividends paid on Class A common stock	(1,203)	(2,397)
Payment of capital lease obligations	(33)	(49)
Purchase of Class A units of Manning & Napier Group, LLC	(1,918)	—
Net cash used in financing activities	(8,062)	(2,446)
Net increase (decrease) in cash and cash equivalents	(8,807)	(251)
Cash and cash equivalents:
Beginning of period	78,262	100,819
End of period	$69,455	$100,568
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
The Company is the sole managing member of Manning & Napier Group, LLC and its subsidiaries ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of March 31, 2018.

(1)
The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Benefits, LLC, Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC.

Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
The Company's critical accounting policies and estimates are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The financial data for the interim periods may not necessarily be indicative of results for future interim periods or for the full year.
Changes to the Company's accounting policies as a result of adopting ASU 2014-09, Revenue from Contracts with Customers (Topic 606) are discussed under "Revenue", "Costs to Obtain a Contract" and "Reclassifications" below.
Revenue
Investment Management: Investment management fees are computed as a percentage of assets under management ("AUM"). The Company's performance obligation is a series of services that form part of a single obligation satisfied over time.
Separately managed accounts are paid in advance, typically for a semi-annual or quarterly period, or in arrears, typically for a monthly or quarterly period. When investment management fees are paid in advance, the Company defers the revenue as a contract liability and recognizes it over the applicable period. When investment management fees are paid in arrears, the Company estimates revenue and records a contract asset (accrued accounts receivable) based on AUM as of the most recent month end date.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Mutual funds and collective investment trust investment management revenue is calculated and earned daily based on AUM. Revenue is presented net of cash rebates and fees waived pursuant to contractual expense limitations of the funds. The Company also has agreements with third parties who provide recordkeeping and administrative services for employee benefit plans participating in the collective investment trusts. The Company is acting as an agent on behalf of the employee benefit plan sponsors, therefore, investment management revenue is recorded net of fees paid to third party service providers.
Distribution and shareholder servicing: The Company receives distribution and servicing fees for providing services to its affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM. The performance obligation is a series of services that form part of a single performance obligation satisfied over time. The Company has agreements with third parties who provide distribution and administrative services for its mutual funds. The agreements are evaluated to determine whether revenue should be reported gross or net of payments to third-party service providers. The Company controls the services provided and acts as a principal in the relationship. Therefore, distribution and shareholder servicing revenue is recorded gross of fees paid to third parties.
Custodial services: Custodial service fees are calculated as a percentage of the client’s market value with additional fees charged for certain transactions. For the safeguarding and administrative services that are subject to a percentage of market value fee, the Company's performance obligation is a series of services that form part of a single obligation satisfied over time. Revenue for transactions assigned a stand-alone selling price is recognized in the period which the transaction is executed. Custodial service fees are billed monthly in arrears. The Company has agreements with third parties who provide safeguarding, recordkeeping and administrative services for their clients. The Company controls the services provided and acts as a principal in the relationship. Therefore, custodial service revenue is recorded gross of fees paid to third parties.
Costs to Obtain a Contract
Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized straight-line over the estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. Refer to Note 3 for further discussion.
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
Reclassifications
The Company changed the presentation of revenue within its consolidated statements of operations for the three months ended March 31, 2018. Revenue, previously reported as a single line item, has been disaggregated to present revenue by the various services the Company provides. Amounts for the comparative prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously published financial results.
Prior to March 31, 2018 the Company presented "Accounts receivable - affiliated mutual funds" on its consolidated statements of financial condition. Further disclosure regarding accounts receivable from affiliated mutual funds and the components of accounts receivable as of March 31, 2018 is included in "Accounts Receivable" in Note 3 of the notes to the consolidated financial statements. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income and do not represent a restatement of any previously published financial results.
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of March 31, 2018, Manning & Napier holds an economic interest of approximately 18.2% in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.4 million as of March 31, 2018 and $2.6 million as of December 31, 2017. As of December 31, 2017, the Company maintained significant influence in one mutual fund, Manning & Napier Fund, Inc. Quality Equity Series, but did not maintain a controlling financial interest in the mutual fund, which was accounted for as an equity method investment. As of March 31, 2018, the Company no longer maintained an investment in the mutual fund.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At March 31, 2018, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $11.6 million and $11.4 million as of March 31, 2018 and December 31, 2017, respectively.
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
On January 16, 2018, the Company sold a Rainier U.S. mutual fund to a third party for approximately $2.1 million, based on total assets under management on the closing date of approximately $0.3 billion. The carrying value of the intangible assets for client relationships associated with these products was zero as a result of the impairment loss recognized in 2016. During the first quarter of 2018, the Company recognized a gain of approximately $2.1 million for the sale of this fund, as included in other operating costs in the consolidated statements of operations.
Operating Segments
The Company operates in one segment, the investment management industry.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The revenue standard contains principals to determine the measurement of revenue and timing of recognition and also impacts the accounting for incremental costs to obtain a contract. The Company adopted the new standard on its effective date of January 1, 2018. Refer to Note 3 for further discussion regarding the impact of adoption.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income. The guidance is effective on January 1, 2018. The Company's adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, to clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The FASB issued the ASU with the intent of reducing diversity in practice regarding eight types of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company's adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on its consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The ASU will be

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting standard.
Note 3—Revenue, Contract Assets and Contract Liabilities
Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective approach with the cumulative effect of initial application recognized January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting policies under Topic 605. The Company elected the practical expedient to adjust for active contracts that existed at the date of adoption. A reduction to opening shareholders' equity and noncontrolling interests of $1.5 million, net of taxes, as of January 1, 2018 has been recorded due to the cumulative impact of adopting Topic 606 related to the capitalization of incremental contract costs.
While there were no changes in the timing of revenue recognition, upon the adoption of Topic 606 the Company changed the presentation of certain revenue related costs on a gross versus net basis. The changes did not have a significant impact to total revenue, distribution, servicing and custody expenses and other operating costs, and had no impact on net income. Changes in the presentation of revenue related costs on a gross versus net basis are summarized below:

•
Fees in the amount of $0.7 million for the three months ended March 31, 2018 due to third parties who provide record-keeping and administrative services for employee benefit plans participating in the Company's collective investment trusts are presented net as a reduction of mutual fund and collective investment trust revenue. Prior to the adoption of Topic 606 third party record-keeper fees associated with the Company's collective investment trusts were reported as distribution, servicing and custody expense.

•
Fees in the amount of $0.6 million for the three months ended March 31, 2018 due to a third party who provides accounting and administrative on behalf of the Company to its affiliated mutual fund are presented as other operating costs. Prior to the adoption of Topic 606, these fees were presented as a reduction of other revenue.

•
Fees in the amount of $0.1 million for the three months ended March 31, 2018 due to a third party who provides safeguarding and administrative services on behalf of the Company are presented as distribution, servicing and custody expense. Prior to the adoption of Topic 606, these fees were presented as a reduction of custodial service revenue.

Disaggregated Revenue
The following table represents the Company’s separately managed account and mutual fund and collective investment trust investment management revenue by investment portfolio for the three months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018			Three months ended March 31, 2017(1)
	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$18,309	$6,452	$24,761	$20,082	$12,269	$32,351
Equity	6,356	4,488	10,844	9,107	6,931	16,038
Fixed Income	690	40	730	750	85	835
Total	$25,355	$10,980	$36,335	$29,939	$19,285	$49,224
______________________

(1)	As noted above, prior period amounts have not been modified under the modified retrospective method.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable
Accounts receivable as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accounts receivable - third parties	$6,101	$7,278
Accounts receivable - affiliated mutual funds and collective investment trusts	7,420	8,059
Total accounts receivable	$13,521	$15,337
Accounts receivable: Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three months ended March 31, 2018 or 2017. Accounts receivable are stated at cost, which approximates net realizable value due to the short-term collection period.
Advisory and Distribution Agreements
The Company derives significant revenue from its role as advisor to affiliated mutual funds and collective investment trusts and distributor of affiliated mutual funds. Fees earned for advisory and distribution services provided were approximately $14.5 million and $24.1 million during the three months ended March 31, 2018 and 2017, respectively, which represents greater than 10% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statement of financial condition as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Affiliated mutual funds (1)	$5,747	$6,219
Affiliated collective investment trusts	1,673	1,840
Accounts receivable - affiliated mutual funds and collective investment trusts	$7,420	$8,059
________________________

(1)
December 31, 2017 balance includes $0.7 million of distribution and servicing fees receivable, which in the prior fiscal period were reflected in "Accounts Receivable". This amount was reclassified to conform to the current period presentation (Note 2).

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the three months ended March 31, 2018, revenue was decreased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of $0.3 million is reported within prepaid expenses and other assets in the consolidated statement of financial condition as of March 31, 2018.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized for the three months ended March 31, 2018 and 2017 that was included in deferred revenue at the beginning of each period was approximately $7.7 million and $7.8 million, respectively.
Costs to obtain a contract: Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized straight-line over an estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. The total net asset as of March 31, 2018 was approximately $1.5 million. Amortization expense included in compensation and related costs totaled approximately $0.1 million for the three months ended March 31, 2018. An impairment loss of less than $0.1 million was recognized for the three months ended March 31, 2018 related to contract acquisition costs for client contracts that canceled during the period.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 18.2% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 81.8% aggregate economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended March 31,
	2018	2017
	(in thousands)
Income before provision for income taxes	$7,751	$17,857
Less: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	271	3
Income before provision for income taxes, as adjusted	7,480	17,854
Controlling interest percentage (2)	18.1%	17.4%
Net income attributable to controlling interest	1,352	3,102
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	271	3
Income before income taxes attributable to Manning & Napier, Inc.	1,623	3,105
Less: provision for income taxes of Manning & Napier, Inc. (3)	409	1,208
Net income attributable to Manning & Napier, Inc.	$1,214	$1,897
________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes was $0.5 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, a total of 63,349,721 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
During the three months ended March 31, 2018, M&N Group Holdings and MNCC exchanged a total of 581,344 Class A units of Manning & Napier Group for approximately $1.9 million in cash. Subsequent to the exchange the Class A units were retired, resulting in an increase in Manning & Napier's ownership in Manning & Napier Group. In addition, during the three months ended March 31, 2018, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.
The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the three months ended March 31, 2018:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2017	13,873,042	63,931,065	77,804,107	17.8%
Class A Units issued	224,218	—	224,218	0.3%
Class A Units exchanged	—	(581,344)	(581,344)	0.1%
As of March 31, 2018	14,097,260	63,349,721	77,446,981	18.2%

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
At March 31, 2018 and December 31, 2017, the Company had recorded a total liability of $21.5 million and $21.8 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, $2.5 million was included in accrued expenses and other liabilities as of March 31, 2018 and December 31, 2017. The Company made no payments pursuant to the TRA during the three months ended March 31, 2018 and 2017.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$19,588	$—	$(155)	$19,433
U.S. Treasury notes	22,444	—	(62)	22,382
Short-term investments	22,390	—	—	22,390
				64,205
Trading securities
Equity securities				3,501
Mutual funds				1,397
				4,898
Total investment securities				$69,103

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$19,589	$—	$(29)	$19,560
U.S. Treasury notes	22,428	—	(42)	22,386
Short-term investments	22,323	—	—	22,323
				64,269
Trading securities
Equity securities				3,548
Mutual funds				1,409
				4,957
Equity method investments
Mutual funds				1,178
Total investment securities				$70,404
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At March 31, 2018 and December 31, 2017, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.2 million of net unrealized losses and $0.6 million of net unrealized gains related to investments classified as trading during the three months ended March 31, 2018 and 2017, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments for compliance with certain regulatory requirements and to optimize cash management opportunities. As of March 31, 2018 and December 31, 2017, $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three months ended March 31, 2018 and 2017.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$3,501	$—	$—	$3,501
Fixed income securities	—	19,433	—	19,433
Mutual funds	1,397	—	—	1,397
U.S. Treasury notes	—	22,382	—	22,382
Short-term investments	22,390	—	—	22,390
Total assets at fair value	$27,288	$41,815	$—	$69,103

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$3,548	$—	$—	$3,548
Fixed income securities	—	19,560	—	19,560
Mutual funds	2,587	—	—	2,587
U.S. Treasury notes	—	22,386	—	22,386
Short-term investments	22,323	—	—	22,323
Total assets at fair value	$28,458	$41,946	$—	$70,404

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

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
Contingent consideration was a component of the Company's purchase price of Rainier Investment Management, LLC ("Rainier") in 2016 of additional cash payments of up to $32.5 million over the period ending December 31, 2019, contingent upon Rainier’s achievement of certain financial targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization ("EBITA") over the contingency period. There were no changes in contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2018.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Levels during the three months ended March 31, 2018.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued bonus and sales commissions	$8,074	$19,153
Accrued payroll and benefits	3,126	3,877
Accrued sub-transfer agent fees	1,861	2,445
Dividends payable	1,221	1,203
Amounts payable under tax receivable agreement	2,549	2,549
Other accruals and liabilities	3,700	3,120
Total accrued expenses and other liabilities	$20,531	$32,347
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of March 31, 2018 and December 31, 2017, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2018 and 2017 under the two-class method:

	Three months ended March 31,
	2018	2017
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$7,273	$16,514
Less: net income attributable to noncontrolling interests	6,059	14,617
Net income attributable to Manning & Napier, Inc.	$1,214	$1,897
Less: allocation to participating securities	63	119
Net income available to Class A common stock	$1,151	$1,778

Weighted average shares of Class A common stock outstanding - basic	14,313,549	14,042,880
Dilutive effect of unvested equity awards	51,888	174,108
Dilutive effect of exchangeable Class A Units	63,918,146	—
Weighted average shares of Class A common stock outstanding - diluted	78,283,583	14,216,988
Net income available to Class A common stock per share - basic	$0.08	$0.13
Net income available to Class A common stock per share - diluted	$0.07	$0.13
For the three months ended March 31, 2018 and 2017, 866,103 and 940,000, respectively, unvested equity awards were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.
At March 31, 2017 there were 63,941,860 Class A Units of Manning & Napier Group outstanding, which were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2017 because the effect would have been anti-dilutive.
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
The following table summarizes the award activity for the three months ended March 31, 2018 under the Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2018	852,123	$12.09
Granted	300,321	$3.43
Vested	(224,218)	$3.50
Forfeited	—	$—
Stock awards outstanding at March 31, 2018	928,226	$11.37
The weighted average fair value of Equity Plan awards granted during the three months ended March 31, 2018 was $3.43, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, when applicable, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest. There were no Equity Plan awards granted during the three months ended March 31, 2017.
For the three months ended March 31, 2018 and 2017, the Company recorded approximately $1.2 million and $0.8 million, respectively, of compensation expense related to awards under the Equity Plan. The aggregate intrinsic value of awards that vested during the three months ended March 31, 2018 was approximately $0.6 million. No awards vested during the three months ended March 31, 2017. As of March 31, 2018, there was unrecognized compensation expense related to Equity Plan awards of approximately $5.1 million, which the Company expects to recognize over a weighted average period of approximately 3.0 years.

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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Earnings from continuing operations before income taxes	$7,751	$17,857
Effective tax rate	6.2%	7.5%
Provision for income taxes	478	1,343
Provision for income taxes @ statutory rate	1,628	6,071
Difference between tax at effective vs. statutory rate	$(1,150)	$(4,728)
For the three months ended March 31, 2018 and 2017, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 21% and 34%, respectively, is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 12—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds and funds of affiliated entities of certain of the Company's executive officers and directors. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts. The aggregate value of the fees earned and fees waived was less than $0.1 million for the three months ended March 31, 2018 and 2017.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $14.5 million and $24.1 million for the three months ended March 31, 2018 and 2017, respectively. Fees earned for administrative services provided were approximately $0.6 million for the three months ended March 31, 2018. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was approximately $1.7 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company has recorded a receivable of approximately $0.5 million for expenses paid on behalf of an affiliated mutual fund. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 13—Subsequent Events
Distributions and dividends
On April 24, 2018, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution will be based on earnings for the quarter ended March 31, 2018, with a maximum amount of $4.5 million. Concurrently, the Board of Directors declared an $0.08 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 1, 2018 to shareholders of record as of July 13, 2018.

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
Market Developments
With regard to notable developments to the investment environment, two persistent headwinds active managers have faced since the Global Financial Crisis have recently become tailwinds: equity correlations and valuation dispersion. Equity correlations collapsed at the start of 2017, suggesting investors are now pricing stocks based on corporate fundamentals and other factors that affect individual companies. This provides fundamental-based active investment managers like us a wider opportunity set to exploit. Valuation dispersion has also shifted, moving notably higher, resulting in more opportunities for active investment managers to take advantage of security mispricing. To the extent that these dynamics continue to hold, the market environment should remain more conducive to active investment managers relative to the generally challenging environment that has persisted for much of the past decade.
We have experienced net client outflows since 2013 resulting in an overall decrease in our AUM, which is likely to continue in the near term, though at a slower rate. Our ability to increase AUM in the future will depend in part on our ability to execute our investment strategies to achieve competitive investment returns, and on our ability to successfully distribute our products and services, including those that have been areas of strategic focus for us.
Our strategic initiatives are focused on gathering and retaining client assets. In response to industry trends and increasing fee pressure from passive strategies offered by our competitors, management is evaluating fees across our product set, including restructuring fees across many of our mutual fund and collective trust products. Management fee reductions and corresponding distribution and shareholder servicing expense reductions for the various series of our funds began during the fourth quarter of 2017 and will continue throughout 2018. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future.
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
Our Products
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts, mutual funds and collective investment trusts—including those offered by MNA, the Manning & Napier Fund, Inc., Exeter Trust Company, and Rainier Investment Management.

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
Our AUM was $23.4 billion as of March 31, 2018. The composition of our AUM by vehicle and portfolio is illustrated in the table below:

	March 31, 2018
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$10,120.4	$4,734.0	$1,105.7	$15,960.1
Mutual funds and collective investment trusts	4,878.0	2,480.2	115.2	7,473.4
Total	$14,998.4	$7,214.2	$1,220.9	$23,433.5

Separately Managed Accounts
The composition of our separately managed accounts as of March 31, 2018, by channel and portfolio, is set forth in the table below:

	March 31, 2018
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$7,712.3	$3,317.1	$981.6	$12,011.0
Intermediary Channel	2,402.3	704.1	124.1	3,230.5
Platform/Sub-advisor Channel	5.8	712.8	—	718.6
Total	$10,120.4	$4,734.0	$1,105.7	$15,960.1
Percentage of separate account AUM
Direct Channel	48%	21%	6%	75%
Intermediary Channel	15%	4%	1%	20%
Platform/Sub-advisor Channel	0%	5%	—%	5%
Total	63%	30%	7%	100%
Percentage of portfolio by channel
Direct Channel	76%	70%	89%	75%
Intermediary Channel	24%	15%	11%	20%
Platform/Sub-advisor Channel	0%	15%	—%	5%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	64%	28%	8%	100%
Intermediary Channel	74%	22%	4%	100%
Platform/Sub-advisor Channel	1%	99%	—%	100%
Our separate accounts contributed 47% of our total gross client inflows for the three months ended March 31, 2018 and represented 68% of our total AUM as of March 31, 2018.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 67% of the total gross client inflows for our separate account business for the three months ended March 31, 2018 and represented 75% of our total separate account AUM as of March 31, 2018. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.
During the three months ended March 31, 2018, blended asset portfolios represented 61% of the separate account gross client inflows from the Direct Channel, while equity and fixed income portfolios represented 11% and 28%, respectively. As of March 31, 2018, blended asset and equity portfolios represented 64% and 28%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 8%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Our relationships with larger institutions may also be a driver of growth in separately managed account equity strategies, though many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the three months ended March 31, 2018, 19% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 14% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 25% of our total separate account AUM as of March 31, 2018.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the three months ended March 31, 2018, blended asset and equity portfolios represented 65%

and 35%, respectively, of the separate account gross client inflows from the Intermediary Channel. As of March 31, 2018, 74% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 22% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
During the three months ended March 31, 2018, 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios. Gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was 80% during the three months ended March 31, 2018, consistent with 80% for the rolling 12 months ended March 31, 2018.
Mutual Funds and Collective Investment Trusts
The composition of our mutual fund and collective investment trust AUM as of March 31, 2018, by portfolio, is set forth in the table below:

	March 31, 2018
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$4,878.0	$2,480.2	$115.2	$7,473.4
Our mutual funds and collective investment trusts contributed 53% of our total gross client inflows for the three months ended March 31, 2018 and represented 32% of our total AUM as of March 31, 2018. As of March 31, 2018, our mutual fund and collective investment trust AUM consisted of 65% from blended asset portfolios, 33% from equity portfolios and 2% from fixed income portfolios compared to 70% and 29% for blended asset and equity portfolios as of March 31, 2017. During the three months ended March 31, 2018, 59%, 36%, and 5% of the gross client inflows were attributable to blended asset, equity and fixed income portfolios, respectively.
Our mutual fund and collective investment trust business is driven by financial intermediaries and direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers and retirement plan advisors. Through our Intermediary Channel, we are focused on distributing both our blended asset life cycle fund vehicles and our single asset class fund vehicles to advisors who work with retail and retirement plan clients. Our blended asset portfolios are used by advisors seeking a multi-asset class solution for their clients while our equity and fixed income portfolios are used by intermediaries wishing to use our funds as a component of a larger portfolio or retirement plan menu design.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the three months ended March 31, 2018 and 2017.
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
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.
Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our investment vehicles for the three months ended March 31, 2018 and 2017:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2017	$16,856.6	$8,256.6	$25,113.2	67%	33%	100%
Gross client inflows (1)	418.6	481.3	899.9
Gross client outflows (1)	(1,325.8)	(1,031.0)	(2,356.8)
Acquired/(disposed) assets	—	(251.6)	(251.6)
Market appreciation/(depreciation) & other (2)	10.7	18.1	28.8
As of March 31, 2018	$15,960.1	$7,473.4	$23,433.5	68%	32%	100%
Average AUM for period	$16,453.9	$7,873.3	$24,327.2

As of December 31, 2016	$18,801.9	$12,881.1	$31,683.0	59%	41%	100%
Gross client inflows (1)	355.9	711.0	1,066.9
Gross client outflows (1)	(1,522.9)	(1,504.4)	(3,027.3)
Market appreciation/(depreciation) & other (2)	1,127.9	778.9	1,906.8
As of March 31, 2017	$18,762.8	$12,866.6	$31,629.4	59%	41%	100%
Average AUM for period	$18,982.4	$12,859.6	$31,842.0
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table reflects the indicated components of our AUM for our portfolios for the three months ended March 31, 2018 and 2017:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2017	$15,666.6	$8,120.6	$1,326.0	$25,113.2	63%	32%	5%	100%
Gross client inflows (1)	459.2	355.5	85.2	899.9
Gross client outflows (1)	(1,102.7)	(1,066.5)	(187.6)	(2,356.8)
Acquired/(disposed) assets	—	(251.6)	—	(251.6)
Market appreciation/(depreciation) & other (2)	(24.7)	56.2	(2.7)	28.8
As of March 31, 2018	$14,998.4	$7,214.2	$1,220.9	$23,433.5	64%	31%	5%	100%
Average AUM for period	$15,431.9	$7,607.3	$1,288.0	$24,327.2

As of December 31, 2016	$19,909.4	$10,463.9	$1,309.7	$31,683.0	63%	33%	4%	100%
Gross client inflows (1)	705.2	318.1	43.6	1,066.9
Gross client outflows (1)	(1,876.6)	(1,053.2)	(97.5)	(3,027.3)
Market appreciation/(depreciation) & other (2)	1,113.8	767.6	25.4	1,906.8
As of March 31, 2017	$19,851.8	$10,496.4	$1,281.2	$31,629.4	63%	33%	4%	100%
Average AUM for period	$19,931.3	$10,626.9	$1,283.8	$31,842.0
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 81% of our AUM as of March 31, 2018.

Key Strategies	AUM as of March 31, 2018 (in millions)	Inception Date	Annualized Returns as of March 31, 2018 (1)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (2)	Inception
Long-Term Growth (30%-80% Equity Exposure)	$6,833.0	1/1/1973	7.7%	4.5%	5.9%	5.7%	6.4%	9.5%
Blended Benchmark: 55% S&P 500 Total Return / 45% Bloomberg Barclays Government/Credit Bond			8.2%	6.5%	8.1%	7.2%	5.4%	9.2%
Core Non-U.S. Equity	$3,240.3	10/1/1996	15.4%	5.5%	4.3%	2.4%	5.9%	7.7%
Benchmark: ACWIxUS Index			16.5%	6.2%	5.9%	2.7%	3.9%	5.4%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$3,044.3	1/1/1973	5.7%	3.4%	4.5%	4.9%	5.8%	8.7%
Blended Benchmark: 40% S&P 500 Total Return / 60% Bloomberg Barclays Government/Credit Bond			6.4%	5.1%	6.4%	6.3%	5.4%	8.7%
Equity-Oriented (70%-100% Equity Exposure)	$1,421.1	1/1/1993	15.4%	7.2%	8.6%	6.9%	7.1%	10.0%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			12.4%	8.1%	10.0%	7.5%	5.3%	8.6%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,040.4	4/1/2000	9.2%	5.2%	6.9%	6.2%	7.0%	7.0%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			10.4%	6.9%	8.5%	7.0%	5.4%	5.4%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$942.6	1/1/1995	16.9%	8.5%	10.3%	8.2%	7.9%	11.2%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			14.4%	9.5%	11.6%	8.3%	5.3%	9.2%
Conservative Growth (5%-35% Equity Exposure)	$520.4	4/1/1992	3.1%	2.1%	2.7%	3.8%	5.0%	5.9%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			3.2%	2.7%	3.4%	4.3%	4.9%	6.1%
Core U.S. Equity	$444.6	7/1/2000	17.5%	9.7%	11.6%	8.8%	N/A (3)	7.8%
Benchmark: Russell 3000® Index			13.8%	10.2%	13.0%	9.6%	N/A (3)	5.8%
Disciplined Value Unrestricted	$427.3	11/1/2003	14.3%	10.6%	11.3%	9.7%	N/A (3)	10.9%
Benchmark: Russell 1000 Value			7.0%	7.9%	10.8%	7.8%	N/A (3)	8.3%
Aggregate Fixed Income	$386.3	1/1/1984	0.7%	1.3%	1.5%	3.6%	4.7%	7.2%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			1.2%	1.2%	1.8%	3.6%	4.9%	7.1%
Rainier International Small Cap	$765.0	3/28/2012	34.6%	12.9%	13.2%	N/A (3)	N/A (3)	15.7%
Benchmark: MSCI ACWIxUS Small Cap Index			20.6%	10.4%	8.6%	N/A (3)	N/A (3)	6.2%
__________________________

(1)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(2)
Market cycle performance is calculated from April 1, 2000 to March 31, 2018. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

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
The Company serves as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $7.5 billion, or 32%, of our AUM as of March 31, 2018. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $16.0 billion, or 68%, of our AUM as of March 31, 2018, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended March 31, 2018 approximately 98% of our revenue was earned from clients located in the United States.
The Company earns distribution and servicing fees for providing services to its affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM.
The Company earns custodial service fees for administrative and safeguarding services performed by Exeter Trust Company, our New Hampshire-chartered trust company. Fees are calculated as a percentage of the client's market value with additional fees for certain transactions.
In response to industry trends and increasing fee pressure from passive strategies offered by our competitors as well as the anticipated impact of regulatory changes, management is in the midst of an effort to restructure fees across our fund product set. The financial impacts, including reduced management fees and distribution and servicing charges, will occur throughout 2018. The impact on our overall revenue margins will vary depending on the business mix at the time of the fee change. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future.
Operating Expenses
Our largest operating expenses are employee compensation and distribution, servicing and custody expenses, discussed further below. A significant portion of these expenses vary in a direct relationship to our absolute and relative investment management performance, as well as AUM and revenues. We review our operating expenses in relation to the investment market environment and changes in our revenues. However, we are generally willing to make expenditures as necessary even when faced with declining rates of growth in revenues in order to support our investment products, our client service levels, strategic initiatives and our long-term value.

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

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various intermediaries for distribution, shareholder servicing, administrative servicing and custodial services. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries. We are working to restructure fees across our mutual fund product set in 2018 resulting in reduced investment management revenue and distribution and servicing expenses. The impact on margins will depend on the business mix at the time of the fee restructuring.

•
Other operating costs. Other operating costs include accounting, legal and other professional service fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, changes in the liability under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A units of Manning & Napier Group, gains (losses) related to investment securities sales and changes in values of those investment securities designated as trading and equity method investments.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 18.2% in Manning & Napier Group as of March 31, 2018 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Changes to our accounting policies as a result of adopting Topic 606 are discussed under "Revenue" and "Costs to Obtain a Contract" of Note 2, "Summary of Significant Accounting Policies " and under "Adoption of ASU 2014-09, Revenue from contracts with customers (Topic 606)" of Note 3, "Revenue, Contract Assets and Contract Liabilities" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recent Accounting Pronouncements" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Assets Under Management
The following table reflects changes in our AUM for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,		Period-to-Period
	2018	2017	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$16,856.6	$18,801.9	$(1,945.3)	(10)%
Gross client inflows (1)	418.6	355.9	62.7	18%
Gross client outflows (1)	(1,325.8)	(1,522.9)	197.1	(13)%
Market appreciation (depreciation) & other (2)	10.7	1,127.9	(1,117.2)	(99)%
Ending assets under management	$15,960.1	$18,762.8	$(2,802.7)	(15)%
Average AUM for period	$16,453.9	$18,982.4	$(2,528.5)	(13)%

Mutual funds and collective investment trusts
Beginning assets under management	$8,256.6	$12,881.1	$(4,624.5)	(36)%
Gross client inflows (1)	481.3	711.0	(229.7)	(32)%
Gross client outflows (1)	(1,031.0)	(1,504.4)	473.4	(31)%
Acquired/(disposed) assets	(251.6)	—	(251.6)	(100)%
Market appreciation (depreciation) & other (2)	18.1	778.9	(760.8)	(98)%
Ending assets under management	$7,473.4	$12,866.6	$(5,393.2)	(42)%
Average AUM for period	$7,873.3	$12,859.6	$(4,986.3)	(39)%

Total assets under management
Beginning assets under management	$25,113.2	$31,683.0	$(6,569.8)	(21)%
Gross client inflows (1)	899.9	1,066.9	(167.0)	(16)%
Gross client outflows (1)	(2,356.8)	(3,027.3)	670.5	(22)%
Acquired/(disposed) assets	(251.6)	—	(251.6)	(100)%
Market appreciation (depreciation) & other (2)	28.8	1,906.8	(1,878.0)	(98)%
Ending assets under management	$23,433.5	$31,629.4	$(8,195.9)	(26)%
Average AUM for period	$24,327.2	$31,842.0	$(7,514.8)	(24)%
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $8.2 billion from $31.6 billion at March 31, 2017 to $23.4 billion at March 31, 2018. The decrease was attributable to net client outflows of $10.6 billion and disposed assets of $0.4 billion, partially offset by market appreciation of $2.8 billion. Net client outflows consisted of approximately $4.5 billion of net outflows for separate accounts and $6.1 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from March 31, 2017 to March 31, 2018 consisted of a $4.9 billion, or 24% decrease in our blended asset portfolio, a $3.3 billion, or 31% decrease in our equity portfolio, and a decrease of $60.3 million, or 5% in our fixed income portfolio.
While many of our key strategies report favorable one year and long term annualized returns, we attribute our net cash outflows to challenging three and five year annualized returns where our key investment strategies have trailed their related benchmarks. In addition, we face increased competition from lower fee passive investment products. Our ability to improve cash flows going forward will depend on our ability to sustain the improved investment performance we achieved over the past year and execute on our strategic initiatives focused on gathering and retaining client assets.

The total AUM decrease of $1.7 billion, to $23.4 billion at March 31, 2018 from $25.1 billion at December 31, 2017 was attributable to net client cash outflows of $1.5 billion and disposed assets of $0.3 billion partially offset by market appreciation of $0.03 billion. Our separate accounts and mutual fund and collective investment trust vehicles had net client outflows of approximately $0.9 billion and $0.5 billion, respectively. The blended investment gain was flat in both separately managed accounts and mutual funds and collective investment trusts. By portfolio, our AUM decreased by $0.7 billion in our blended asset portfolio and $0.9 billion in our equity portfolio, and increased by $0.1 billion in our fixed income portfolio.
As of March 31, 2018, the composition of our AUM was 68% in separate accounts and 32% in mutual funds and collective investment trusts, compared to 59% in separate accounts and 41% in mutual funds and collective investment trusts at March 31, 2017. The composition of our AUM across portfolios at March 31, 2018 was 64% in blended assets, 31% in equity, and 5% in fixed income, compared to 63% in blended assets, 33% in equity, and 4% in fixed income at March 31, 2017.
With regard to our separate accounts, gross client inflows of $0.4 billion were offset by approximately $1.3 billion of gross client outflows during the three months ended March 31, 2018. The $0.4 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and $0.2 billion into our equity portfolio. During the three months ended March 31, 2018, 67% of our separate account gross client inflows were derived from our Direct Channel. With regard to gross client outflows, cancellations were approximately $0.9 billion with the most notable being a sub-advisory cancellation of $0.3 billion from our Global Quality strategy. Withdrawals from existing accounts were approximately $0.4 billion. Outflows during the first quarter 2018 were 40%, 48% and 12% from blended, equity and fixed income portfolios, respectively. Our separate account clients redeemed assets at a rate of 32% during the quarter, compared to a 35% redemption rate over the trailing twelve months ended March 31, 2018. Our annualized separate account retention rate across all channels was 80% during the three months ended March 31, 2018, consistent with 80% for the rolling 12 months ended March 31, 2018.
Net client outflows of $0.5 billion from our mutual fund and collective investment trusts included gross client inflows of $0.5 billion, offset by gross client outflows of $1.0 billion during the three months ended March 31, 2018. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.3 billion, or 59%, of mutual fund and collective trust fund gross client inflows during the three months ended March 31, 2018. With regard to gross client outflows, $0.6 billion, or 56%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and related data for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,		Period-to-Period
	2018	2017	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$25,355	$29,939	$(4,584)	(15)%
Mutual funds and collective investment trusts	10,980	19,285	(8,305)	(43)%
Distribution and shareholder servicing	3,178	3,040	138	5%
Custodial services	1,922	2,345	(423)	(18)%
Other revenue	789	876	(87)	(10)%
Total revenue	42,224	55,485	(13,261)	(24)%
Expenses
Compensation and related costs	23,773	23,381	392	2%
Distribution, servicing and custody expenses	4,781	7,411	(2,630)	(35)%
Other operating costs	6,454	7,978	(1,524)	(19)%
Total operating expenses	35,008	38,770	(3,762)	(10)%
Operating income	7,216	16,715	(9,499)	(57)%
Non-operating income (loss)
Non-operating income (loss), net	535	1,142	(607)	(53)%
Income before provision for income taxes	7,751	17,857	(10,106)	(57)%
Provision for income taxes	478	1,343	(865)	(64)%
Net income attributable to controlling and noncontrolling interests	7,273	16,514	(9,241)	(56)%
Less: net income attributable to noncontrolling interests	6,059	14,617	(8,558)	(59)%
Net income attributable to Manning & Napier, Inc.	$1,214	$1,897	$(683)	(36)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.08	$0.13
Diluted	$0.07	$0.13
Weighted average shares of Class A common stock outstanding
Basic	14,313,549	14,042,880
Diluted	78,283,583	14,216,988
Cash dividends declared per share of Class A common stock	$0.08	$0.08

Other financial and operating data
Economic net income (1)	$5,619	$10,893	$(5,274)	(48)%
Economic net income per adjusted share (1)	$0.07	$0.13
Weighted average adjusted Class A common stock outstanding (1)	79,105,231	81,014,764
_______________________

(*)	Percentage change not meaningful

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Separately managed account revenue decreased by $4.6 million, or 15%, to $25.4 million for the three months ended March 31, 2018 from $29.9 million for the three months ended March 31, 2017. This decrease is driven primarily by a 13%, decrease in our average separately managed account AUM for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our average separately managed account fee for the three months ended March 31, 2018 remained consistent at 0.62% when compared to the three months ended March 31, 2017. For both periods our separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of March 31, 2018, the concentration of investments in our separately managed account assets was 63% blended assets, 30% equity and 7% fixed income, compared to 58% blended assets, 36% equity and 6% fixed income as of March 31, 2017.
Mutual fund and collective investment trust revenue decreased by $8.3 million, or 43%, to $11.0 million for the three months ended March 31, 2018 from $19.3 million for the three months ended March 31, 2017. This decrease is driven primarily by a 39% or $5.0 billion, decrease in our average mutual fund and collective investment trust AUM for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Our average fee on mutual fund and collective investment trust products increased to 0.73% for the three months ended March 31, 2018 from 0.70% for the three months ended March 31, 2017. The decrease in AUM and increase in average fee is primarily due to a single retirement plan relationship which redeemed approximately $2.5 billion from our collective investment trust vehicle during the second quarter of 2017. Fees for this relationship were lower than those associated with the remaining population of AUM. Management fees earned on our mutual fund and collective investment trust management fees ranged from 0.14% to 1.00%, depending on investment strategy, for the three months ended March 31, 2018 and 2017. As of March 31, 2018, the concentration of assets in our mutual fund and collective investment trusts was 65% blended assets, 33% equity and 2% fixed income, compared to 70% blended assets, 29% equity and 1% fixed income as of March 31, 2017.
Custodial services revenue decreased by $0.4 million, or 18%, to $1.9 million for the three months ended March 31, 2018 from $2.3 million for the three months ended March 31, 2017. A significant component of custodial services revenue is earned on our collective investment trust AUM which decreased by 62% from March 31, 2017.
In response to industry trends and increasing fee pressure from passive strategies offered by our competitors as well as the anticipated impact of regulatory changes, management is in the midst of an effort to restructure fees across our fund product set. The financial impacts, including reduced management fees and distribution and servicing charges, will occur throughout 2018. The impact on our overall revenue margins will vary depending on the business mix at the time of the fee change. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future.
Operating Expenses
Our operating expenses decreased by $3.8 million, or 10%, to $35.0 million for the three months ended March 31, 2018 from $38.8 million for the three months ended March 31, 2017.
Compensation and related costs increased by $0.4 million, or 2%, to $23.8 million for the three months ended March 31, 2018 from $23.4 million for the three months ended March 31, 2017. This increase was driven by higher incentive compensation accruals for our investment team resulting from investment performance, share-based compensation due to the timing of equity awards and changes in our executive team compensation, partially offset by a reduction in our average overall workforce of 9% compared to the three months ended March 31, 2017. When considered as a percentage of revenue, compensation and related costs for the three months ended March 31, 2018 was 56% compared to 42% for the three months ended March 31, 2017. We anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $2.6 million, or 35%, to $4.8 million for the three months ended March 31, 2018 from $7.4 million for the three months ended March 31, 2017. The decrease was generally driven by a 39% decrease in mutual fund and collective investment trust average AUM for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. In addition, approximately $0.7 million of the decrease in expense is a result of the adoption of Topic 606 whereby fees paid to third parties who provide record-keeping and administrative services for employee benefit plans participating in our collective investment trusts were reported as expense prior to January 1, 2018 at which time the Company began reporting the fees as a reduction of revenue. The percentage decrease in AUM exceeds the percentage decrease in expense since redemptions have been concentrated in those assets where we do not have distribution and servicing obligations. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.25% for the three months ended March 31, 2018, compared to 0.23% for the three months ended March 31, 2017.
Other operating costs for the three months ended March 31, 2018 was $6.5 million, compared to $8.0 million for the three months ended March 31, 2017. This decrease was driven by the $2.1 million operating gain recorded during the three months ended March 31, 2018, related to our sale of the Rainier U.S. mutual fund. As a percentage of revenue, other operating costs was 15% for the three months ended March 31, 2018 and 14% for the three months ended March 31, 2017.
Non-Operating Income (Loss)
Non-operating income for the three months ended March 31, 2018 was $0.5 million, a decrease of $0.6 million, from non-operating income of $1.1 million for the three months ended March 31, 2017. The following table reflects the components of non-operating income (loss) for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,		Period-to-Period
	2018	2017	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(9)	$(10)	$1	(10)%
Interest and dividend income (1)	502	180	322	179%
Change in liability under tax receivable agreement (2)	291	—	291	100%
Net gains (losses) on investments (3)	(249)	972	(1,221)	*
Total non-operating income (loss)	$535	$1,142	$(607)	(53)%
__________________________

(*)	Percentage change not meaningful

(1)
The increase in interest and dividend income for the three months ended March 31, 2018 compared to 2017 is attributable to an increase in investments, including U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities.

(2)
The change in the liability under the tax receivable agreement for the three months ended March 31, 2018 is attributed to a reduction in our effective tax rate and a corresponding decrease in the payment of the tax benefit.

(3)
Amounts represent net income on investments we held to provide initial cash seeding for product development purposes. The amount varies depending on the performance of our investments and the overall amount of our investments in seeded products.

Provision for Income Taxes
Our tax provision decreased by $0.9 million to $0.5 million for the three months ended March 31, 2018 from $1.3 million for the three months ended March 31, 2017. The change was primarily driven by the enactment of the Tax Cuts and Jobs Act ("U.S. tax reform") in 2017. The U.S. tax reform reduced the federal corporate income tax rate from 35% to 21%, among other things. The remaining decrease is driven by a decrease in taxable earnings compared to the prior year.
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

Economic net income is a non-GAAP measure of after-tax operating performance and equals our income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense at an effective rate of 27.5% and 39.0% for the three months ended March 31, 2018 and 2017, respectively, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group and unvested equity awards are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. Our management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in thousands, except share data)
Income before provision for income taxes	$7,751	$17,857
Economic net income (Non-GAAP)	$5,619	$10,893
Economic net income per adjusted share (Non-GAAP)	$0.07	$0.13
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	79,105,231	81,014,764
The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended March 31,
	2018	2017
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$1,214	$1,897
Add back: Net income attributable to noncontrolling interests	6,059	14,617
Add back: Provision for income taxes	478	1,343
Income before provision for income taxes	7,751	17,857
Adjusted income taxes (Non-GAAP)	2,132	6,964
Economic net income (Non-GAAP)	$5,619	$10,893

Weighted average shares of Class A common stock outstanding - Basic	14,313,549	14,042,880
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	63,918,146	65,764,096
Weighted average unvested restricted share-based awards	873,536	1,207,788
Weighted average adjusted shares (Non-GAAP)	79,105,231	81,014,764

Economic net income per adjusted share (Non-GAAP)	$0.07	$0.13

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
The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$69,455	$78,262
Accounts receivable	$13,521	$15,337
Investment securities	$69,103	$70,404
Amounts payable under tax receivable agreement (1)	$21,536	$21,827
Contingent consideration liability (2)	$—	$—
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of March 31, 2018 and December 31, 2017, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2018 and 2017. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and for cash management purposes, and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Three months ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(3,716)	$7,570
Net cash provided by (used in) investing activities	2,971	(5,375)
Net cash used in financing activities	(8,062)	(2,446)
Net (decrease) increase in cash and cash equivalents	$(8,807)	$(251)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Operating Activities
Operating activities used $3.7 million and provided $7.6 million of net cash for the three months ended March 31, 2018 and 2017, respectively. The overall $11.3 million decrease in net cash provided by operating activities for the three months ended March 31, 2018 compared to 2017 was due to a decrease in net income after adjustment for non-cash items of approximately $10.8 million driven by lower revenues resulting primarily from changes in our average AUM, and by a decrease of approximately $0.5 million in operating assets and liabilities.
Investing Activities
Investing activities provided $3.0 million and used $5.4 million of net cash for the three months ended March 31, 2018 and 2017, respectively. This change was primarily driven by changes in investing activities of $6.1 million due to our funding of and timing of activity within our investment securities and by $2.1 million of proceeds received for the sale of a Rainier U.S. mutual fund during the first quarter of 2018. During the three months ended March 31, 2018, total net investment activity received approximately $1.0 million of cash compared to $5.2 million used for the three months ended March 31, 2017. In 2018, we used approximately $0.1 million, net, to purchase short-term investments for cash management purposes, partially offset by approximately $1.2 million of proceeds received from the redemption of certain seeded portfolios. Our purchases of property and equipment were approximately $0.3 million and $0.2 million during the three months ended March 31, 2018 and 2017, respectively.
Financing Activities
Financing activities used $8.1 million and $2.4 million of net cash for the three months ended March 31, 2018 and 2017, respectively. This overall $5.6 million increase in cash used in the first quarter of 2018 was driven primarily by an increase in distributions to noncontrolling interests of $4.9 million and in cash used for the purchase of Class A Units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO of $1.9 million, both due to the timing of these transactions as compared to 2017, when each occurred during the second quarter. This increase in cash used for financing activities for the three months ended March 31, 2018 was partially offset by a decrease in dividends paid on Class A common stock of $1.2 million driven by lower income after adjustment for non-cash items in 2018 compared to 2017.
Dividends
On October 24, 2017, the Board of Directors declared a $0.08 per share dividend to the holders of Class A common stock. The dividend was paid on February 1, 2018 to shareholders of record as of January 15, 2018.
On March 6, 2018, the Board of Directors declared an $0.08 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2018 to shareholders of record as of April 13, 2018.
On April 24, 2018, the Board of Directors declared an $0.08 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 1, 2018 to shareholders of record as of July 13, 2018.
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
Contractual Obligations

As of December 31, 2017, our contractual obligation for our primary office facility was approximately $14.5 million, or $2.9 million annually, under an operating lease expiring on December 31, 2022. Subsequent to December 31, 2017, we entered into an amended lease agreement for these facilities, expiring on January 31, 2028. As of March 31, 2018, our contractual obligation related to these facilities was approximately $25.5 million, or $2.6 million annually. There have been no other material changes in our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2018.
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
The value of our AUM was $23.4 billion as of March 31, 2018. Assuming a 10% increase or decrease in the value of our AUM and the change being proportionally distributed over all our products, the value would increase or decrease by approximately $2.3 billion, which would cause an annualized increase or decrease in revenues of approximately $16.4 million at our current weighted average fee rate of 0.70%.
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
We also are subject to market risk from a decline in the prices of investment securities that we own. These securities consist primarily of equity securities, fixed-income securities, investments in mutual funds, including the Fund for which MNA provides advisory services and short-term investment for cash management purposes. The value of these investments was $69.1 million as of March 31, 2018 of which approximately $4.9 million is investment securities classified as trading and $64.2 million is investment securities classified as available-for-sale. Management regularly monitors the value of these investments; however, given their nature and relative size, we have not adopted a specific risk management policy to manage the associated market risk. Assuming a 10% increase or decrease in the values of these investment securities, the fair value would increase or decrease by approximately $6.9 million at March 31, 2018. Due to the nature of our business, we believe that we do not face any material risk from inflation.
Exchange Rate Risk
A substantial portion of the accounts that we advise, or sub-advise, hold investments that are denominated in currencies other than the U.S. dollar. Movements in the rate of exchange between the U.S. dollar and the underlying foreign currency affect the values of assets held in accounts we manage, thereby affecting the amount of revenues we earn. The value of the assets we manage was $23.4 billion as of March 31, 2018. As of March 31, 2018, approximately 17% of our AUM across our investment strategies was invested in securities denominated in currencies other than the U.S. dollar. To the extent our AUM are denominated in currencies other than the U.S. dollar, the value of those AUM would decrease, with an increase in the value of the U.S. dollar, or increase, with a decrease in the value of the U.S. dollar.
We monitor our exposure to exchange rate risk and make decisions on how to manage such risk accordingly; however, we have not adopted a corporate-level risk management policy to manage exchange rate risk. Assuming that 17% of our AUM is invested in securities denominated in currencies other than the U.S. dollar and excluding the impact of any hedging arrangements, a 10% increase or decrease in the value of the U.S. dollar would increase or decrease the fair value of our AUM by approximately $0.4 billion, which would cause an annualized increase or decrease in revenues of approximately $2.8 million at our current weighted average fee rate of 0.70%.
Interest Rate Risk
We are exposed to interest-rate risk primarily due to our AUM that is invested in debt securities, as well as corporate assets that are invested in debt securities and short-term investments. Management considered a hypothetical 100 basis point fluctuation in interest rates and estimated the impact of such a fluctuation on these investments. Management determined there was no material impact as of March 31, 2018. Additionally, given the current level of income we earn from our cash and cash equivalent balances and short-term investments, interest rate changes would not have a material impact on us.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2017 risk factors relating to our business, our industry, our structure and our Class A common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning our company. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2017.
Item 6. Exhibits

Exhibit No.	Description

10.1
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated March 30, 2018 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2018

10.2
Form of Redemption Agreement between Manning & Napier Capital Company, L.L.C. and Manning & Napier Group, LLC, dated March 30, 2018 is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2018

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
 Dated: May 10, 2018

MANNING & NAPIER, INC.

By:	/s/ Jeffrey S. Coons
	Name:	Jeffrey S. Coons
	Title:	President and Co-Chief Executive Officer (principal executive officer)

By:	/s/ Charles H. Stamey
	Name:	Charles H. Stamey
	Title:	Executive Vice President and Co-Chief Executive Officer (principal executive officer)

By:	/s/ Richard Goldberg
	Name:	Richard Goldberg
	Title:	Director and Co-Chief Executive Officer (principal executive officer)

By:	/s/ Paul J. Battaglia
	Name:	Paul J. Battaglia
	Title:	Chief Financial Officer (principal financial officer)