Form 10-Q
period 2018-09-30
Manning & Napier, Inc.
filed 2018-11-08
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Class A common stock, $0.01 par value per share	15,333,041

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash and cash equivalents	$76,706	$78,262
Accounts receivable	13,276	15,337
Investment securities	69,993	70,404
Prepaid expenses and other assets	4,099	4,870
Total current assets	164,074	168,873
Property and equipment, net	5,478	5,407
Net deferred tax assets, non-current	22,275	23,298
Goodwill	4,829	4,829
Other long-term assets	3,992	2,773
Total assets	$200,648	$205,180

Liabilities
Accounts payable	$1,828	$1,612
Accrued expenses and other liabilities	23,436	32,347
Deferred revenue	9,905	10,213
Total current liabilities	35,169	44,172
Other long-term liabilities	2,824	3,370
Amounts payable under tax receivable agreement, non-current	18,172	19,278
Total liabilities	56,165	66,820
Commitments and contingencies (Note 8)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 15,333,041 and 15,039,347 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	153	150
Additional paid-in capital	198,573	198,641
Retained deficit	(39,072)	(38,424)
Accumulated other comprehensive income (loss)	(103)	(86)
Total shareholders’ equity	159,551	160,281
Noncontrolling interests	(15,068)	(21,921)
Total shareholders’ equity and noncontrolling interests	144,483	138,360
Total liabilities, shareholders’ equity and noncontrolling interests	$200,648	$205,180
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues
Management Fees
Separately managed accounts	$24,228	$27,182	$74,066	$84,651
Mutual funds and collective investment trusts	10,596	15,672	32,606	52,763
Distribution and shareholder servicing	2,974	3,473	9,185	9,867
Custodial services	2,021	1,925	5,838	6,282
Other revenue	729	586	2,197	2,296
Total revenue	40,548	48,838	123,892	155,859
Expenses
Compensation and related costs	23,105	22,287	68,567	67,901
Distribution, servicing and custody expenses	4,518	6,920	13,801	21,415
Other operating costs	8,392	7,887	23,425	23,099
Total operating expenses	36,015	37,094	105,793	112,415
Operating income	4,533	11,744	18,099	43,444
Non-operating income (loss)
Interest expense	(18)	(22)	(48)	(34)
Interest and dividend income	519	191	1,395	609
Change in liability under tax receivable agreement	113	(33)	404	(33)
Net gains (losses) on investments	105	711	(165)	2,293
Total non-operating income (loss)	719	847	1,586	2,835
Income before provision for income taxes	5,252	12,591	19,685	46,279
Provision for income taxes	274	739	1,244	3,324
Net income attributable to controlling and noncontrolling interests	4,978	11,852	18,441	42,955
Less: net income attributable to noncontrolling interests	4,198	10,331	15,681	37,852
Net income attributable to Manning & Napier, Inc.	$780	$1,521	$2,760	$5,103

Net income per share available to Class A common stock
Basic	$0.05	$0.10	$0.18	$0.35
Diluted	$0.05	$0.10	$0.18	$0.35
Weighted average shares of Class A common stock outstanding
Basic	14,740,541	14,249,347	14,583,570	14,135,288
Diluted	78,096,830	78,210,019	78,134,657	14,241,642
Cash dividends declared per share of Class A common stock	$0.08	$0.08	$0.24	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income attributable to controlling and noncontrolling interests	$4,978	$11,852	$18,441	$42,955
Net unrealized holding gain (loss) on investment securities, net of tax	55	(2)	(92)	(17)
Comprehensive income attributable to controlling and noncontrolling interests	$5,033	$11,850	$18,349	$42,938
Less: Comprehensive income attributable to noncontrolling interests	4,243	10,329	15,606	37,835
Comprehensive income attributable to Manning & Napier, Inc.	$790	$1,521	$2,743	$5,103
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock – class A		Common Stock – class B		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Balance—December 31, 2016	14,982,880	$150	1,000	$—	$200,158	$(37,383)	$(13)	$(28,434)	$134,478
Net income	—	—	—	—	—	5,103	—	37,852	42,955
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(24,490)	(24,490)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(17)	—	(17)
Common stock issued under equity compensation plan, net of forfeitures	56,467	—	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units granted	—	—	—	—	(48)	—	—	(224)	(272)
Equity-based compensation	—	—	—	—	304	—	—	1,412	1,716
Dividends declared on Class A common stock - $0.24 per share	—	—	—	—	—	(3,426)	—	—	(3,426)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(1,878)	—	—	(7,925)	(9,803)
Balance—September 30, 2017	15,039,347	$150	1,000	$—	$198,536	$(35,706)	$(30)	$(21,809)	$141,141

Balance—December 31, 2017	15,039,347	$150	—	$—	$198,641	$(38,424)	$(86)	$(21,921)	$138,360
Net income	—	—	—	—	—	2,760	—	15,681	18,441
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10,226)	(10,226)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(17)	(75)	(92)
Common stock issued under equity compensation plan, net of forfeitures	293,694	3	—	—	(3)	—	—	—	—
Equity-based compensation	—	—	—	—	382	—	—	1,720	2,102
Dividends declared on Class A common stock - $0.24 per share	—	—	—	—	—	(3,674)	—	—	(3,674)
Cumulative effect of change in accounting principle, net of taxes (Note 3)	—	—	—	—	—	266	—	1,224	1,490
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(447)	—	—	(1,471)	(1,918)
Balance—September 30, 2018	15,333,041	$153	—	$—	$198,573	$(39,072)	$(103)	$(15,068)	$144,483
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$18,441	$42,955
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,102	1,716
Depreciation and amortization	1,333	1,328
Change in amounts payable under tax receivable agreement	(404)	33
Gain on sale of intangible assets	(2,575)	—
Net (gains) losses on investment securities	165	(2,293)
Deferred income taxes	954	2,342
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	2,061	4,620
Prepaid expenses and other assets	1,203	1,907
Other long-term assets	(124)	—
Accounts payable	216	(138)
Accrued expenses and other liabilities	(9,400)	(10,599)
Deferred revenue	(308)	117
Other long-term liabilities	(687)	(671)
Net cash provided by operating activities	12,977	41,317
Cash flows from investing activities:
Purchase of property and equipment	(1,369)	(1,057)
Sale of investments	2,533	12,871
Purchase of investments	(46,677)	(38,510)
Sale of intangible assets	2,575	—
Proceeds from maturity of investments	44,297	27,063
Acquisitions, net of cash received	—	320
Net cash provided by investing activities	1,359	687
Cash flows from financing activities:
Distributions to noncontrolling interests	(10,226)	(24,490)
Dividends paid on Class A common stock	(3,650)	(4,802)
Payment of shares withheld to satisfy withholding requirements	—	(272)
Payment of capital lease obligations	(98)	(134)
Purchase of Class A units of Manning & Napier Group, LLC	(1,918)	(9,803)
Net cash used in financing activities	(15,892)	(39,501)
Net increase (decrease) in cash and cash equivalents	(1,556)	2,503
Cash and cash equivalents:
Beginning of period	78,262	100,819
End of period	$76,706	$103,322
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
The Company is the sole managing member of Manning & Napier Group, LLC ("Manning & Napier Group"), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of September 30, 2018.

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
Reclassifications
The Company changed the presentation of revenue within its consolidated statements of operations for the three and nine months ended September 30, 2018. Revenue, previously reported as a single line item, has been disaggregated to present revenue by the various services the Company provides. Amounts for the comparative prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously published financial results.
For periods prior to and including December 31, 2017, the Company presented "Accounts receivable - affiliated mutual funds" on its consolidated statements of financial condition. Further disclosure regarding accounts receivable from affiliated mutual funds and the components of accounts receivable as of September 30, 2018 is included in "Accounts Receivable" in Note 3 of the notes to the consolidated financial statements. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income and do not represent a restatement of any previously published financial results.
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of September 30, 2018, Manning & Napier holds an economic interest of approximately 18.2% in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.4 million as of September 30, 2018 and $2.6 million as of December 31, 2017. As of December 31, 2017, the Company maintained significant influence in one mutual fund, Manning & Napier Fund, Inc. Quality Equity Series, but did not maintain a controlling financial interest in the mutual fund, which was accounted for as an equity method investment. During the first quarter of 2018, the Manning & Napier Fund, Inc. Quality Equity Series liquidated and closed.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At September 30, 2018, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $11.1 million and $11.4 million as of September 30, 2018 and December 31, 2017, respectively.
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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which provides an optional transition method related to implementing the new lease standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard on January 1, 2019, using the optional transition method. The Company is currently evaluating the impact of adoption on its consolidated financial statements and its efforts are primarily focused on completing the identification of all leases, and quantifying the lease liability and right-of-use asset that will be recorded upon adoption.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
While there were no changes in the timing of revenue recognition, upon the adoption of Topic 606, the Company changed the presentation of certain revenue related costs on a gross versus net basis. The changes did not have a significant impact to total revenue, distribution, servicing and custody expenses and other operating costs, and had no impact on net income. Changes in the presentation of revenue related costs on a gross versus net basis are summarized below:

•
Fees in the amount of $0.7 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, due to third parties who provide record-keeping and administrative services for employee benefit plans participating in the Company's collective investment trusts are presented net as a reduction of mutual fund and collective investment trust revenue. Prior to the adoption of Topic 606 third party record-keeper fees associated with the Company's collective investment trusts were reported as distribution, servicing and custody expense.

•
Fees in the amount of $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively, due to a third party who provides accounting and administrative services on behalf of the Company to its affiliated mutual fund are presented as other operating costs. Prior to the adoption of Topic 606, these fees were presented as a reduction of other revenue.

•
Fees in the amount of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, due to a third party who provides safeguarding and administrative services on behalf of the Company are presented as distribution, servicing and custody expense. Prior to the adoption of Topic 606, these fees were presented as a reduction of custodial service revenue.

Disaggregated Revenue
The following table represents the Company’s separately managed account and mutual fund and collective investment trust investment management revenue by investment portfolio for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$17,864	$6,485	$24,349	$54,183	$19,635	$73,818
Equity	5,736	3,988	9,724	17,923	12,699	30,622
Fixed Income	628	123	751	1,960	272	2,232
Total	$24,228	$10,596	$34,824	$74,066	$32,606	$106,672

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable
Accounts receivable as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accounts receivable - third parties	$6,747	$7,278
Accounts receivable - affiliated mutual funds and collective investment trusts	6,529	8,059
Total accounts receivable	$13,276	$15,337
Accounts receivable: Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three and nine months ended September 30, 2018 or 2017. Accounts receivable are stated at cost, which approximates net realizable value due to the short-term collection period.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $13.8 million and $42.6 million for the three and nine months ended September 30, 2018, respectively, and approximately $19.4 million and $64.6 million for the three and nine months ended September 30, 2017, respectively, which represents greater than 10% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statement of financial condition as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Affiliated mutual funds (1)	$5,021	$6,219
Affiliated collective investment trusts	1,508	1,840
Accounts receivable - affiliated mutual funds and collective investment trusts	$6,529	$8,059
________________________

(1)
December 31, 2017 balance includes $0.7 million of distribution and servicing fees receivable, which in the prior fiscal period were reflected in "Accounts Receivable". This amount was reclassified to conform to the current period presentation (Note 2).

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the nine months ended September 30, 2018, revenue was decreased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of $0.3 million is reported within prepaid expenses and other assets in the consolidated statement of financial condition as of September 30, 2018.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized for the nine months ended September 30, 2018 that was included in deferred revenue at the beginning of the period was approximately $9.9 million.
Costs to obtain a contract: Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized straight-line over an estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. The total net asset as of September 30, 2018 was approximately $1.4 million. Amortization expense included in compensation and related costs totaled approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. An impairment loss of approximately $0.1 million was recognized for the nine months ended September 30, 2018 related to contract acquisition costs for client contracts that canceled during the period.

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
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Income before provision for income taxes	$5,252	$12,591	$19,685	$46,279
Less: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	97	(51)	356	(45)
Income before provision for income taxes, as adjusted	5,155	12,642	19,329	46,324
Controlling interest percentage (2)	18.2%	17.8%	18.2%	17.7%
Net income attributable to controlling interest	941	2,261	3,514	8,189
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	97	(51)	356	(45)
Income before income taxes attributable to Manning & Napier, Inc.	1,038	2,210	3,870	8,144
Less: provision for income taxes of Manning & Napier, Inc. (3)	258	689	1,110	3,041
Net income attributable to Manning & Napier, Inc.	$780	$1,521	$2,760	$5,103
________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes was $0.3 million and $1.2 million for the three and nine months ended September 30, 2018, respectively, and $0.7 million and $3.3 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, a total of 63,349,721 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the 15-day value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
During the nine months ended September 30, 2018, M&N Group Holdings and MNCC exchanged a total of 581,344 Class A units of Manning & Napier Group for approximately $1.9 million in cash. Subsequent to the exchange the Class A units were retired, resulting in an increase in Manning & Napier's ownership in Manning & Napier Group. In addition, during the nine months ended September 30, 2018, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the nine months ended September 30, 2018:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2017	13,873,042	63,931,065	77,804,107	17.8%
Class A Units issued	253,694	—	253,694	0.3%
Class A Units exchanged	—	(581,344)	(581,344)	0.1%
As of September 30, 2018	14,126,736	63,349,721	77,476,457	18.2%

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
At September 30, 2018 and December 31, 2017, the Company had recorded a total liability of $19.0 million and $21.8 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, $0.8 million and $2.5 million was included in accrued expenses and other liabilities as of September 30, 2018 and December 31, 2017, respectively. The Company made payments pursuant to the TRA of approximately $2.5 million and $2.4 million during the nine months ended September 30, 2018 and 2017, respectively.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$19,615	$—	$(152)	$19,463
U.S. Treasury notes	21,157	—	(36)	21,121
Short-term investments	22,575	—	—	22,575
				63,159
Trading securities
Equity securities				5,396
Mutual funds				1,438
				6,834
Total investment securities				$69,993

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$19,589	$—	$(29)	$19,560
U.S. Treasury notes	22,428	—	(42)	22,386
Short-term investments	22,323	—	—	22,323
				64,269
Trading securities
Equity securities				3,548
Mutual funds				1,409
				4,957
Equity method investments
Mutual funds				1,178
Total investment securities				$70,404
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At September 30, 2018 and December 31, 2017, trading securities consist solely of investments held by the Company to provide initial cash seeding for product development purposes. The Company recognized approximately $0.2 million of net unrealized losses and $1.5 million of net unrealized gains related to investments classified as trading during the nine months ended September 30, 2018 and 2017, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments for compliance with certain regulatory requirements and to optimize cash management opportunities. As of September 30, 2018 and December 31, 2017, $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the nine months ended September 30, 2018 and 2017.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,396	$—	$—	$5,396
Fixed income securities	—	19,463	—	19,463
Mutual funds	1,438	—	—	1,438
U.S. Treasury notes	—	21,121	—	21,121
Short-term investments	22,575	—	—	22,575
Total assets at fair value	$29,409	$40,584	$—	$69,993

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$3,548	$—	$—	$3,548
Fixed income securities	—	19,560	—	19,560
Mutual funds	2,587	—	—	2,587
U.S. Treasury notes	—	22,386	—	22,386
Short-term investments	22,323	—	—	22,323
Total assets at fair value	$28,458	$41,946	$—	$70,404

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

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
Contingent consideration was a component of the Company's purchase price of Rainier in 2016 of additional cash payments of up to $32.5 million over the period ending December 31, 2019, contingent upon Rainier’s achievement of certain financial targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization ("EBITA") over the contingency period. There were no changes in contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between Levels during the nine months ended September 30, 2018.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued bonus and sales commissions	$11,966	$19,153
Accrued payroll and benefits	4,935	3,877
Accrued sub-transfer agent fees	1,665	2,445
Dividends payable	1,227	1,203
Amounts payable under tax receivable agreement	789	2,549
Other accruals and liabilities	2,854	3,120
Total accrued expenses and other liabilities	$23,436	$32,347
During the three months ended September 30, 2018, the Company commenced a voluntary employee retirement offering (the "offering"), available to employees meeting certain age and length-of-service requirements as well as business function criteria. Employees electing to participate in the offering were subject to approval by the Company, and received enhanced separation benefits. These employees are required to render service until their agreed upon termination date (which varies from person to person) in order to receive the benefits and as such, the liability will be recognized ratably over the applicable service period.
The Company estimates the total employee severance costs under the offering to be approximately $2.6 million, of which approximately $1.6 million was recognized during the nine months ended September 30, 2018. Also during the nine months ended September 30, 2018, the Company recognized approximately $1.3 million of severance costs as a result of involuntary workforce reductions. Employee severance costs recognized are included in compensation and related costs in the consolidated statements of operations.
The following table summarizes the changes in accrued employee severance costs recognized by the Company for the period ended September 30, 2018, as included in accrued expenses and other liabilities in the consolidated statements of financial condition:

Nine months ended September 30, 2018
(in thousands)
Accrued employee severance costs as of December 31, 2017	$659
Employee severance costs recognized	2,970
Payment of employee severance costs	(1,722)
Accrued employee severance costs as of September 30, 2018	$1,907
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. From time to time, the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and be subject to other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of September 30, 2018 and December 31, 2017, the Company has not accrued for any such claims, legal proceedings, or other contingencies.

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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2018 and 2017 under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$4,978	$11,852	$18,441	$42,955
Less: net income attributable to noncontrolling interests	4,198	10,331	15,681	37,852
Net income attributable to Manning & Napier, Inc.	$780	$1,521	$2,760	$5,103
Less: allocation to participating securities	47	83	142	288
Net income available to Class A common stock	$733	$1,438	$2,618	$4,815

Weighted average shares of Class A common stock outstanding - basic	14,740,541	14,249,347	14,583,570	14,135,288
Dilutive effect of unvested equity awards	6,568	23,388	13,973	106,354
Dilutive effect of exchangeable Class A Units	63,349,721	63,937,284	63,537,114	—
Weighted average shares of Class A common stock outstanding - diluted	78,096,830	78,210,019	78,134,657	14,241,642
Net income available to Class A common stock per share - basic	$0.05	$0.10	$0.18	$0.35
Net income available to Class A common stock per share - diluted	$0.05	$0.10	$0.18	$0.35
For the three and nine months ended September 30, 2018, 592,500 and 661,250, respectively, unvested equity awards were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive. For both the three and nine months ended September 30, 2017, 790,000 unvested equity awards were excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.
At September 30, 2017, there were 63,931,065 Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company's Class A common stock. These units were not included in the calculation of diluted earnings per common share for the nine months ended September 30, 2017, because the effect would have been anti-dilutive.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the award activity for the nine months ended September 30, 2018 under the Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2018	852,123	$12.09
Granted	300,321	$3.43
Vested	(491,194)	$7.91
Forfeited	—	$—
Stock awards outstanding at September 30, 2018	661,250	$11.27
The weighted average fair value of Equity Plan awards granted during the nine months ended September 30, 2018 was $3.43, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, when applicable, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.
For the three and nine months ended September 30, 2018, the Company recorded approximately $0.5 million and $2.1 million, respectively, of compensation expense related to awards under the Equity Plan. For the three and nine months ended September 30, 2017, the Company recorded approximately $0.3 million and $1.7 million, respectively, of compensation expense related to awards under the Equity Plan. The aggregate intrinsic value of awards that vested during the nine months ended September 30, 2018 and 2017 was approximately $1.7 million and $1.2 million, respectively. As of September 30, 2018, there was unrecognized compensation expense related to Equity Plan awards of approximately $4.2 million, which the Company expects to recognize over a weighted average period of approximately 2.5 years.
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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Earnings from continuing operations before income taxes	$5,252	$12,591	$19,685	$46,279
Effective tax rate	5.2%	5.9%	6.3%	7.2%
Provision for income taxes	274	739	1,244	3,324
Provision for income taxes @ statutory rate	1,103	4,281	4,134	15,735
Difference between tax at effective vs. statutory rate	$(829)	$(3,542)	$(2,890)	$(12,411)
The difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 21% for the three and nine months ended September 30, 2018 and 34% for the three and nine months ended September 30, 2017 is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 12—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds and funds of affiliated entities of certain of the Company's executive officers and directors. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts. The aggregate value of the fees earned and fees waived was less than $0.1

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

million for the nine months ended September 30, 2018. The aggregate value of the fees earned was approximately $0.2 million and the value of fees waived was approximately $0.1 million for the nine months ended September 30, 2017.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $13.8 million and $42.6 million for the three and nine months ended September 30, 2018 and approximately $19.4 million and $64.6 million for the three and nine months ended September 30, 2017, respectively. Fees earned for administrative services provided were approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was approximately $1.1 million and $3.5 million for the three and nine months ended September 30, 2018 and $1.4 million and $4.1 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the Company has recorded a receivable of approximately $0.2 million for expenses paid on behalf of an affiliated mutual fund. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.
Note 13—Subsequent Events
Distributions and dividends
On October 23, 2018, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution will be based on earnings for the quarter ended December 31, 2018, with a maximum amount of $5.0 million. Concurrently, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 1, 2019 to shareholders of record as of January 15, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect the views of Manning & Napier, Inc. ("we," "our," or "us") with respect to, among other things, our operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "could," "intends," "likely," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections, of our Annual Report on Form 10-K which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of our products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; changes to our dividend policy; risks related to the accuracy of the estimates and assumptions we used to revalue our net deferred tax assets in accordance with the Tax Cuts and Jobs Act (the "U.S. Tax Reform"); and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Market Developments
The investment environment witnessed over the length of the third quarter was calmer than what was experienced during the first half of 2018. For the quarter, U.S. equities posted strong gains, with growth stocks again leading the way. International equity markets generally stabilized, while fixed income returns were mixed.
In this environment, our research teams posted competitive risk-adjusted returns while simultaneously paring back risk exposure as appropriate. Key global risks, including rising trade tensions, global growth concerns, and geopolitical uncertainty, continued escalating throughout 2018, and we believe we are entering a higher risk regime for financial assets over the next twelve months. Given our updated outlook, we have adjusted the positioning across many of our portfolios to be reflective of the risks that we believe are inherent in the later stages of a market cycle. As the U.S. economy continues to show signs of progressing further into late cycle territory, we will continue to follow our disciplines, choosing to be selective in our investment decisions while avoiding risky and overvalued areas of the market.
During 2018, we initiated a comprehensive business plan review in response to decreases in AUM and revenue, and have implemented initiatives focused on strengthening our core business and improving profitability through expense management, while prioritizing initiatives that we believe will support future AUM growth. Our sales and service teams have prioritized our most competitive product and service offerings for distribution while remaining focused on protecting our existing client relationships. With an initial focus on expense management, we have reviewed operating expenses across our firm and made adjustments where feasible, including workforce reductions. During the second quarter, we commenced a voluntary employee retirement offering (the "offering") for employees meeting certain age and length-of-service requirements, and whose business function is outside of our Research and Sales teams. The offering period closed in the third quarter, during which we also completed additional workforce reductions. Under these initiatives, we recognized approximately $2.4 million in severance charges in the third quarter of 2018, and estimate that another $0.6 million will be incurred in the fourth quarter. Ongoing savings achieved from these expense management initiatives will be redirected toward increased investment in our information technology infrastructure. We anticipate that our other operating costs as a percentage of revenue will remain elevated in the near term compared to prior periods.
In response to industry trends and increasing fee pressure from passive strategies offered by our competitors, management has evaluated fees across our product set and is restructuring fees across many of our mutual fund and collective trust products. Management fee reductions and corresponding distribution and shareholder servicing expense reductions for the various series of our funds began during the fourth quarter of 2017 and will continue into 2019. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future.
Additionally, we continue to promote our custom solutions, which we believe further enhance the value we deliver to clients. By incorporating a number of different proprietary and non-proprietary products from multiple research engines, we are able to provide a differentiated and complete investment solution. This holistic approach also extends into our advisory services, including our Family Wealth Management, Endowment & Foundation, and Pension Plan Service offerings. We remain focused on building out an infrastructure that can support our sales structure as we seek to provide broad solutions to meet our client’s ever-changing needs.

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
Our AUM was $23.1 billion as of September 30, 2018. The composition of our AUM by vehicle and portfolio is illustrated in the table below:

	September 30, 2018
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$10,052.7	$4,610.0	$1,069.8	$15,732.5
Mutual funds and collective investment trusts	4,891.1	2,333.6	114.7	7,339.4
Total	$14,943.8	$6,943.6	$1,184.5	$23,071.9

Separately Managed Accounts
The composition of our separately managed accounts as of September 30, 2018, by channel and portfolio, is set forth in the table below:

	September 30, 2018
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$7,664.5	$3,080.4	$948.6	$11,693.5
Intermediary Channel	2,382.1	593.7	121.2	3,097.0
Platform/Sub-advisor Channel	6.1	935.9	—	942.0
Total	$10,052.7	$4,610.0	$1,069.8	$15,732.5
Percentage of separate account AUM
Direct Channel	48%	20%	6%	74%
Intermediary Channel	15%	4%	1%	20%
Platform/Sub-advisor Channel	0%	6%	—%	6%
Total	63%	30%	7%	100%
Percentage of portfolio by channel
Direct Channel	76%	67%	89%	74%
Intermediary Channel	24%	13%	11%	20%
Platform/Sub-advisor Channel	0%	20%	—%	6%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	66%	26%	8%	100%
Intermediary Channel	77%	19%	4%	100%
Platform/Sub-advisor Channel	1%	99%	—%	100%
Our separate accounts contributed 43% of our total gross client inflows for the nine months ended September 30, 2018 and represented 68% of our total AUM as of September 30, 2018.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high-net-worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 62% of the total gross client inflows for our separate account business for the nine months ended September 30, 2018 and represented 74% of our total separate account AUM as of September 30, 2018. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high-net-worth and middle market institutional client-type focus.
During the nine months ended September 30, 2018, blended asset portfolios represented 66% of the separate account gross client inflows from the Direct Channel, while equity and fixed income portfolios represented 19% and 15%, respectively. As of September 30, 2018, blended asset and equity portfolios represented 66% and 26%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 8%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Our relationships with larger institutions may also be a driver of growth in separately managed account equity strategies, though many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the nine months ended September 30, 2018, 18% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 20% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels represented 26% of our total separate account AUM as of September 30, 2018.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the nine months ended September 30, 2018, blended asset and equity portfolios represented 78% and 21%, respectively, of the separate account gross client inflows from the Intermediary Channel. As of September 30, 2018, 77% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 19% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
During the nine months ended September 30, 2018, nearly 100% of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios. Gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was 86% during the nine months ended September 30, 2018, consistent with 85% for the rolling 12 months ended September 30, 2018.
Mutual Funds and Collective Investment Trusts
The composition of our mutual fund and collective investment trust AUM as of September 30, 2018, by portfolio, is set forth in the table below:

	September 30, 2018
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$4,891.1	$2,333.6	$114.7	$7,339.4
Our mutual funds and collective investment trusts contributed 57% of our total gross client inflows for the nine months ended September 30, 2018 and represented 32% of our total AUM as of September 30, 2018. As of September 30, 2018, our mutual fund and collective investment trust AUM consisted of 67% from blended asset portfolios, 32% from equity portfolios and 1% from fixed income portfolios compared to 62% and 37% for blended asset and equity portfolios as of September 30, 2017. During the nine months ended September 30, 2018, 52%, 45%, and 3% of the gross client inflows were attributable to blended asset, equity and fixed income portfolios, respectively.
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
We also have relationships with consultants and manager research teams at platforms in order to distribute our funds within advisory programs, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 280 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
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
Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017.
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

Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our investment vehicles for the three and nine months ended September 30, 2018 and 2017:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of June 30, 2018	$15,605.9	$7,231.8	$22,837.7	68%	32%	100%
Gross client inflows (1)	390.4	686.8	1,077.2
Gross client outflows (1)	(633.7)	(688.2)	(1,321.9)
Market appreciation/ (depreciation) & other (2)	369.9	109.0	478.9
As of September 30, 2018	$15,732.5	$7,339.4	$23,071.9	68%	32%	100%
Average AUM for period	$15,728.0	$7,222.8	$22,950.8

As of June 30, 2017	$17,714.9	$9,360.6	$27,075.5	65%	35%	100%
Gross client inflows (1)	407.2	393.4	800.6
Gross client outflows (1)	(1,383.4)	(928.2)	(2,311.6)
Market appreciation/(depreciation) & other (2)	621.6	359.7	981.3
As of September 30, 2017	$17,360.3	$9,185.5	$26,545.8	65%	35%	100%
Average AUM for period	$17,707.0	$9,294.0	$27,001.0

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2017	$16,856.6	$8,256.6	$25,113.2	67%	33%	100%
Gross client inflows (1)	1,140.1	1,517.8	2,657.9
Gross client outflows (1)	(2,859.2)	(2,373.7)	(5,232.9)
Acquired/(disposed) assets	—	(251.6)	(251.6)
Market appreciation/ (depreciation) & other (2)	595.0	190.3	785.3
As of September 30, 2018	$15,732.5	$7,339.4	$23,071.9	68%	32%	100%
Average AUM for period	$15,992.1	$7,502.4	$23,494.5

As of December 31, 2016	$18,801.9	$12,881.1	$31,683.0	59%	41%	100%
Gross client inflows (1)	1,384.3	1,554.4	2,938.7
Gross client outflows (1)	(5,223.1)	(6,807.8)	(12,030.9)
Market appreciation/(depreciation) & other (2)	2,397.2	1,557.8	3,955.0
As of September 30, 2017	$17,360.3	$9,185.5	$26,545.8	65%	35%	100%
Average AUM for period	$18,397.8	$10,784.9	$29,182.7
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table reflects the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2018 and 2017:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2018	$14,977.9	$6,671.4	$1,188.4	$22,837.7	66%	29%	5%	100%
Gross client inflows (1)	459.3	573.5	44.4	1,077.2
Gross client outflows (1)	(765.7)	(506.8)	(49.4)	(1,321.9)
Market appreciation/(depreciation) & other (2)	272.3	205.5	1.1	478.9
As of September 30, 2018	$14,943.8	$6,943.6	$1,184.5	$23,071.9	65%	30%	5%	100%
Average AUM for period	$14,982.1	$6,788.5	$1,180.2	$22,950.8

As of June 30, 2017	$16,613.8	$9,094.3	$1,367.4	$27,075.5	61%	34%	5%	100%
Gross client inflows (1)	468.0	278.0	54.6	800.6
Gross client outflows (1)	(1,193.5)	(1,014.5)	(103.6)	(2,311.6)
Market appreciation/(depreciation) & other (2)	491.8	479.6	9.9	981.3
As of September 30, 2017	$16,380.1	$8,837.4	$1,328.3	$26,545.8	62%	33%	5%	100%
Average AUM for period	$16,538.6	$9,125.2	$1,337.2	$27,001.0

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2017	$15,666.6	$8,120.6	$1,326.0	$25,113.2	63%	32%	5%	100%
Gross client inflows (1)	1,351.1	1,160.2	146.6	2,657.9
Gross client outflows (1)	(2,586.7)	(2,350.0)	(296.2)	(5,232.9)
Acquired/(disposed) assets	—	(251.6)	—	(251.6)
Market appreciation/(depreciation) & other (2)	512.8	264.4	8.1	785.3
As of September 30, 2018	$14,943.8	$6,943.6	$1,184.5	$23,071.9	65%	30%	5%	100%
Average AUM for period	$15,144.4	$7,122.6	$1,227.5	$23,494.5

As of December 31, 2016	$19,909.4	$10,463.9	$1,309.7	$31,683.0	63%	33%	4%	100%
Gross client inflows (1)	1,733.9	914.1	290.7	2,938.7
Gross client outflows (1)	(7,321.1)	(4,382.1)	(327.7)	(12,030.9)
Market appreciation/(depreciation) & other (2)	2,057.9	1,841.5	55.6	3,955.0
As of September 30, 2017	$16,380.1	$8,837.4	$1,328.3	$26,545.8	62%	33%	5%	100%
Average AUM for period	$17,917.8	$9,948.0	$1,316.9	$29,182.7
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for our key investment strategies and the relative performance of the industry benchmark over the periods indicated. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 81% of our AUM as of September 30, 2018.

Key Strategies	AUM as of September 30, 2018 (in millions)	Inception Date	Annualized Returns as of September 30, 2018 (1)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (2)	Inception
Long-Term Growth (30%-80% Equity Exposure)	$6,776.9	1/1/1973	5.6%	8.2%	5.8%	6.7%	6.5%	9.5%
Blended Benchmark: 55% S&P 500 Total Return / 45% Bloomberg Barclays Government/Credit Bond			6.5%	8.9%	7.0%	7.6%	5.5%	N/A
Core Non-U.S. Equity	$2,551.5	10/1/1996	1.0%	9.2%	2.2%	3.9%	5.6%	7.4%
Benchmark: ACWIxUS Index			1.8%	10.0%	4.1%	5.2%	3.7%	5.2%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$3,024.5	1/1/1973	4.0%	6.2%	4.4%	5.7%	5.8%	8.7%
Blended Benchmark: 40% S&P 500 Total Return / 60% Bloomberg Barclays Government/Credit Bond			4.5%	6.8%	5.8%	6.7%	5.4%	N/A
Equity-Oriented (70%-100% Equity Exposure)	$1,471.6	1/1/1993	13.4%	13.4%	8.4%	8.3%	7.3%	10.1%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			11.4%	13.3%	9.9%	9.6%	5.6%	8.7%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,038.5	4/1/2000	7.2%	9.7%	6.7%	7.4%	7.0%	7.0%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			9.0%	11.1%	8.5%	8.6%	5.6%	5.6%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$976.4	1/1/1995	17.8%	16.0%	10.3%	9.9%	8.2%	11.4%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			14.3%	15.7%	11.6%	10.7%	5.6%	9.3%
Rainier International Small Cap	$933.4	3/28/2012	7.0%	11.4%	10.5%	N/A (3)	N/A (3)	14.0%
Benchmark: MSCI ACWIxUS Small Cap Index			1.9%	11.2%	6.1%	N/A (3)	N/A (3)	7.5%
Conservative Growth (5%-35% Equity Exposure)	$497.7	4/1/1992	1.9%	3.6%	2.8%	4.3%	5.0%	5.9%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			1.9%	3.8%	3.6%	4.9%	4.9%	6.1%
Core U.S. Equity	$487.1	7/1/2000	20.2%	17.7%	12.1%	10.6%	N/A (3)	8.2%
Benchmark: Russell 3000® Index			17.6%	17.1%	13.5%	12.0%	N/A (3)	6.3%
Disciplined Value Unrestricted	$463.4	11/1/2003	15.4%	16.5%	11.9%	11.2%	N/A (3)	11.1%
Benchmark: Russell 1000 Value			9.5%	13.6%	10.7%	9.8%	N/A (3)	8.5%
Aggregate Fixed Income	$387.6	1/1/1984	(1.1)%	1.3%	1.8%	3.8%	4.5%	7.0%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			(1.2)%	1.3%	2.2%	3.8%	4.8%	7.0%
__________________________

(1)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(2)
Market cycle performance is calculated from April 1, 2000 to September 30, 2018. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

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
The Company serves as the investment adviser for the Fund, Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $7.3 billion, or 32%, of our AUM as of September 30, 2018. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $15.7 billion, or 68%, of our AUM as of September 30, 2018, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended September 30, 2018 approximately 98% of our revenue was earned from clients located in the United States.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 18.2% in Manning & Napier Group as of September 30, 2018 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Changes to our accounting policies as a result of adopting Topic 606 are discussed under "Revenue" and "Costs to Obtain a Contract" of Note 2, "Summary of Significant Accounting Policies" and under "Adoption of ASU 2014-09, Revenue from contracts with customers (Topic 606)" of Note 3, "Revenue, Contract Assets and Contract Liabilities" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Assets Under Management
The following table reflects changes in our AUM for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,		Period-to-Period
	2018	2017	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$15,605.9	$17,714.9	$(2,109.0)	(12)%
Gross client inflows (1)	390.4	407.2	(16.8)	(4)%
Gross client outflows (1)	(633.7)	(1,383.4)	749.7	(54)%
Market appreciation (depreciation) & other (2)	369.9	621.6	(251.7)	(40)%
Ending assets under management	$15,732.5	$17,360.3	$(1,627.8)	(9)%
Average AUM for period	$15,728.0	$17,707.0	$(1,979.0)	(11)%

Mutual funds and collective investment trusts
Beginning assets under management	$7,231.8	$9,360.6	$(2,128.8)	(23)%
Gross client inflows (1)	686.8	393.4	293.4	75%
Gross client outflows (1)	(688.2)	(928.2)	240.0	(26)%
Market appreciation (depreciation) & other (2)	109.0	359.7	(250.7)	(70)%
Ending assets under management	$7,339.4	$9,185.5	$(1,846.1)	(20)%
Average AUM for period	$7,222.8	$9,294.0	$(2,071.2)	(22)%

Total assets under management
Beginning assets under management	$22,837.7	$27,075.5	$(4,237.8)	(16)%
Gross client inflows (1)	1,077.2	800.6	276.6	35%
Gross client outflows (1)	(1,321.9)	(2,311.6)	989.7	(43)%
Market appreciation (depreciation) & other (2)	478.9	981.3	(502.4)	(51)%
Ending assets under management	$23,071.9	$26,545.8	$(3,473.9)	(13)%
Average AUM for period	$22,950.8	$27,001.0	$(4,050.2)	(15)%
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $3.5 billion from $26.5 billion at September 30, 2017 to $23.1 billion at September 30, 2018. The decrease was attributable to net client outflows of $4.6 billion and disposed assets of $0.4 billion, partially offset by market appreciation of $1.5 billion. Net client outflows consisted of approximately $2.7 billion of net outflows for separate accounts and $1.9 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from September 30, 2017 to September 30, 2018 consisted of a $1.4 billion, or 9% decrease in our blended asset portfolio, a $1.9 billion, or 21% decrease in our equity portfolio, and a decrease of $0.1 billion, or 11% in our fixed income portfolio.
While many of our key strategies report favorable one year and long term annualized returns, we attribute our net cash outflows to challenging five year annualized returns where our key investment strategies have trailed their related benchmarks. In addition, we face increased competition from lower fee passive investment products. Our ability to improve cash flows going forward will depend on our ability to sustain the improved investment performance we achieved over the past year and execute on our strategic initiatives focused on gathering and retaining client assets.
The total AUM increase of $0.3 billion, to $23.1 billion at September 30, 2018 from $22.8 billion at June 30, 2018 was attributable to market appreciation of $0.5 billion, partially offset by net client cash outflows of $0.2 billion. Net client outflows consisted of approximately $0.2 billion for separate accounts while outflows in mutual fund and collective investment trust were offset by cash inflows for the quarter. The blended investment gain was 2.4% in separately managed accounts and 1.5% in mutual funds and collective investment trusts. By portfolio, our AUM decreased by $34.1 million in our blended asset portfolio and $3.9 million in our fixed income portfolio, while our equity portfolio increased by $0.2 billion.
As of September 30, 2018, the composition of our AUM was 68% in separate accounts and 32% in mutual funds and collective investment trusts, compared to 65% in separate accounts and 35% in mutual funds and collective investment trusts at September 30, 2017. The composition of our AUM across portfolios at September 30, 2018 was 65% in blended assets, 30% in equity, and 5% in fixed income, compared to 62% in blended assets, 33% in equity, and 5% in fixed income at September 30, 2017.
For our separate accounts, gross client inflows of $0.4 billion were offset by approximately $0.6 billion of gross client outflows during the three months ended September 30, 2018. The $0.4 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and $0.2 billion into our equity portfolio. During the three months ended September 30, 2018, 60% of our separate account gross client inflows were derived from our Direct Channel. With regard to gross client outflows, cancellations were approximately $0.3 billion. Withdrawals from existing accounts were approximately $0.3 billion. Outflows during the third quarter 2018 were 63%, 32% and 5% from blended, equity and fixed income portfolios, respectively. Our separate account clients redeemed assets at a rate of 16% during the quarter, compared to a 25% redemption rate over the trailing twelve months ended September 30, 2018. Our annualized separate account retention rate across all channels was 92% during the three months ended September 30, 2018 compared to 84% for the rolling 12 months ended September 30, 2018.
Gross client inflows of $0.7 billion were offset by gross client outflows of $0.7 billion for our mutual fund and collective investment trusts during the three months ended September 30, 2018. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.3 billion, or 39%, of mutual fund and collective trust fund gross client inflows during the three months ended September 30, 2018. Gross inflows into our equity products were $0.4 billion or 57% of mutual fund and collective trust fund gross inflows, largely due to inflows into the Rainier International Discovery series. With regard to gross client outflows, $0.4 billion, or 53%, of mutual fund and collective investment trust gross client outflows were from our blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and related data for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,		Period-to-Period
	2018	2017	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$24,228	$27,182	$(2,954)	(11)%
Mutual funds and collective investment trusts	10,596	15,672	(5,076)	(32)%
Distribution and shareholder servicing	2,974	3,473	(499)	(14)%
Custodial services	2,021	1,925	96	5%
Other revenue	729	586	143	24%
Total revenue	40,548	48,838	(8,290)	(17)%
Expenses
Compensation and related costs	23,105	22,287	818	4%
Distribution, servicing and custody expenses	4,518	6,920	(2,402)	(35)%
Other operating costs	8,392	7,887	505	6%
Total operating expenses	36,015	37,094	(1,079)	(3)%
Operating income	4,533	11,744	(7,211)	(61)%
Non-operating income (loss)
Non-operating income (loss), net	719	847	(128)	(15)%
Income before provision for income taxes	5,252	12,591	(7,339)	(58)%
Provision for income taxes	274	739	(465)	(63)%
Net income attributable to controlling and noncontrolling interests	4,978	11,852	(6,874)	(58)%
Less: net income attributable to noncontrolling interests	4,198	10,331	(6,133)	(59)%
Net income attributable to Manning & Napier, Inc.	$780	$1,521	$(741)	(49)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.05	$0.10
Diluted	$0.05	$0.10
Weighted average shares of Class A common stock outstanding
Basic	14,740,541	14,249,347
Diluted	78,096,830	78,210,019
Cash dividends declared per share of Class A common stock	$0.08	$0.08

Other financial and operating data
Economic net income (1)	$3,728	$7,681	$(3,953)	(51)%
Economic net income per adjusted share (1)	$0.05	$0.10
Weighted average adjusted Class A common stock outstanding (1)	78,751,512	79,060,711
_______________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Separately managed account revenue decreased by $3.0 million, or 11%, to $24.2 million for the three months ended September 30, 2018 from $27.2 million for the three months ended September 30, 2017. This decrease is driven primarily by an 11% decrease in our average separately managed account AUM for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. On an annualized basis, our average separately managed account fee for the three months ended September 30, 2018 decreased slightly to 0.61% from 0.62% for the full year 2017. For both periods our separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of September 30, 2018, the concentration of investments in our separately managed account assets was 63% blended assets, 30% equity and 7% fixed income, compared to 62% blended assets, 31% equity and 7% fixed income as of September 30, 2017.
Mutual fund and collective investment trust revenue decreased by $5.1 million, or 32%, to $10.6 million for the three months ended September 30, 2018 from $15.7 million for the three months ended September 30, 2017. This decrease is driven primarily by a 22%, or $2.1 billion, decrease in our average mutual fund and collective investment trust AUM for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. In addition, with the adoption of Topic 606, effective January 1, 2018, third party record-keeping and administrative services for employee benefit plans participating in our collective investment trusts of $0.7 million for the three months ended September 30, 2018 are presented net as a reduction of mutual fund and collective investment trust revenue. Prior to the adoption of Topic 606, third party record-keeper fees associated with our collective investment trusts were reported as distribution, servicing and custody expense. On an annualized basis, our average fee on mutual fund and collective investment trust products decreased slightly to 0.75% for the three months ended September 30, 2018 from 0.77% for the full year 2017. Management fees earned on our mutual fund and collective investment trust management fees ranged from 0.14% to 1.00%, depending on investment strategy, for the three months ended September 30, 2018 and 2017. As of September 30, 2018, the concentration of assets in our mutual fund and collective investment trusts was 67% blended assets, 32% equity and 1% fixed income, compared to 62% blended assets, 37% equity and 1% fixed income as of September 30, 2017.
Distribution and shareholder servicing revenue decreased by $0.5 million, or 14%, to $3.0 million for the three months ended September 30, 2018 from $3.5 million for the three months ended September 30, 2017. This decrease was driven by a reduction in mutual fund and collective trust average AUM of 22% for the same period; however, the reduction in mutual fund and collective trust AUM has exceeded the reduction in distribution and shareholder servicing revenue due to the fact that net outflows have been concentrated in those funds where there is not a distribution and shareholder fee.
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
Operating Expenses
Our operating expenses decreased by $1.1 million, or 3%, to $36.0 million for the three months ended September 30, 2018 from $37.1 million for the three months ended September 30, 2017.
Compensation and related costs increased by $0.8 million, or 4%, to $23.1 million for the three months ended September 30, 2018 from $22.3 million for the three months ended September 30, 2017. Included within compensation and related costs in the three months ended September 30, 2018 were approximately $2.4 million of employee severance costs for both voluntary and involuntary workforce reductions related to our recent business review. These employee severance costs were the primary driver of the increase as compared to the three months ended September 30, 2017. This increase was partially offset by a 12% reduction in average workforce, decreases in our executive team compensation and by lower variable incentive costs as a result of the reduction in AUM and revenue. When considered as a percentage of revenue, compensation and related costs for the three months ended September 30, 2018 was 57% compared to 46% for the three months ended September 30, 2017. We anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $2.4 million, or 35%, to $4.5 million for the three months ended September 30, 2018 from $6.9 million for the three months ended September 30, 2017. The decrease was generally driven by a 22% decrease in mutual fund and collective investment trust average AUM for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Approximately $0.7 million of the decrease compared to the third quarter of 2017 is a result of the January 1, 2018 adoption of Topic 606, at which time we began recording fees paid to third parties who provide record-keeping and administrative services for employee benefit plans participating in our collective investment trusts as a reduction of revenue. Prior to January 1, 2018, these fees were reported as an expense. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.25% for the three months ended September 30, 2018, compared to 0.30% for the three months ended September 30, 2017.
Other operating costs for the three months ended September 30, 2018 were $8.4 million, compared to $7.9 million for the three months ended September 30, 2017. The 2018 period includes approximately $0.5 million of expense for fees due to a third party who provides accounting and administrative services. Prior to the adoption of Topic 606 on January 1, 2018, these fees were recorded as a reduction of other revenue (see Note 3). As a percentage of revenue, other operating costs were 21% for the three months ended September 30, 2018 and 16% for the three months ended September 30, 2017.
Non-Operating Income (Loss)
Non-operating income for the three months ended September 30, 2018 was $0.7 million, a decrease of $0.1 million, from non-operating income of $0.8 million for the three months ended September 30, 2017. The following table reflects the components of non-operating income (loss) for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,		Period-to-Period
	2018	2017	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(18)	$(22)	$4	(18)%
Interest and dividend income (1)	519	191	328	172%
Change in liability under tax receivable agreement	113	(33)	146	*
Net gains (losses) on investments (2)	105	711	(606)	(85)%
Total non-operating income (loss)	$719	$847	$(128)	(15)%
__________________________

(*)	Percentage change not meaningful

(1)
The increase in interest and dividend income for the three months ended September 30, 2018 compared to 2017 is attributable to an increase in investments, including U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with an increase in interest rates.

(2)
Amounts represent net income on investments we held to provide initial cash seeding for product development purposes. The amount varies depending on the performance of our investments and the overall amount of our investments in seeded products.

Provision for Income Taxes
Our tax provision decreased by $0.5 million to $0.3 million for the three months ended September 30, 2018 from $0.7 million for the three months ended September 30, 2017. The change was primarily driven by the enactment of the U.S. Tax Reform in 2017, which reduced the federal corporate income tax rate from 35% to 21%, among other things. The remaining decrease is driven by a decrease in taxable earnings compared to the prior year.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Assets Under Management
The following table reflects changes in our AUM for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Period-to-Period
	2018	2017	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$16,856.6	$18,801.9	$(1,945.3)	(10)%
Gross client inflows (1)	1,140.1	1,384.3	(244.2)	(18)%
Gross client outflows (1)	(2,859.2)	(5,223.1)	2,363.9	(45)%
Market appreciation (depreciation) & other (2)	595.0	2,397.2	(1,802.2)	(75)%
Ending assets under management	$15,732.5	$17,360.3	$(1,627.8)	(9)%
Average AUM for period	$15,992.1	$18,397.8	$(2,405.7)	(13)%
Mutual funds and collective investment trusts
Beginning assets under management	$8,256.6	$12,881.1	$(4,624.5)	(36)%
Gross client inflows (1)	1,517.8	1,554.4	(36.6)	(2)%
Gross client outflows (1)	(2,373.7)	(6,807.8)	4,434.1	(65)%
Acquired/(disposed) assets	(251.6)	—	(251.6)	*
Market appreciation (depreciation) & other (2)	190.3	1,557.8	(1,367.5)	(88)%
Ending assets under management	$7,339.4	$9,185.5	$(1,846.1)	(20)%
Average AUM for period	$7,502.4	$10,784.9	$(3,282.5)	(30)%
Total assets under management
Beginning assets under management	$25,113.2	$31,683.0	$(6,569.8)	(21)%
Gross client inflows (1)	2,657.9	2,938.7	(280.8)	(10)%
Gross client outflows (1)	(5,232.9)	(12,030.9)	6,798.0	(57)%
Acquired/(disposed) assets	(251.6)	—	(251.6)	*
Market appreciation (depreciation) & other (2)	785.3	3,955.0	(3,169.7)	(80)%
Ending assets under management	$23,071.9	$26,545.8	$(3,473.9)	(13)%
Average AUM for period	$23,494.5	$29,182.7	$(5,688.2)	(19)%
________________________

(*)	Percentage change not meaningful

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $3.5 billion from $26.5 billion at September 30, 2017 to $23.1 billion at September 30, 2018. The decrease was attributable to net client outflows of $4.6 billion and disposed assets of $0.4 billion, partially offset by market appreciation of $1.5 billion. Net client outflows consisted of approximately $2.7 billion of net outflows for separate accounts and $1.9 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from September 30, 2017 to September 30, 2018 consisted of a $1.4 billion, or 9% decrease in our blended asset portfolio, a $1.9 billion, or 21% decrease in our equity portfolio, and a decrease of $0.1 billion, or 11%, in our fixed income portfolio.
While many of our key strategies report favorable one year and long term annualized returns, we attribute our net cash outflows to challenging five year annualized returns where our key investment strategies have trailed their related benchmarks. In addition, we face increased competition from lower fee passive investment products. Our ability to improve cash flows going forward will depend on our ability to sustain the improved investment performance we achieved over the past year and execute on our strategic initiatives focused on gathering and retaining client assets.

The total AUM decrease of $2.0 billion, or 8%, to $23.1 billion at September 30, 2018 from $25.1 billion at December 31, 2017 was attributable to net client cash outflows of $2.6 billion, and disposed assets of $0.3 billion, partially offset by market appreciation of $0.8 billion. Included in net client flows during the nine months ended September 30, 2018 were net client outflows in separately managed accounts of approximately $1.7 billion and mutual funds and collective investment trusts of approximately $0.9 billion. The blended investment gain was 3.5% in separately managed accounts and 2.3% in mutual funds and collective investment trusts. By portfolio, our net $2.0 billion AUM decrease was derived from a decrease of $0.7 billion, or 5%, in our blended asset portfolio and $1.2 billion, or 14%, in our equity portfolio, and $0.1 billion, or 11%, in our fixed income portfolio.
As of September 30, 2018, the composition of our AUM was 68% in separate accounts and 32% in mutual funds and collective investment trusts, compared to 65% in separate accounts and 35% in mutual funds and collective investment trusts at September 30, 2017. The composition of our AUM across portfolios at September 30, 2018 was 65% in blended assets, 30% in equity, and 5% in fixed income, compared to 62% in blended assets, 33% in equity, and 5% in fixed income at September 30, 2017.
With regard to our separate accounts, gross client inflows of $1.1 billion were offset by approximately $2.9 billion of gross client outflows during the nine months ended September 30, 2018. The $1.1 billion of gross client inflows included $0.5 billion into our blended asset portfolios, $0.5 billion into our equity portfolios and less than $0.1 billion into fixed income portfolios. During the nine months ended September 30, 2018, 62% of our separate account gross client inflows were derived from our Direct Channel. Gross client inflows were split with 83% contributions from existing accounts and 17% from new relationships. With regard to gross client outflows, cancellations were approximately $1.8 billion. Withdrawals from existing accounts were approximately $1.0 billion. Our blended asset and equity portfolios each experienced net client outflows of approximately $0.8 billion. Our separate account clients redeemed assets at a rate of 23% during the nine months ended September 30, 2018, compared to a 25% redemption rate over the trailing twelve months ended September 30, 2018. The annualized separate account retention rate was 86% for the nine months ended September 30, 2018, compared to 85% for the rolling twelve months ended September 30, 2018.
Net client outflows of $0.9 billion from our mutual fund and collective investment trusts included gross client inflows of $1.5 billion offset by gross client outflows of $2.4 billion during the nine months ended September 30, 2018. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.8 billion, or 52%, of mutual fund and collective trust fund gross client inflows during the nine months ended September 30, 2018. With regard to gross client outflows, $1.2 billion, or 52%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and other data for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Period-to-Period
	2018	2017	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$74,066	$84,651	$(10,585)	(13)%
Mutual funds and collective investment trusts	32,606	52,763	(20,157)	(38)%
Distribution and shareholder servicing	9,185	9,867	(682)	(7)%
Custodial services	5,838	6,282	(444)	(7)%
Other revenue	2,197	2,296	(99)	(4)%
Total revenue	123,892	155,859	(31,967)	(21)%
Expenses
Compensation and related costs	68,567	67,901	666	1%
Distribution, servicing and custody expenses	13,801	21,415	(7,614)	(36)%
Other operating costs	23,425	23,099	326	1%
Total operating expenses	105,793	112,415	(6,622)	(6)%
Operating income	18,099	43,444	(25,345)	(58)%
Non-operating income (loss)
Non-operating income (loss), net	1,586	2,835	(1,249)	(44)%
Income before provision for income taxes	19,685	46,279	(26,594)	(57)%
Provision for income taxes	1,244	3,324	(2,080)	(63)%
Net income attributable to controlling and noncontrolling interests	18,441	42,955	(24,514)	(57)%
Less: net income attributable to noncontrolling interests	15,681	37,852	(22,171)	(59)%
Net income attributable to Manning & Napier, Inc.	$2,760	$5,103	$(2,343)	(46)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.18	$0.35
Diluted	$0.18	$0.35
Weighted average shares of Class A common stock outstanding
Basic	14,583,570	14,135,288
Diluted	78,134,657	14,241,642
Cash dividends declared per share of Class A common stock	$0.24	$0.24

Other financial and operating data
Economic net income (1)	$13,976	$28,230	$(14,254)	(50)%
Economic net income per adjusted share (1)	$0.18	$0.35
Weighted average adjusted Class A common stock outstanding (1)	78,868,123	79,747,791
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Separately managed account revenue decreased by $10.6 million, or 13%, to $74.1 million for the nine months ended September 30, 2018 from $84.7 million for the nine months ended September 30, 2017. This decrease is driven primarily by a 13% decrease in our average separately managed account AUM for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. On an annualized basis, our average separately managed account fee for the nine months ended September 30, 2018 remained consistent at 0.62% when compared to the full year 2017. For both periods our separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of September 30, 2018, the concentration of investments in our separately managed account assets was 63% blended assets, 30% equity and 7% fixed income, compared to 62% blended assets, 31% equity and 7% fixed income as of September 30, 2017.
Mutual fund and collective investment trust revenue decreased by $20.2 million, or 38%, to $32.6 million for the nine months ended September 30, 2018 from $52.8 million for the nine months ended September 30, 2017. This decrease is driven primarily by a 30%, or $3.2 billion, decrease in our average mutual fund and collective investment trust AUM for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. In addition, with the adoption of Topic 606, effective January 1, 2018, third party record-keeping and administrative services for employee benefit plans participating in our collective investment trusts of $2.0 million for the nine months ended September 30, 2018 are presented net as a reduction of mutual fund and collective investment trust revenue. Prior to the adoption of Topic 606, third party record-keeper fees associated with our collective investment trusts were reported as distribution, servicing and custody expense. On an annualized basis, our average fee on mutual fund and collective investment trust products decreased to 0.74% for the nine months ended September 30, 2018 from 0.77% for the full year 2017. Management fees earned on our mutual fund and collective investment trust management fees ranged from 0.14% to 1.00%, depending on investment strategy, for the nine months ended September 30, 2018 and 2017. As of September 30, 2018, the concentration of assets in our mutual fund and collective investment trusts was 67% blended assets, 32% equity and 1% fixed income, compared to 62% blended assets, 37% equity and 1% fixed income as of September 30, 2017.
Distribution and shareholder servicing revenue decreased by $0.7 million, or 7%, to $9.2 million for the nine months ended September 30, 2018 from $9.9 million for the nine months ended September 30, 2017. This decrease is driven by a reduction in mutual fund and collective trust average AUM of 30% for the same period; however, the reduction in mutual fund and collective trust AUM has exceeded the reduction in distribution and shareholder servicing revenue due to the fact that net outflows have been concentrated in those funds where there is not a distribution and shareholder fee. In addition, during the second quarter of 2017 there was a shift of AUM into funds that have a shareholder servicing fee.
Custodial services revenue decreased by $0.4 million, or 7%, to $5.8 million for the nine months ended September 30, 2018 from $6.3 million for the nine months ended September 30, 2017. The decrease primarily relates to decreases in our collective investment trust AUM.
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
Operating Expenses
Our operating expenses decreased by $6.6 million, or 6%, to $105.8 million for the nine months ended September 30, 2018 from $112.4 million for the nine months ended September 30, 2017.
Compensation and related costs increased by $0.7 million, or 1%, to $68.6 million for the nine months ended September 30, 2018 from $67.9 million for the nine months ended September 30, 2017. The increase was driven by changes in our executive team compensation and employee severance costs recorded during the third quarter of 2018, consisting of both voluntary and involuntary workforce reductions, partially offset by a 10% reduction in average workforce and by lower variable incentive costs as a result of the reduction in AUM and revenue. When considered as a percentage of revenue, compensation and related costs for the nine months ended September 30, 2018 was 55% compared to 44% in 2017. We anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $7.6 million, or 36%, to $13.8 million for the nine months ended September 30, 2018 from $21.4 million for the nine months ended September 30, 2017. The decrease was generally driven by a 30% decrease in mutual fund and collective investment trust average AUM for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Approximately $2.0 million of the decrease from the prior year is a result of the January 1, 2018 adoption of Topic 606, at which time we began recording fees paid to third parties who provide record-keeping and administrative services for employee benefit plans participating in our collective investment trusts as a reduction of revenue. Prior to January 1, 2018, these fees were reported as expense. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.25% for the nine months ended September 30, 2018, compared to 0.27% for the nine months ended September 30, 2017.
Other operating costs increased by $0.3 million, or 1%, to $23.4 million for the nine months ended September 30, 2018 from $23.1 million for the nine months ended September 30, 2017. The 2018 period reflects a $2.1 million operating gain from the sale of our Rainier U.S. mutual funds during the first quarter of 2018, as well as approximately $1.5 million of expense for fees due to a third party who provides accounting and administrative services. Prior to the adoption of Topic 606 on January 1, 2018, these fees were recorded as a reduction of other revenue (see Note 3). As a percentage of revenue, other operating costs for the nine months ended September 30, 2018 was 19% compared to 15% for the nine months ended September 30, 2017.
Non-Operating Income (Loss)
Non-operating income for the nine months ended September 30, 2018 was $1.6 million, a decrease of $1.2 million, from non-operating income of $2.8 million for the nine months ended September 30, 2017. The following table reflects the components of non-operating income (loss) for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Period-to-Period
	2018	2017	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(48)	$(34)	$(14)	41%
Interest and dividend income (1)	1,395	609	786	129%
Change in liability under tax receivable agreement (2)	404	(33)	437	*
Net gains (losses) on investments (3)	(165)	2,293	(2,458)	*
Total non-operating income (loss)	$1,586	$2,835	$(1,249)	(44)%
__________________________

(*)	Percentage change not meaningful

(1)
The increase in interest and dividend income for the nine months ended September 30, 2018 compared to 2017 is attributable to an increase in investments, including U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with an increase in interest rates.

(2)
The change in the liability under the tax receivable agreement for the nine months ended September 30, 2018 is attributed to a reduction in our effective tax rate and a corresponding decrease in the payment of the tax benefit.

(3)
Amounts represent net income on investments we held to provide initial cash seeding for product development purposes. The amount varies depending on the performance of our investments and the overall amount of our investments in seeded products.

Provision for Income Taxes
Our tax provision decreased by $2.1 million to $1.2 million for the nine months ended September 30, 2018 from $3.3 million for the nine months ended September 30, 2017. The change was primarily driven by the enactment of the U.S. Tax Reform in 2017. The U.S. Tax Reform reduced the federal corporate income tax rate from 35% to 21%, among other things. The remaining decrease is driven by a decrease in taxable earnings compared to the prior year.

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

Economic net income is a non-GAAP measure of after-tax operating performance and equals our income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense at an effective rate of 29.0% for the three and nine months ended September 30, 2018, and 39.0% for the three and nine months ended September 30, 2017, reflecting assumed federal, state and local income taxes. Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group and unvested equity awards are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. Our management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP. Additionally, our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth our other financial and operating data for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except share data)
Income before provision for income taxes	$5,252	$12,591	$19,685	$46,279
Economic net income (Non-GAAP)	$3,728	$7,681	$13,976	$28,230
Economic net income per adjusted share (Non-GAAP)	$0.05	$0.10	$0.18	$0.35
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	78,751,512	79,060,711	78,868,123	79,747,791
The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$780	$1,521	$2,760	$5,103
Add back: Net income attributable to noncontrolling interests	4,198	10,331	15,681	37,852
Add back: Provision for income taxes	274	739	1,244	3,324
Income before provision for income taxes	5,252	12,591	19,685	46,279
Adjusted income taxes (Non-GAAP)	1,524	4,910	5,709	18,049
Economic net income (Non-GAAP)	$3,728	$7,681	$13,976	$28,230

Weighted average shares of Class A common stock outstanding - Basic	14,740,541	14,249,347	14,583,570	14,135,288
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	63,349,721	63,937,284	63,537,114	64,541,055
Weighted average unvested restricted share-based awards	661,250	874,080	747,439	1,071,448
Weighted average adjusted shares (Non-GAAP)	78,751,512	79,060,711	78,868,123	79,747,791

Economic net income per adjusted share (Non-GAAP)	$0.05	$0.10	$0.18	$0.35

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
The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$76,706	$78,262
Accounts receivable	$13,276	$15,337
Investment securities	$69,993	$70,404
Amounts payable under tax receivable agreement (1)	$18,961	$21,827
Contingent consideration liability (2)	$—	$—
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2018 and December 31, 2017, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2018 and 2017. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and for cash management purposes, and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Nine months ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$12,977	$41,317
Net cash provided by investing activities	1,359	687
Net cash used in financing activities	(15,892)	(39,501)
Net (decrease) increase in cash and cash equivalents	$(1,556)	$2,503

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Operating Activities
Operating activities provided $13.0 million and $41.3 million of net cash for the nine months ended September 30, 2018 and 2017, respectively. The overall $28.3 million decrease in net cash provided by operating activities for the nine months ended September 30, 2018 compared to 2017 was due to a decrease in net income after adjustment for non-cash items of approximately $26.1 million driven by lower revenues resulting primarily from changes in our average AUM, and by a decrease of approximately $2.3 million in operating assets and liabilities.
Investing Activities
Investing activities provided $1.4 million and $0.7 million of net cash for the nine months ended September 30, 2018 and 2017, respectively. This change was primarily driven by changes in investing activities of $1.3 million due to our funding of and timing of activity within our investment securities and by $2.1 million of proceeds received for the sale of a Rainier U.S. mutual fund during the first quarter of 2018. During the nine months ended September 30, 2018, total net investment activity received approximately $0.2 million of cash compared to $1.4 million for the nine months ended September 30, 2017. Included in the 2018 investment activity was approximately $0.7 million, net, of proceeds from the seeding and redemption of certain seeded portfolios for product development purposes. In addition, approximately $1.3 million, net, was received of cash from short-term investments for cash management purposes and certain U.S. Treasury Notes during the nine months ended September 30, 2018. Our purchases of property and equipment were approximately $1.4 million and $1.1 million during the nine months ended September 30, 2018 and 2017, respectively.
Financing Activities
Financing activities used $15.9 million and $39.5 million of net cash for the nine months ended September 30, 2018 and 2017, respectively. This overall $23.6 million decrease in cash used in the nine months ended September 30, 2018 was primarily the result of a reduction in distributions to noncontrolling interests of $14.3 million and dividends paid on Class A common stock of $1.2 million driven by lower income after adjustment for non-cash items in 2018 compared to 2017. We used $1.9 million of cash during the nine months ended September 30, 2018 for the purchase of Class A Units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO, compared to $9.8 million during 2017. This decrease of $7.9 million of cash used was due to a lower exchange price and a lower number of units exchanged in 2018.
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
On July 24, 2018, the Board of Directors declared an $0.08 per share dividend to the holders of Class A common stock. The dividend was paid on November 1, 2018 to shareholders of record as of October 15, 2018.
On October 23, 2018, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 1, 2019 to shareholders of record as of January 15, 2019.
We currently intend to pay quarterly cash dividends on our Class A common stock. The reduction from the previous quarterly dividend of $0.08 per share is expected to provide us with additional financial flexibility while we pursue initiatives to strengthen our core business and infrastructure. We continue to maintain a meaningful cash position to support ongoing operations and key initiatives as identified within our strategic business plan. The Board of Directors will continue to review the dividend on a quarter-by-quarter basis.
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
Contractual Obligations
As of December 31, 2017, our contractual obligation for our primary office facility was approximately $14.5 million, or $2.9 million annually, under an operating lease expiring on December 31, 2022. Subsequent to December 31, 2017, we entered into an amended lease agreement for these facilities, expiring on January 31, 2028. As of September 30, 2018, our contractual obligation related to these facilities was approximately $24.2 million, or $2.6 million annually. There have been no other material changes in our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2018.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
 Dated: November 8, 2018

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