Form 10-K
period 2018-12-31
Manning & Napier, Inc.
filed 2019-03-27
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46.0 million based on the closing price of $3.10 for one share of common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2019
Class A common stock, $0.01 par value per share	15,684,573
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be held June 12, 2019 are incorporated by reference into Part III of this Form 10-K.

In this Annual Report on Form 10-K, “we,” “our,” “us,” the “Company,” “Manning & Napier” and the “Registrant” refers to Manning & Napier, Inc. and, unless the context otherwise requires, its direct and indirect subsidiaries and predecessors on a consolidated basis.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect the views of Manning & Napier, Inc. ("we," "our," or "us") with respect to, among other things, our operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "could," "intends," "likely," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections of this report which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of our products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; changes to our dividend policy; risks related to the accuracy of the estimates and assumptions we used to revalue our net deferred tax assets in accordance with the Tax Cuts and Jobs Act (the "U.S. Tax Reform"); and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I
Item 1.         Business.
Overview
Manning & Napier, Inc. is an independent investment management firm that provides our clients with a broad range of financial solutions and investment strategies. Founded in 1970 and headquartered in Fairport, New York, we serve a diversified client base of high-net-worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, platforms, endowments and foundations. Our investment strategies offer equity, fixed income and a range of blended asset portfolios by employing traditional and quantitative approaches.
Since our inception, our objective has been to create and develop deep client relationships, allowing us to understand our client's financial needs and objectives. Our goal is to provide comprehensive solutions, high-touch service, and attractive investment strategies in today’s ever-changing financial marketplace.
Initially, this approach helped us build a client base of high-net-worth individuals, small business owners and middle market institutions using separately managed accounts, and we maintain these relationships in many targeted geographic regions. Over time, we were able to expand on this foundation with additional strategies and solutions, including the use of mutual funds and collective investment trusts to serve larger institutions, defined contribution plans, and unions as well as those clients that may utilize investment consultants or other intermediaries.
A key aspect of our client service approach is a commitment to retaining internal subject matter experts that can provide consultative services beyond investment management, which we believe helps us attract new clients and build close relationships with existing clients. We have designed solutions that can be tailored to specific client needs, such as our family wealth management service, endowment and foundation services, and custody and trust services. We believe this service-oriented approach, combined with competitive long-term investment performance, has allowed us to achieve a high average annual separate account retention rate throughout our history.
From an investment standpoint, our strategies are designed to provide competitive absolute returns over the long-term by employing time-tested, disciplined research processes. While the mechanics of these processes may differ depending on the strategy, all of our solutions work from the underlying belief that active management is the best investment approach for meeting long-term client objectives. Additionally, our investment team's compensation structure has been designed with a focus on aligning our business outcomes with positive client outcomes.
Over the course of our nearly 50 year history, we view our team-based, client-centric approach as imperative to our success and distinct within the industry. As of December 31, 2018, we have twelve mutual fund share classes rated with four or five stars by Morningstar, and a number of our investment strategies have built value-added track records over multiple decades. Recently, however, the three- and five-year performance of several of our key strategies has been mixed.
Performance challenges, along with the trend toward passive investing, especially amongst institutional investors, resulted in assets under management ("AUM") declines starting in 2014. Our active approach can cause us to be out of favor relative to benchmarks and/or peers over shorter time periods, and these short-term deviations can lead to changes in AUM trends over time. The following chart reflects our AUM as of December 31 for each of the last 10 years:

As of December 31, 2018, our investment management offerings include approximately 49 distinct separate account composites and 58 mutual funds and collective investment trusts. We believe we have cultivated a robust menu of actively managed strategies that address client needs including traditional, quantitative, and specialized portfolios.
Our AUM as of December 31, 2018 by investment vehicle and portfolio were as follows:

The following table summarizes the annualized returns for several of our key investment strategies and relevant benchmarks. Since inception and over long-term periods, we believe our strategies have earned attractive returns on both an absolute and relative basis. We recognize, however, that some key strategies have mixed track records over the past several years. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 78% of our AUM as of December 31, 2018.

Key Strategies	AUM as of December 31, 2018 (in millions)	Inception Date	Annualized Returns as of December 31, 2018 (1)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (2)	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,841.5	1/1/1973	(3.0)%	4.9%	3.4%	8.0%	6.0%	9.3%
Blended Index (4)			(4.0)%	5.4%	4.6%	8.1%	5.0%	8.6%
Core Non-U.S. Equity	$1,850.1	10/1/1996	(16.8)%	1.6%	(2.0)%	5.1%	4.6%	6.5%
Benchmark: ACWIxUS Index			(14.2)%	4.5%	0.7%	6.6%	3.0%	4.6%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,695.9	1/1/1973	(2.2)%	3.8%	2.7%	6.6%	5.5%	8.5%
Blended Index (5)			(2.8)%	4.5%	4.1%	6.9%	5.0%	8.3%
Equity-Oriented (70%-100% Equity Exposure)	$1,284.2	1/1/1993	(4.9)%	7.1%	4.3%	10.1%	6.5%	9.5%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			(6.1)%	7.2%	5.8%	10.5%	4.8%	8.1%
Equity-Focused Blend (50%-90% Equity Exposure)	$965.5	4/1/2000	(3.8)%	5.4%	3.7%	8.8%	6.4%	6.4%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			(5.0)%	6.3%	5.2%	9.4%	4.9%	4.9%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$750.9	1/1/1995	(4.5)%	8.3%	5.3%	11.3%	7.2%	10.6%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			(7.0)%	8.1%	6.5%	11.9%	4.7%	8.6%
Core U.S. Equity	$383.1	7/1/2000	(3.5)%	9.8%	6.7%	12.1%	N/A (3)	7.2%
Benchmark: Russell 3000® Index			(5.2)%	9.0%	7.9%	13.2%	N/A (3)	5.3%
Conservative Growth (5%-35% Equity Exposure)	$478.2	4/1/1992	(0.9)%	2.6%	2.0%	4.5%	4.8%	5.7%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			(0.6)%	3.0%	3.0%	4.9%	4.7%	6.0%
Aggregate Fixed Income	$347.6	1/1/1984	0.2%	1.8%	2.0%	3.4%	4.5%	7.0%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			0.0%	2.1%	2.5%	3.5%	4.8%	7.0%
Rainier International Small Cap	$738.3	3/28/2012	(18.0)%	2.9%	4.6%	N/A (3)	N/A (3)	10.1%
Benchmark: MSCI ACWIxUS Small Cap Index			(18.2)%	3.8%	2.0%	N/A (3)	N/A (3)	4.8%
Disciplined Value	$433.7	11/1/2003	(3.2)%	10.2%	7.8%	11.6%	N/A (3)	10.2%
Benchmark: Russell 1000 Value			(8.3)%	7.0%	6.0%	11.2%	N/A (3)	7.5%
__________________________

(1)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(2)
The market cycle performance numbers are calculated from April 1, 2000 to December 31, 2018. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

(3)	Performance not available given the product's inception date.

(4)
Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988-12/31/2018. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg Barclays U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russel 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg Barclays U.S. Aggregate Bond Index ("BAB")

(5)
Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987 and the 30/10/60 Blended Index from 01/01/1988-12/31/2018. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB.

Our Strategy
Our mission has always been a complete focus on doing what is best for our clients, and it is our highest priority to deliver superior results and service. In achieving those results, we strive for continuous refinement and improvement of our investment disciplines. The asset management business is a dynamic industry, and meeting client goals and objectives will require constant evolution. Our focus on delivering excellent investment results, exceptional client service, and innovative solutions will help our clients achieve their financial goals and form the foundation for our business.
We believe Manning & Napier’s investment solutions have been time-tested, and our approach is focused on the characteristics highlighted below.
Team-Based Research Engines
With a research department of over 60 investment professionals, we are committed to a team-based approach in order to best ensure that success can be repeated over time. All of our investment strategies are managed by portfolio teams, allowing the stability of process to take precedence over any individual personality. We take a home-grown approach to maintaining our research engines. We believe this enhances the consistency with our time-tested philosophies and provides a source of future analysts to address growth and turnover. As warranted, we may also add to or supplement our research teams with additional investment professionals through corporate development activities. The latest example of this is the Rainier International Small Cap Team that was added as part of our acquisition of Rainier Investment Management, LLC ("Rainier") in 2016. The Director of Investments and Managing Directors of the Firm’s investment groups are responsible for talent management and ensuring day-to-day adherence to our strategies and disciplines.
Multi-Channel Sales Teams
We have a deep multi-channel sales structure, which includes Direct, Intermediary and Platform/Sub-Advisory channels. Our Direct channel maintains relationships with high-net-worth individuals, middle market institutions, Taft-Hartley plans and large institutions working with a consultant. Our high-touch strategy allows us to build strong relationships over time. Our Intermediary teams work with national brokerage firms, independent financial advisors, and retirement plan advisors to provide solutions for their clients. Manager research teams approve our strategies for their platforms through our Platform/Sub-Advisory Channel. Our client-facing teams maintain relationships with the client or intermediary after the initial sale, ensuring that our strategies and solutions are meeting the needs of the clients.
Innovative Investment Strategies
We have a history of investing in our business to support innovation. Our ongoing development of new investment strategies has historically been a source of growth. A dynamic market and regulatory environment presents challenges for investors. Whether through innovative investment strategies or bespoke client-specific custom solutions, we will continue to evolve in order to meet the ever-changing needs of our clients. We regularly review our group of seeded portfolios to ensure that we are supporting competitive strategies that resonate with clients while redeeming portfolios that are no longer viable. As of December 31, 2018, we have approximately $6.1 million invested in seed capital with our research teams in new strategy concepts and expect to continue to deploy capital to support innovation in the future.
Enhanced Consultative Services
Offering holistic, tailored consultative services has been a source of both new business and client retention over our history. Some of our planning capabilities include estate and tax review for families, asset/liability modeling for defined benefit pension plans, retirement and health plan design analysis for employers, and donor relations and planned giving services for endowment and foundation clients. Many of these services are offered through our Client Analytics Group, a team of internal consultants whose primary responsibilities include working with prospective and current clients to solve investment and financial planning-related problems. We continue to see interest in our consultative advisory service, which allows us to tailor investment portfolios among proprietary and non-proprietary investments (e.g., ETFs) to meet client objectives. We have both gained new relationships, as well as enhanced existing relationships, by providing this solution. Additionally, we also offer practice management concepts and tools to both wealth advisors and retirement plan advisors to assist in their new business and service efforts.
Investment Disciplines and Fundamentals
We manage a variety of equity, fixed income, and blended asset strategies, using an array of portfolio construction approaches including bottom-up, top-down, and quantitative. These strategies are offered to clients in a variety of different vehicles, including separately managed accounts, mutual funds, collective investment trusts, and as model portfolios.
We believe that active management, in all of its many forms, is the most appropriate and relevant investment approach to achieving client goals across changing market environments. Whether investing in a country, industry, or individual company, we hold a strong belief that price matters across all of our strategies. We are focused on helping our clients avoid permanent loss of capital over long time horizons, which is different than managing day-to-day volatility.
We use a team-based approach across our investment strategies and research engines to best understand market opportunities. Our team approach allows analysts to combine top-down, bottom-up, and quantitative research. Additionally, by focusing on research teams instead of individuals, we are better able to emphasize repeatable processes instead of star personalities, while helping protect clients from staff turnover.
Sales, Service, and Marketing
We promote our strategies and solutions through direct sales to high-net-worth individuals, middle market institutions, Taft-Hartley plans, and larger institutional clients that are working with consultants. We also have dedicated efforts to sell through financial intermediaries and platforms. In identifying new potential prospects, we focus on individuals and institutions that have long-term objectives and are looking for a partner in addressing those needs. We believe our problem-solving approach fosters strong relationships and helps to manage long-term expectations.
As of December 31, 2018, we had over 50 sales professionals, with an average of approximately 19 years of industry experience. Our direct national sales representatives cover large, multi-state territories, prospecting large institutions, retirement plans and Taft-Hartley relationships. Our direct regional sales representatives cover smaller territories, and they pursue both individual and middle market institutional business opportunities. Our intermediary salesforce includes external wholesalers, internal wholesalers, and key account representatives, and the group covers both retirement plan advisors and wealth management advisors. Lastly, our Portfolio Strategies Group maintains deep knowledge of all of our products, and they are primarily responsible for maintaining consultant relations and providing field support for our client-facing teams.
Our sales representatives include generalists and teams focused on specific client types or markets. Representatives are responsible for generating new business as well as maintaining existing business. In addition to our marketing strategies, referrals are also an important source of new business, further highlighting the importance of our client service and solution efforts. To assist the sales representatives, we have over 30 service professionals who are responsible for responding to client requests and questions.
Our marketing strategy is focused on finding new ways to connect and engage with clients and prospects via targeted content on products, services, and topics that are most relevant to our various audiences. We have dedicated resources creating engaging and relevant content that positions Manning & Napier as a thought leader and a trusted resource. This content strategy focuses on educating investors, and it mirrors the consultative nature of our firm. We disseminate content in various ways, including through print publications, email, webinars, live events, our website, and social media.
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

Structure
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts our organizational structure as of December 31, 2018.

________________________

(1)
The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").

As of December 31, 2018, we had 366 employees, most of whom are based in Fairport, New York. Collectively, William Manning, our co-founder and Chairman of the Board, current employee-owners and former employee owners own approximately 81.8% of Manning & Napier Group and our operating subsidiaries. We believe that our culture of employee ownership aligns our interests with those of our clients and shareholders by delivering strong long-term investment performance and solutions.
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
We manage accounts for a majority of our clients on a discretionary basis, which typically affords us the authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with designated trade executions, we receive soft dollar credits from broker-dealers, which effectively reduces certain of our expenses. We believe all of our soft dollar arrangements comply with the safe harbor provided by Section 28(e) of the U.S. Securities Exchange Act of 1934, as amended, (the "Exchange Act"). If our ability to use soft dollars were reduced or eliminated as a result of statutory amendments or new regulations, our operating expenses would increase.
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
For the year ended December 31, 2018, 23% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 21% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs and investment portfolios of the Fund and the investment portfolios of the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the Fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with the Fund may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the Fund board after their initial term.
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
Manning & Napier Investor Services, Inc. ("MNBD"), our SEC-registered broker-dealer subsidiary is the distributor for the Fund and is subject to the SEC’s Uniform Net Capital Rule, which requires that at least a minimum part of a registered broker-dealer’s assets be kept in relatively liquid form. MNBD was in compliance with its net capital requirements during the year ended December 31, 2018.

FINRA Regulation
MNBD is a member of the Financial Industry Regulatory Authority ("FINRA") and as such is subject to the various industry and professional regulations, standards, and reporting requirements established by FINRA.
ERISA-Related Regulation
We are a fiduciary under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, with respect to assets that we manage for benefit plan clients subject to ERISA. ERISA, regulations promulgated thereunder and applicable provisions of the Internal Revenue Code of 1986, as amended (the "IRC"), impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.
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
Employees
As of December 31, 2018, we had 366 employees, most of whom are based in Fairport, New York. None of our employees are subject to a collective bargaining agreement.
Available Information
All annual reports on From 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, we file or furnish with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge from the SEC’s website at http://www.sec.gov/.
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
Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by such fund’s board, including by its independent members. In addition, Exeter Trust Company's board of directors, which includes independent members, can terminate our investment management agreements with the collective investment trusts at any time. Our mutual fund and collective investment trust relationships may be terminated or not renewed for any number of reasons. As of December 31, 2018, mutual fund and collective investment trust relationships represent 32% of our AUM and 34% of our revenue for the year ended December 31, 2018.
The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have an adverse effect on our business. During the fiscal year ended December 31, 2018, other than our relationship with the Fund, there were no customers that provided over 10 percent of our total revenue.
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
The loss of key investment and sales professionals, members of our senior management team, or difficulty integrating new executives, could have an adverse effect on our business.
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
We have had significant changes in executive leadership and more could occur. Changes to strategic or operating goals, which can occur with the appointment of new executives, can create uncertainty, and may ultimately be unsuccessful. In addition, executive leadership transition periods, including adding new personnel, could be difficult as new executives gain an understanding of our business and strategy. Difficulty integrating new executives, or the loss of key individuals could limit our ability to successfully execute our business strategy and could have an adverse effect on our overall financial condition.
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
Our current fee structure may be subject to downward pressure due to a variety of factors, including a trend in recent years toward lower fees in the investment management industry. We may be required to reduce fees with respect to both the separate accounts we manage and the mutual funds and collective trust funds we advise. In addition, we may charge lower fees to attract future new business as compared to our existing business, which may result in us having to reduce our fees with respect to our existing business accordingly. The investment management agreements pursuant to which we advise mutual funds are terminable on short notice and, after an initial term, are subject to an annual process of review and renewal by the funds’ boards. As part of that annual review process, the fund board considers, among other things, the level of compensation that the fund has been paying us for our services, and that process may result in the renegotiation of our fee structure or increase our obligations, thus increasing the cost of our performance. During the first quarter of 2019, we completed the effort of restructuring fees across our mutual fund product set that began in 2017. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future. The financial impacts will include a reduction in the management fees on our existing business, as well as an offsetting reduction in related operating expenses. Any fees reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.
Our AUM may be concentrated in certain strategies.
Client purchase and redemption activity may result in AUM concentrations with certain of our investment strategies. As a result, a substantial portion of our operating results may depend upon the performance of these strategies. If we sustain poor investment performance or adverse market conditions, clients may withdraw their investments or terminate their investment management agreements. These conditions would result in a reduction in our revenues from these strategies, which could have an adverse effect on our earnings and financial condition.
Several of our portfolios involve investing principally in the securities of non-U.S. companies, which involve foreign currency exchange risk, and tax, political, social and economic uncertainties and risks.
As of December 31, 2018, approximately 25% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. In addition, an increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have earned in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have earned are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2018 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings earned at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
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
As part of our growth strategy, we may seek to take advantage of opportunities to develop new portfolios consistent with our philosophy of managing portfolios to meet our clients’ objectives and using a team-based investment approach. The initial costs associated with establishing a new portfolio likely will exceed the revenues that the portfolio generates. If any such new portfolio performs poorly or fails to attract sufficient assets to manage, our results of operations could be negatively impacted. Further, a new portfolio’s poor performance may negatively impact our reputation and the reputation of our other portfolios within the investment community. In addition, we have developed and may seek from time to time to develop new products and services to take advantage of opportunities involving technology, insurance, participant and plan sponsor education and other products beyond investment management. The development of these products and services could involve investment of financial and management resources and may not be successful in developing client relationships, which could have an adverse effect on our business. The cost to develop these products initially will likely exceed the revenue they generate and additional investment in these products could negatively impact short term financial results. If establishing new portfolios or offering new products or services requires hiring new personnel, to the extent we are unable to recruit and retain sufficient personnel, we may not be successful in further diversifying our portfolios, client assets and business, which could have an adverse effect on our business and future prospects.
Our failure to comply with investment guidelines set by our clients and limitations imposed by applicable law, could result in damage awards against us and a loss of our AUM, either of which could adversely affect our reputation, results of operations or financial condition.
When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation that we are required to follow in managing their portfolios. We are also required to invest the mutual funds’ assets in accordance with limitations under the 1940 Act, and applicable provisions of the IRC, as amended. Other clients, such as plans subject to ERISA, or non-U.S. funds, require us to invest their assets in accordance with applicable law. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in our products which, depending on the circumstances, could result in our obligation to make clients whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients believed the reimbursement we offered was insufficient, clients could seek to recover damages from us, withdraw assets from our products or terminate their investment management agreement with us. Any of these events could harm our reputation and adversely affect our business.
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
Developing and maintaining our operational systems and infrastructure may become increasingly challenging, which could constrain our ability to expand our business. Any upgrades or expansions to our operations or technology to accommodate increased volumes of transactions or otherwise will require significant expenditures and may increase the probability that we will suffer system degradations and failures. In addition, our continued success depends on our ability to effectively adopt new or adapt to existing technologies to meet client, industry, and regulatory demands. We might be required to make significant capital expenditures to maintain competitive infrastructure. If we are unable to upgrade our infrastructure in a timely fashion, we might lose customers and fail to maintain regulatory compliance, which could affect our results of operations and severely damage our reputation.
We depend on our headquarters in Fairport, New York, where a majority of our employees, administration and technology resources are located, for the continued operation of our business. Any significant disruption to our headquarters could have an adverse effect on our business.
Failure to implement effective information and cyber security policies, procedures and capabilities, or cyber security breaches of software applications and other technologies on which we rely, could disrupt operations and cause financial losses that could result in a decrease in earnings and reputational harm.
We are dependent on the effectiveness of our, and third party software vendors', information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. Breach or other failure of our technology systems, including those of third parties with which we do business, or failure to timely and effectively identify and respond to any such breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, increased insurance premiums, and litigation costs resulting from the incident. Moreover, loss of confidential customer information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. Ultimately, a cyberattack can damage our competitiveness, stock price and long-term shareholder value. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.
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
Risks Related to our Industry
We are subject to extensive regulation.
We are subject to extensive regulation for our investment management business and operations, including regulation by the SEC under the 1940 Act and the Advisers Act, by the U.S. Department of Labor under ERISA, and by FINRA. The U.S. mutual funds we advise are registered with and regulated by the SEC as investment companies under the 1940 Act. The Advisers Act imposes numerous obligations on investment advisers including record keeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities. The 1940 Act imposes similar obligations, as well as additional detailed operational requirements, on registered investment companies, which must be adhered to by their investment advisers. The U.S. mutual funds that we advise and our broker-dealer subsidiary are each subject to the USA PATRIOT Act of 2001, which requires them to know certain information about their clients and to monitor their transactions for suspicious financial activities, including money laundering. The U.S. Office of Foreign Assets Control, ("OFAC"), has issued regulations requiring that we refrain from doing business, or allow our clients to do business through us, in certain countries or with certain organizations or individuals on a list maintained by the U.S. government.
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

•	some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than the portfolios we offer;

•	some competitors may have more attractive investment returns;

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
Risks Related to Our Structure
William Manning and our current and former employee owners, beneficially own approximately 82% of Manning & Napier Group as of December 31, 2018, which may give rise to conflicts of interest; failure to properly address these or other conflicts of interests could harm our reputation, business and results of operations.
Our current and former employee owners, including William Manning, directly and through their ownership of M&N Group Holdings ("M&N Group Holdings") and Manning & Napier Capital Company, LLC ("MNCC"), indirectly hold approximately 82% of the ownership interests in Manning & Napier Group as of December 31, 2018 which, as discussed elsewhere, is our sole source of revenue. M&N Group Holdings and MNCC are entities controlled by William Manning, who, through his ownership indirectly owns a total of approximately 77% of the ownership interests in Manning & Napier Group. All of the other owners of interests in M&N Group Holdings and MNCC are current or former management team members of ours. Through William Manning and our current and former employee owners' economic interest, they may receive payments from Manning & Napier under the tax receivable agreement ("TRA") entered into with them at the time of the reorganization transactions and the proceeds they may receive as a result of M&N Group Holdings and MNCC exchanging the interests attributable to them in Manning & Napier Group for cash or, at our election, shares of our Class A common stock and, in the case of exchanges for shares of our Class A common stock, from selling such Class A common stock. As a result, William Manning and our current and former employee owners' economic interests may conflict with the interests of Manning & Napier and its public stockholders.
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
We have historically declared cash dividends on our Class A common stock, however, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, because of our structure, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends to our stockholders. We expect to cause Manning & Napier Group to make distributions to its members, including us, in an amount sufficient for us to pay dividends, if any. However, its ability to make such distributions will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable laws of the State of Delaware, which may limit the amount of funds available for distribution, and its compliance with covenants and financial ratios related to any indebtedness it may incur in the future. In addition, as described elsewhere, under the terms of its operating agreement, Manning & Napier Group is obligated to make tax distributions to holders of its units, including us. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our Class A common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.
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
We entered into a tax receivable agreement with the other holders of Class A units of Manning & Napier Group, pursuant to which we are required to pay to holders of such Class A units 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize, or are deemed to realize in certain circumstances, as a result of any step-up in tax basis in Manning & Napier Group’s assets as a result of (i) certain tax attributes of our purchase of such Class A units or exchanges (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the tax receivable agreement and (ii) payments under the tax receivable agreement, including any tax benefits related to imputed interest deemed to be paid by us as a result of such agreement.
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. We have recorded the estimated impacts of the Tax Cuts and Jobs Act ("U.S. tax reform") on the liability under the tax receivable agreement. Assuming no new material changes in the relevant tax law, the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us is approximately $19.4 million as of December 31, 2018. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $18.0 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2018, we estimate that we would be required to pay up to approximately $22.4 million in the aggregate, which assumes the exchange of 63,349,721 units of Manning & Napier Group held by those other than us under the tax receivable agreement.
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
William Manning and our other owners directly and indirectly own interests in M&N Group Holdings and directly own interests in MNCC, and they will have the right to exchange and cause M&N Group Holdings and MNCC to exchange, as applicable, such interests for cash or an aggregate of 63,349,721 shares of our Class A common stock as of December 31, 2018, pursuant to the terms of an exchange agreement; future sales of such shares in the public market, or the perception that such sales may occur, could lower our stock price.
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
We have 15,310,958 shares of Class A common stock outstanding as of December 31, 2018. We have entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company and, subject to certain restrictions, are entitled to exchange such units for an aggregate of up to 63,349,721 shares of our Class A common stock as of December 31, 2018, subject to customary adjustments. In addition, the holders of any units of Manning & Napier Group will also become parties to the exchange agreement and, pursuant to the terms of the exchange agreement, we may also purchase or exchange such units for shares of our Class A common stock. We are party to a registration rights agreement pursuant to which the shares of Class A common stock issued upon such exchanges are eligible for resale, subject to certain limitations set forth therein.
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
If we fail to comply with our public company financial reporting and other regulatory obligations, including the Continued Listing Criteria of the New York Stock Exchange, our business and stock price could be adversely affected.
We are subject to the Continued Listing Criteria of the New York Stock Exchange (“NYSE”). In order for our Class A common stock to continue trading on the NYSE, we must maintain certain share prices, numbers of shareholders and corporate governance standards, including obtaining the approval of our shareholders prior to issuing shares in excess of 20% of the voting power outstanding before that issuance. If we are unable to meet any of these standards, our Class A common stock may no longer trade on the NYSE, which would adversely impact the trading market for our shares and liquidity for our shareholders and may adversely impact our business. Specifically, in the event that our stock price falls below the minimum share price, we may fall out of compliance with the NYSE listing standards and to regain compliance we may be forced to take corporate actions, such as a reverse stock split, to regain compliance, which may adversely impact the trading market for our shares and liquidity. Additionally, if the holders of units of Manning & Napier Group exercise their rights under our exchange agreement with M&N Group Holdings and MNCC, we would be required to issue up to 63,349,721 shares of our Class A common stock to those holders if we were unable to pay them in cash. We believe that prior shareholder approval for such a transaction was obtained at the time of our initial public offering. If the NYSE disagrees with our analysis, the NYSE may seek to discontinue trading of Our Class A common stock.
As a public company, we are subject to the reporting requirements of the Exchange Act, have implemented specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE.
Our management is required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
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

•	prohibit stockholder action by written consent and instead require all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Holders
As of March 20, 2019 there were 35 holders of record of our Class A common stock. A substantial number of holders of our Class A common stock are held in “street name” and thereby held of record by depositories, banks, brokers, and other financial institutions.
Dividends
We have historically paid quarterly cash dividends on our Class A common stock. We have funded such dividends and we believe any future dividends would be funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations.
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

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2018.

Item 6.         Selected Financial Data.
Not applicable.
Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Our Business
We are an independent investment management firm that provides a broad range of financial solutions and consultative services. Founded in 1970, we offer U.S. and non-U.S equity, fixed income, and multi-asset class strategies, including fundamental- and quantitatively-based portfolios. We serve a diversified client base of high-net-worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, platforms, endowments and foundations. Our operations are based principally in the United States, with our headquarters located in Fairport, New York.
Market Developments
The investment environment witnessed over the length of 2018 was marked by the return of volatility. Beginning with the sharp but short lived sell off of late-January and early-February, and ending during the fourth quarter with the most significant drawdown since the global financial crisis, markets were far more volatile in 2018 than investors had come to expect.
Although painful at the time, volatile markets often provide a potential opportunity for investment managers that take an active approach. During the second half of 2018 our top-down, bottom-up, and quantitative investment processes led us to the view that the outlook for both equities and fixed income was deteriorating across global financial markets. In the fourth quarter, this outlook manifested in a more conservative positioning across our portfolios. Nevertheless, today's financial markets are highly dynamic, and our active investment processes will continue to dictate appropriate positioning as the investment backdrop evolves.
Business Review
During 2018, we initiated a comprehensive business plan review in response to decreases in AUM and revenue. The goal of the business plan review was to strengthen our core business, improve profitability, and manage expenses, while prioritizing initiatives that we believe will support future AUM growth. Our sales and service teams have prioritized our most competitive strategies and service standards with existing client relationships. With an initial focus on expense management, we have reviewed operating expenses across our firm and made adjustments where feasible, including workforce reductions. During the second quarter of 2018, we commenced a voluntary employee retirement offering (the "offering") for employees meeting certain age and length-of-service requirements, and whose function was outside of our Research and Sales teams. Under this initiative, coupled with additional workforce reductions, we recognized approximately $3.7 million in severance charges during 2018. Ongoing savings achieved from these expense management initiatives will be redirected toward increased investment in our information technology infrastructure. We anticipate that our other operating costs as a percentage of revenue will remain elevated in the near term compared to prior periods.
During the first quarter of 2019, we completed the effort of restructuring fees across our mutual fund product set that began in 2017. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future. The financial impacts will include a reduction in the management fees on our existing business, as well as an offsetting reduction in related operating expenses.
Additionally, we continue to promote our holistic consultative services, which we believe further enhance the value we deliver to clients. By incorporating a number of different proprietary and non-proprietary products from multiple research engines, we are able to provide a differentiated and comprehensive investment solution. This tailored approach extends into our advisory services, including our Family Wealth Management, Endowment & Foundation, and Pension Plan Service offerings.
Our Solutions
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts, mutual funds and collective investment trusts—including those offered by Manning & Napier Advisors, LLC ("MNA"), the Manning & Napier Fund, Inc. (the "Fund"), Exeter Trust Company, and Rainier Investment Management.
Our separate accounts are primarily distributed through our direct sales channel, where our client consultants form relationships with high-net-worth individuals, middle market institutions or large institutions that are working with a consultant. To a lesser extent, we also obtain a portion of our separate account distribution via third parties, either through our intermediary sales channel where national brokerage firm representatives or independent financial advisors select our separate account strategies for their clients, or through our platform/sub-advisor channel, where unaffiliated registered investment advisors approve our strategies for their product platforms. Our separate account strategies are a primary driver of our blended asset portfolios for high-net-worth, middle market institutional clients and financial intermediaries. In contrast, larger institutions and unaffiliated registered investment advisor platforms are a driver of our separate account equity portfolios.
Our mutual funds and collective investment trusts are distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also distribute our mutual fund and collective investment trusts through our direct sales representatives, particularly within the defined contribution and institutional marketplace. Our mutual fund and collective investment trust strategies are an important driver of both our blended asset class and single asset class portfolios.
Our assets under management ("AUM") were $20.2 billion as of December 31, 2018. The composition of our AUM by vehicle and portfolio is set forth in the table below:

	December 31, 2018
AUM - by investment vehicle and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$9,059.6	$3,704.3	$1,028.2	$13,792.1
Mutual funds and collective investment trusts	4,472.6	1,797.6	101.3	6,371.5
Total	$13,532.2	$5,501.9	$1,129.5	$20,163.6
Separately Managed Accounts
The composition of our separately managed accounts as of December 31, 2018, by channel and portfolio, is set forth in the table below:

	December 31, 2018
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$6,901.1	$2,369.4	$912.2	$10,182.7
Intermediary Channel	2,147.8	501.5	116.0	2,765.3
Platform/Sub-advisor Channel	10.7	833.4	—	844.1
Total	$9,059.6	$3,704.3	$1,028.2	$13,792.1
Percentage of separate account AUM
Direct Channel	50%	17%	7%	74%
Intermediary Channel	15%	4%	1%	20%
Platform/Sub-advisor Channel	0%	6%	—	6%
Total	65%	27%	8%	100%
Percentage of portfolio by channel
Direct Channel	76%	64%	89%	74%
Intermediary Channel	24%	14%	11%	20%
Platform/Sub-advisor Channel	0%	22%	—	6%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	68%	23%	9%	100%
Intermediary Channel	78%	18%	4%	100%
Platform/Sub-advisor Channel	1%	99%	—	100%
Our separate accounts contributed 45% of our total gross client inflows for the year ended December 31, 2018 and represented 68% of our total AUM as of December 31, 2018.
Our separate account business has historically been driven by our direct sales channel. The direct sales channel contributed 67% of the total gross client inflows for our separate account business for the year ended December 31, 2018, compared to 65% for the year ended December 31, 2017. The direct sales channel represented 74% of our total separate account AUM as of December 31, 2018. We anticipate this channel to continue to be the largest driver of new separate account business going forward, given their high-net-worth and middle market institutional client-type focus.
During 2018, the blended asset portfolios represented 70% of the separate account gross client inflows from the direct sales channel, while equity and fixed income portfolios accounted for 18% and 12%, respectively. As of December 31, 2018, blended asset and equity portfolios represented 68% and 23% of total direct sales channel separate account AUM, while our fixed income portfolios were 9%. We expect our focus on individuals and middle market institutions to continue to drive interest in our separately managed account investment strategies.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During 2018, 15% of the total gross client inflows for separate accounts came from financial advisor representatives (intermediary sales channel), and an additional 18% came from registered investment advisor platforms (platform/sub-advisor sales channel). The intermediary and platform/sub-advisor channels represented 26% of our total separate account AUM as of December 31, 2018.
New separate account business through the intermediary sales channel flowed into both our blended asset and equity portfolios. During 2018, blended asset and equity portfolios represented 75% and 23%, respectively, of the separate account gross client inflows from this channel, while fixed income portfolios represented 2%. As of December 31, 2018, 78% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 18% allocated to equity and 4% allocated to fixed income. Our equity, fixed income, and specialized strategies may see additional interest from financial advisors over time as more advisors structure multi-asset class portfolios for their clients.
During the year ended December 31, 2018, substantially all of our separate account gross client inflows from the platform/sub-advisory channel were into equity portfolios. Gross client inflows through the platform/sub-advisory channel are primarily directed to our single asset-class strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was approximately 86% during 2018, an increase from our historical retention rate, which was 80% for 2017.
Mutual Funds and Collective Investment Trusts
The composition of our mutual fund and collective investment trust AUM as of December 31, 2018, by portfolio, is set forth in the table below:

	December 31, 2018
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual funds and collective investment trusts AUM	$4,472.6	$1,797.6	$101.3	$6,371.5
Our mutual funds and collective investment trusts contributed 55% of our total gross client inflows for the year ended December 31, 2018 and represented 32% of our total AUM as of December 31, 2018. As of December 31, 2018, our mutual funds and collective investment trust AUM consisted of 70% from blended asset portfolios, 28% from equity portfolios and 2% from fixed income portfolios, compared to 63%, 36% and 1% for blended asset, equity and fixed income portfolios as of December 31, 2017. During the twelve months ended December 31, 2018, 53%, 44%, and 3% of the gross client inflows were attributable to blended assets, equity and fixed income portfolios, respectively.
Our mutual fund and collective investment trust business is driven by financial intermediaries, as well as through our direct sales channel. Through our intermediary channel, we are focused on promoting our single-asset class and specialized strategies to our wealth and retirement plan advisors. Additionally, our blended asset portfolios are also used by advisors seeking a multi-asset class solution for their retail clients. Through our intermediary channel, we are focused on equity and fixed income portfolios for those who wish to use our mutual funds as a component of a larger portfolio.
We also have relationships with consultants and manager research teams at platforms in order to promote our funds within advisory programs, as well as through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 270 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
Through the direct channel, our representatives promote our portfolios to large institutional clients with which we have direct relationships, as well as to consultants. Additionally, we also form relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. In the direct channel, we may see additional interest in our mutual funds and collective investment trust strategies through both blended and single-asset class portfolios based on the needs of the client.

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2018 and 2017.
Components of Results of Operations
Overview
An important factor influencing inflows and outflows of our AUM is the investment performance of our various investment approaches. Our stock selection strategies, absolute pricing discipline and active asset allocation generally result in specific absolute and relative return characteristics in different market environments. For example, during a fundamental-driven bull market when prices are rising alongside improving fundamentals, we are likely to experience positive absolute returns and competitive relative returns. However, in a more momentum-driven bull market, when prices become disconnected from underlying fundamentals, or narrow market environment where a small handful of stocks outperform the average stock, we are likely to experience positive absolute returns but lagging relative returns. Similarly, during a valuation-driven bear market, when markets experience a period of price correction following a momentum-driven bull market, we are likely to experience negative absolute returns but strong relative returns. However, in a momentum-driven bear market, which is typically characterized by broad price declines in a highly correlated market, we are likely to experience negative absolute returns and potentially lagging relative returns. Essentially, our approach is likely to do well when markets are driven by fundamentals, but lag when markets are driven primarily by momentum.
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.

Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our investment vehicles for the years ended December 31, 2018 and 2017:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
As of December 31, 2016	$18,801.9	$12,881.1	$31,683.0	59%	41%	100%
Gross client inflows (1)	1,884.7	2,079.0	3,963.7
Gross client outflows (1)	(6,675.3)	(8,391.0)	(15,066.3)
Acquired/(disposed) assets	—	(121.8)	(121.8)
Market appreciation/(depreciation) & other (2)	2,845.3	1,809.3	4,654.6
As of December 31, 2017	$16,856.6	$8,256.6	$25,113.2	67%	33%	100%
Average AUM for the period	$18,094.6	$10,272.4	$28,367.0

As of December 31, 2017	$16,856.6	$8,256.6	$25,113.2	67%	33%	100%
Gross client inflows (1)	1,637.0	1,965.2	3,602.2
Gross client outflows (1)	(4,078.1)	(3,093.4)	(7,171.5)
Acquired/(disposed) assets	—	(251.6)	(251.6)
Market appreciation/(depreciation) & other (2)	(623.4)	(505.3)	(1,128.7)
As of December 31, 2018	$13,792.1	$6,371.5	$20,163.6	68%	32%	100%
Average AUM for the period	$15,596.5	$7,333.3	$22,929.8
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2018 and 2017:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2016	$19,909.4	$10,463.9	$1,309.7	$31,683.0	63%	33%	4%	100%
Gross client inflows (1)	2,353.0	1,190.5	420.2	3,963.7
Gross client outflows (1)	(8,969.0)	(5,632.1)	(465.2)	(15,066.3)
Acquired assets/(disposed) assets	—	(121.8)	—	(121.8)
Market appreciation/(depreciation) & other (2)	2,373.2	2,220.1	61.3	4,654.6
As of December 31, 2017	$15,666.6	$8,120.6	$1,326.0	$25,113.2	63%	32%	5%	100%
Average AUM for period	$17,449.6	$9,601.1	$1,316.3	$28,367.0

As of December 31, 2017	$15,666.6	$8,120.6	$1,326.0	$25,113.2	63%	32%	5%	100%
Gross client inflows (1)	1,943.9	1,477.4	180.9	3,602.2
Gross client outflows (1)	(3,638.4)	(3,134.4)	(398.7)	(7,171.5)
Acquired assets/(disposed) assets	—	(251.6)	—	(251.6)
Market appreciation/(depreciation) & other (2)	(439.9)	(710.1)	21.3	(1,128.7)
As of December 31, 2018	$13,532.2	$5,501.9	$1,129.5	$20,163.6	67%	27%	6%	100%
Average AUM for period	$14,873.2	$6,844.4	$1,212.2	$22,929.8

________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Revenues
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
We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds designed to meet the needs of a range of institutional and other investors.The collective investment trusts are for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $6.4 billion, or 32%, of our AUM as of December 31, 2018. We also serve as the investment advisor to all of our separately managed accounts, managing $13.8 billion, or 68%, of our AUM as of December 31, 2018, including assets managed as a sub-advisor to pooled investment vehicles. For the years ended December 31, 2018 and 2017, our revenue earned from clients located in the United States was 98% and 97%, respectively.
We earn distribution and servicing fees for providing services to our affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM.
We earn custodial service fees for administrative and safeguarding services performed by Exeter Trust Company, our New Hampshire-chartered trust company. Fees are calculated as a percentage of the client's market value with additional fees for certain transactions.
As discussed above in the Overview-Business Review section, we are in the midst of an effort to restructure fees for many of our mutual fund and collective trust vehicles. The impact on our overall revenue margins will vary depending on the business mix at the time of the fee change.

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

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals, compensation issued under our long-term incentive plan as well as equity compensation. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets and variations in the level of our AUM and revenues. In addition, these costs are impacted by the amount of compensation granted under our equity plan and the amount of deferred cash awards granted under our long-term incentive plan. Incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over historical time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary, in part, based on absolute and relative investment performance.

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various intermediaries for distribution, shareholder servicing, administrative servicing and custodial services. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries. During the first quarter of 2019, we completed the effort of restructuring fees across our mutual fund product set that began in 2017. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future. The financial impacts will include a reduction in the management fees on our existing business, as well as an offsetting reduction in related distribution, servicing and custody expenses.

•
Other operating costs. Other operating costs include accounting, legal and other professional service fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses, gain or loss on sale of assets and all other miscellaneous costs associated with managing the day-to-day operations of our business.

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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 18.2% in Manning & Napier Group as of December 31, 2018, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the related rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Accordingly, actual results could differ from these estimates or assumptions and may have a material effect on the consolidated financial statements.
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
Revenue Recognition
Investment Management: Investment management fees are computed as a percentage of AUM. Our performance obligation is a series of services that form part of a single performance obligation satisfied over time.
Separately managed accounts are paid in advance, typically for a semi-annual or quarterly period, or in arrears, typically for a monthly or quarterly period. When investment management fees are paid in advance, we defer the revenue as a contract liability and recognizes it over the applicable period. When investment management fees are paid in arrears, we estimate revenue and record a contract asset (accrued accounts receivable) based on AUM as of the most recent month end date.
Mutual funds and collective investment trust investment management revenue is calculated and earned daily based on AUM. Revenue is presented net of cash rebates and fees waived pursuant to contractual expense limitations of the funds. We also have agreements with third parties who provide recordkeeping and administrative services for employee benefit plans participating in the collective investment trusts. We are acting as an agent on behalf of the employee benefit plan sponsors, therefore, investment management revenue is recorded net of fees paid to third party service providers.
Distribution and shareholder servicing: We receive distribution and servicing fees for providing services to its affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM. The performance obligation is a series of services that form part of a single performance obligation satisfied over time. We have agreements with third parties who provide distribution and administrative services for its mutual funds. The agreements are evaluated to determine whether revenue should be reported gross or net of payments to third-party service providers. We control the services provided and act as a principal in the relationship. Therefore, distribution and shareholder servicing revenue is recorded gross of fees paid to third parties.
Custodial services: Custodial service fees are calculated as a percentage of the client’s market value with additional fees charged for certain transactions. For the safeguarding and administrative services that are subject to a percentage of market value fee, our performance obligation is a series of services that form part of a single performance obligation satisfied over time. Revenue for transactions assigned a stand-alone selling price is recognized in the period which the transaction is executed. Custodial service fees are billed monthly in arrears. We have agreements with third parties who provide safeguarding, record keeping and administrative services for their clients. We control the services provided and act as a principal in the relationship. Therefore, custodial service revenue is recorded gross of fees paid to third parties.
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

The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2018 AUM	$9,153	$11,011	$—	$20,164
December 31, 2017 AUM	$14,293	$10,820	$—	$25,113
Substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, and we believe market risk is the most significant risk underlying valuation of our AUM, as discussed in this Form 10-K under “Item 1A. Risk Factors”.
All other revenue earned by us is recognized on a GAAP accounting basis as earned per the terms of the specific contract.
Costs to Obtain a Contract
Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized on a straight-line basis over the estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. Refer to Note 3 of our consolidated financial statements for further discussion.
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
We serve as the investment adviser for the Fund, Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust, which are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. We hold, in limited cases, direct investments in a fund (which are made on the same terms as are available to other investors) and consolidate each of these entities where it has a controlling financial interest or a majority voting interest.
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
As of December 31, 2018, Manning & Napier holds an economic interest of approximately 18.2% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, we consolidate the financial results of Manning & Napier Group and record a noncontrolling interest on our consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC.
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
The annual test of goodwill indicated that there were no facts or circumstances occurring in 2018 suggesting possible impairment. The impairment tests included certain underlying key assumptions regarding future overall market trends and our operating performance. If actual future market results and our operating performance vary unfavorably to those included in our financial forecast, we may be subject to impairment charges related to its goodwill.
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
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2018, we have not recorded a valuation allowance on deferred tax assets. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
At December 31, 2018, we have recorded a total liability of $18.0 million, representing the payments due to the selling unit holders under the TRA. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies - Recent accounting pronouncements," included in Item 8 of Part II of this Form 10-K.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Period-to-Period
	2018	2017	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$16,856.6	$18,801.9	$(1,945.3)	(10)%
Gross client inflows (1)	1,637.0	1,884.7	(247.7)	(13)%
Gross client outflows (1)	(4,078.1)	(6,675.3)	2,597.2	39%
Acquired/(disposed) assets	—	—	—	*
Market appreciation/(depreciation) & other (2)	(623.4)	2,845.3	(3,468.7)	(122)%
Ending assets under management	$13,792.1	$16,856.6	$(3,064.5)	(18)%
Average AUM for period	$15,596.5	$18,094.6	$(2,498.1)	(14)%
Mutual funds and collective investment trusts
Beginning assets under management	$8,256.6	$12,881.1	$(4,624.5)	(36)%
Gross client inflows (1)	1,965.2	2,079.0	(113.8)	(5)%
Gross client outflows (1)	(3,093.4)	(8,391.0)	5,297.6	63%
Acquired/(disposed) assets	(251.6)	(121.8)	(129.8)	*
Market appreciation/(depreciation) & other (2)	(505.3)	1,809.3	(2,314.6)	(128)%
Ending assets under management	$6,371.5	$8,256.6	$(1,885.1)	(23)%
Average AUM for period	$7,333.3	$10,272.4	$(2,939.1)	(29)%
Total assets under management
Beginning assets under management	$25,113.2	$31,683.0	$(6,569.8)	(21)%
Gross client inflows (1)	3,602.2	3,963.7	(361.5)	(9)%
Gross client outflows (1)	(7,171.5)	(15,066.3)	7,894.8	52%
Acquired/(disposed) assets	(251.6)	(121.8)	(129.8)	*
Market appreciation/(depreciation) & other (2)	(1,128.7)	4,654.6	(5,783.3)	(124)%
Ending assets under management	$20,163.6	$25,113.2	$(4,949.6)	(20)%
Average AUM for period	$22,929.8	$28,367.0	$(5,437.2)	(19)%
________________________

(*)	Percentage change not meaningful

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The total AUM decrease of $4.9 billion, or 20%, to $20.2 billion at December 31, 2018 from $25.1 billion at December 31, 2017 was attributable to net client outflows of $3.6 billion and disposed assets of $0.3 billion, combined with $1.1 billion of market depreciation and other changes. Net client outflows consisted of approximately $2.4 billion of net outflows from separate accounts and $1.1 billion from mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from December 31, 2017 to December 31, 2018 consisted of a $2.6 billion, or 32.2% decrease in our equity portfolio, and a $2.1 billion, or 13.6% decrease in our blended asset portfolio.
While many of our key strategies achieved competitive relative returns in 2018, we attribute our 2018 net cash outflows to challenging three and five year annualized returns in many of the strategies included in our blended asset and equity portfolios. Our ability to improve cash flows going forward will depend on our ability to sustain the improved investment performance we achieved over the past year and execute on our strategic initiatives focused on gathering and retaining client assets.

The composition of our AUM was 68% in separate accounts and 32% in mutual funds and collective investment trusts as of December 31, 2018, a shift from 67% in separate accounts and 33% in mutual funds and collective investment trusts at December 31, 2017. The composition of our AUM across portfolios at December 31, 2018 was 67% in blended assets, 27% in equity, and 6% in fixed income, compared to 63% in blended assets, 32% in equity, and 5% in fixed income at December 31, 2017.
With regard to our separate accounts, gross client inflows of $1.6 billion were offset by approximately $4.1 billion of gross client outflows during the year ended December 31, 2018. The $1.6 billion of gross client inflows included $0.9 billion into our blended asset portfolios, $0.6 billion into our equity portfolios and $0.2 billion into fixed income. During the year ended December 31, 2018, 67% of our separate account gross client inflows were derived from our Direct Channel with 58% representing contributions from existing Direct Channel relationships. Across all channels, gross client outflows were split with 39% withdrawals from existing accounts and 61% representing client cancellations. Our blended asset and equity portfolios experienced net client outflows of approximately $1.2 billion and $1.1 billion, respectively. Our separate account clients redeemed assets at a rate of 24% during the year ended December 31, 2018, compared to a 36% for the year ended December 31, 2017. The annualized separate account retention rate was 86% for the year ended December 31, 2018 an improvement from 80% for the year ended December 31, 2017.
Net client outflows of $1.1 billion from our mutual fund and collective investment trusts included gross client inflows of $2.0 billion offset by gross client outflows of $3.1 billion during the year ended December 31, 2018. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $1.0 billion, or 53%, of mutual fund and collective trust fund gross client inflows during the year ended December 31, 2018. Gross client outflows were predominantly direct and intermediary channel cancellations and withdrawals from defined contribution and institutional relationships. With regard to gross client outflows, $1.6 billion, or 51%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and other data for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Period-to-Period
	2018	2017	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$97,123	$111,518	$(14,395)	(13)%
Mutual funds and collective investment trusts	41,462	65,716	(24,254)	(37)%
Distribution and shareholder servicing	12,089	13,301	(1,212)	(9)%
Custodial services	7,591	8,162	(571)	(7)%
Other revenue	3,066	2,830	236	8%
Total revenue	161,331	201,527	(40,196)	(20)%

Expenses
Compensation and related costs	87,408	91,730	(4,322)	(5)%
Distribution, servicing and custody expenses	18,175	27,750	(9,575)	(35)%
Other operating costs	32,366	30,279	2,087	7%
Total operating expenses	137,949	149,759	(11,810)	(8)%
Operating income	23,382	51,768	(28,386)	(55)%
Non-operating income (loss)
Non-operating income (loss), net	2,250	16,109	(13,859)	(86)%
Income before provision for income taxes	25,632	67,877	(42,245)	(62)%
Provision for income taxes	2,647	19,352	(16,705)	(86)%
Net income attributable to controlling and noncontrolling interests	22,985	48,525	(25,540)	(53)%
Less: net income attributable to noncontrolling interests	19,788	44,938	(25,150)	(56)%
Net income attributable to Manning & Napier, Inc.	$3,197	$3,587	$(390)	(11)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.21	$0.25
Diluted	$0.21	$0.25
Weighted average shares of Class A common stock outstanding
Basic	14,623,198	14,164,037
Diluted	14,630,170	14,237,025
Cash dividends declared per share of Class A common stock	$0.26	$0.32

Other financial and operating data
Economic net income (1)	$17,430	$31,447	$(14,017)	(45)%
Economic net income per adjusted share (1)	$0.22	$0.40
Weighted average adjusted Class A common stock outstanding (1)	78,916,638	79,567,507
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Separately managed account revenue decreased by $14.4 million, or 13% , to $97.1 million for the year ended December 31, 2018 from $111.5 million for the year ended December 31, 2017. This decrease is driven primarily by a 14%, or $2.5 billion decrease in our average separately managed account AUM for the year ended December 31, 2018 compared to the year ended December 31, 2017. On an annualized basis, our average separately managed account fee for the year ended December 31, 2018 remained consistent at 0.62% when compared to the full year 2017. For both periods our separately managed account standard fees ranged from 0.14% to 1.25% depending upon investment objective and account size. As of December 31, 2018, the concentration of investments in our separately managed account assets was 65% blended assets, 27% equity and 8% fixed income, compared to 62% blended assets, 31% equity and 7% fixed income as of December 31, 2017.
Mutual fund and collective investment trust revenue decreased by $24.3 million, or 37%, to $41.5 million for the year ended December 31, 2018 from $65.7 million for the year ended December 31, 2017. This decrease is driven primarily by a 29%, or $2.9 billion, decrease in our average mutual fund and collective investment trust AUM for the year ended December 31, 2018 compared to the year ended December 31, 2017. In addition, with the adoption of Topic 606, effective January 1, 2018, third party record-keeping and administrative services for employee benefit plans participating in our collective investment trusts of $2.6 million for the year ended December 31, 2018 are presented net as a reduction of mutual fund and collective investment trust revenue. Prior to the adoption of Topic 606, third party record-keeper fees associated with our collective investment trusts were reported as distribution, servicing and custody expense. On an annualized basis, our average fee on mutual fund and collective investment trust products decreased to 0.73% for the year ended December 31, 2018 from 0.77% for the full year 2017. For both periods, management fees earned on our mutual fund and collective investment trust management fees ranged from 0.14% to 1.00%, depending on investment strategy. As of December 31, 2018, the concentration of investments in our mutual fund and collective investment trusts was 70% blended assets, 28% equity and 2% fixed income, compared to 63% blended assets, 36% equity and 1% fixed income as of December 31, 2017.
Distribution and shareholder servicing revenue decreased by $1.2 million, or 9%, to $12.1 million for the year ended December 31, 2018 from $13.3 million for the year ended December 31, 2017. This decrease is driven by a reduction in mutual fund and collective trust average AUM of 29% for the same period; however, the reduction in mutual fund and collective trust AUM has exceeded the reduction in distribution and shareholder servicing revenue due to the fact that net outflows have been concentrated in those funds where there is not a distribution and shareholder fee. In addition, during 2017 there was a shift of AUM into funds that have a shareholder servicing fee.
Custodial services revenue decreased by $0.6 million, or 7%, to $7.6 million for the year ended December 31, 2018 from $8.2 million for the year ended December 31, 2017. The decrease primarily relates to decreases in our collective investment trust AUM.
As discussed above in the Overview-Business Review section, we are in the midst of an effort to restructure fees for many of our mutual fund and collective trust vehicles. The impact on our overall revenue margins will vary depending on the business mix at the time of the fee change.
Operating Expenses
Our operating expenses decreased by $11.8 million, or 8%, to $137.9 million for the year ended December 31, 2018 from $149.8 million for the year ended December 31, 2017.
Compensation and related costs decreased by $4.3 million, or 5%, to $87.4 million for the year ended December 31, 2018 from $91.7 million for the year ended December 31, 2017. The decrease was driven by an 11% reduction in average workforce and lower variable incentive costs for our sales team as a result of the reduction in AUM and revenue. This decrease was partially offset by approximately $3.7 million of employee severance costs for both voluntary and involuntary workforce reductions recognized in 2018, compared to $1.2 million of employee severance costs in 2017. As a percentage of revenue, compensation and related costs for 2018 were 54%, compared to 46% in 2017.
Distribution, servicing and custody expenses decreased by $9.6 million, or 35%, to $18.2 million for the year ended December 31, 2018 from $27.8 million for the year ended December 31, 2017. Approximately $2.6 million of the decrease is a result of the adoption of Topic 606, at which time we began recording fees paid to third parties who provide record-keeping and administrative services for employee benefit plans participating in our collective investment trusts as a reduction of revenue. Prior to the adoption of Topic 606 on January 1, 2018, these fees were reported as expense. The remaining decrease in expense was generally driven by a 29% decrease in mutual funds and collective investment trusts average AUM for the year ended December 31, 2018 compared to December 31, 2017. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.25% for the year ended December 31, 2018, compared to 0.27% for the year ended December 31, 2017.
Other operating costs increased by $2.1 million, or 7%, to $32.4 million for the year ended December 31, 2018 from $30.3 million for the year ended December 31, 2017. The 2018 period includes $2.2 million of expense for fees due to a third party who provides accounting and administrative services. Prior to the adoption of Topic 606 on January 1, 2018, these fees were reported as a reduction of revenue. Also reflected in other operating costs are gains of $2.1 million and $1.0 million for 2018 and 2017, respectively, from the Company's sale of the Rainier U.S. mutual funds. As a percentage of revenue, other operating costs for the year ended December 31, 2018 were 20% for 2018 and 15% for 2017.
Non-Operating Income (Loss)
Non-operating income for the year ended December 31, 2018 was $2.3 million, a decrease of $13.9 million, from non-operating income of $16.1 million for the year ended December 31, 2017. The following table reflects the components of non-operating income (loss) for the years ended December 31, 2018 and 2017:

	Year Ended December 31,		Period-to-Period
	2018	2017	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(49)	$(36)	$(13)	36%
Interest and dividend income (1)	2,408	845	1,563	*
Change in liability under tax receivable agreement (2)	1,341	12,859	(11,518)	(90)%
Net gains (losses) on investments (3)	(1,450)	2,441	(3,891)	*
Total non-operating income (loss)	$2,250	$16,109	$(13,859)	(86)%
__________________________

(*)	Percentage change not meaningful

(1)
The increase in interest and dividend income for the year ended December 31, 2018 compared to 2017 is attributable to an increase in investments, including U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with an increase in interest rates.

(2)
The change in the liability under the tax receivable agreement for the year ended December 31, 2018 is attributed to a reduction in our effective tax rate and a corresponding decrease in the payment of expected tax benefit under the TRA. Non-operating income during the year ended December 31, 2017 was primarily due to the enactment of U.S. tax reform in 2017. The U.S. tax reform reduced the corporate federal tax rate from 35% to 21%, and thus reduced our expected tax benefits under the TRA and the corresponding payment of such benefits under the TRA.

(3)
Amounts represent net income on investments we held to provide initial cash seeding for product development purposes. The amount varies depending on the performance of our investments and the overall amount of our investments in seeded products.

Provision for Income Taxes
The tax provision decreased by $16.7 million, to $2.6 million for the year ended December 31, 2018 from $19.4 million for the year ended December 31, 2017. The decrease was primarily driven by the enactment of U.S. tax reform during 2017. The tax law change decreases the corporate federal tax rate from 35% to 21%. As a result, 2017 reflects an estimated tax provision of $16.5 million due to revaluing our net deferred tax assets. The remaining decrease is driven by a decrease in the taxable earnings as compared to the prior year.
Supplemental Non-GAAP Financial Information
To provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management in its financial and operational decision-making, we supplement our consolidated statements of operations presented on a GAAP basis with non-GAAP financial measures of earnings.
Management uses economic net income and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of our business. Economic net income and economic net income per adjusted share are not presented in accordance with GAAP.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group, LLC into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group, LLC allocated to the units of Manning & Napier Group, LLC is treated as if it were allocated to Manning & Napier and represents an estimate of income tax expense at an effective rate of 32.0% and 53.7% for the twelve months ended December 31, 2018 and 2017, reflecting assumed federal, state and local income taxes. The increase in the effective tax rate in 2017 reflects the income tax expense upon revaluing the Company's deferred tax assets due to the reduction of the corporate income tax rate from the enactment of U.S. tax reform in 2017.
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
The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2018	2017
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$3,197	$3,587
Add back: Net income attributable to noncontrolling interests	19,788	44,938
Add back: Provision for income taxes	2,647	19,352
Income before provision for income taxes	25,632	67,877
Adjusted income taxes (Non-GAAP)	8,202	36,430
Economic net income (Non-GAAP)	$17,430	$31,447

Weighted average shares of Class A common stock outstanding - Basic	14,623,198	14,164,037
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	63,489,881	64,387,304
Weighted average unvested restricted share-based awards	803,559	1,016,166
Weighted average adjusted shares (Non-GAAP)	78,916,638	79,567,507

Economic net income per adjusted share (Non-GAAP)	$0.22	$0.40

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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$59,586	$78,262
Accounts receivable	$11,447	$15,337
Investment securities	$91,190	$70,404
Amounts payable under tax receivable agreement (1)	$18,023	$21,827
Contingent consideration liability (2)	$—	$—

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
The Company is nearing the completion of the 2019 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis. The Company anticipates that approximately 1.3 million of eligible Class A units of Manning & Napier Group will be tendered for exchange during the second quarter of 2019.
We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, including short-term investments and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2018 and 2017. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the tax receivable agreement, deferred income tax expense, gain on sale of intangible assets and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes and cash management purposes, gain on sale of intangible assets and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by the noncontrolling interests of Manning & Napier Group.

	Years Ended December 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$22,838	$56,421
Net cash used in investing activities	(21,508)	(30,559)
Net cash used in financing activities	(20,006)	(48,419)
Net change in cash flows	$(18,676)	$(22,557)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Operating Activities
Operating activities provided $22.8 million and $56.4 million of net cash for the years ended December 31, 2018 and 2017, respectively. This overall $33.6 million decrease in net cash provided by operating activities was due to a decrease in net income after adjustment for non-cash items of approximately $28.0 million driven by lower revenues resulting primarily from changes in our average AUM. This decrease in cash provided by operating activities for the year ended December 31, 2018 compared to 2017 was also due to a decrease of $5.6 million in operating assets and liabilities attributable to lower revenues.
Investing Activities
Investing activities used $21.5 million and $30.6 million of net cash for the years ended December 31, 2018 and 2017, respectively. The decrease in cash used was primarily driven by changes in investing activities of $8.4 million due to our funding of and timing of activity within our investment securities. In addition, we received proceeds of $2.1 million and $1.0 million for the sale of the Rainier U.S. mutual funds during the years ended 2018 and 2017, respectively. During the year ended December 31, 2018, total net investment activity used $22.2 million of cash compared to $30.6 million during 2017. Included in the 2018 investment activity was approximately $0.6 million of cash used, net, from the seeding and redemption of certain seeded portfolios for product development purposes. In addition, we used approximately $2.5 million of cash to purchase interests in selected Manning & Napier series of mutual funds to offset our deferred compensation obligations under our 2018 Long-Term Incentive Plan and approximately $21.6 million, net, was used of cash from short-term investments for cash management purposes during the year ended December 31, 2018. Our purchases of property and equipment were approximately $2.0 million and $1.4 million during the years ended December 31, 2018 and 2017, respectively.
Financing Activities
Financing activities used $20.0 million and $48.4 million of net cash for the years ended December 31, 2018 and 2017, respectively. This overall $28.4 million decrease in net cash used was primarily the result of a reduction in distributions to noncontrolling interests of $19.1 million due to lower income after adjustment for non-cash items in 2018 compared to 2017. This decrease in cash used in financing activities was also driven by a decrease of $7.9 million of cash used for the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO of $1.9 million in 2018, compared to $9.8 million in 2017. This decrease was due to a lower exchange price and a lower number of units exchanged in 2018. In addition, we used cash of $4.9 million for dividends paid on Class A common stock in 2018, compared to $6.0 million in 2017. In addition, a lower amount of cash was used for the payment of shares withheld to satisfy tax withholding as no cash was used in 2018, compared to $0.3 million used in 2017 due to the timing and amount of restricted share units vesting during the period.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2018.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
As a "smaller reporting company," we are not required to provide this information.
Item 8.         Financial Statements and Supplementary Data.
Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-28 and are incorporated by reference in this Item 8.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and our principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on the assessment using those criteria, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
Auditor’s Report on Internal Control Over Financial Reporting
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.
Item 9B.     Other Information.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be held on June 12, 2019, which will be filed within 120 days of the end of our fiscal year ended December 31, 2018 (our “Proxy Statement”) and is incorporated herein by reference.
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
Item 14.     Principal Accounting Fees and Services
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.     Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Statements of Financial Condition as of December 31, 2018 and 2017

(ii)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018 and 2017

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
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

10.7*
Form of Restricted Stock Award Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018.

10.8*	Form of Restricted Stock Award Agreement, as amended December 1, 2018, under the Manning & Napier, Inc. 2011 Equity Compensation Plan.

10.9*	Manning & Napier 2018 Long-Term Incentive Plan.
10.10*	Form of LTIP Award Agreement under the Manning & Napier 2018 Long-Term Incentive Plan.
10.11*
Form of Stock Option Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.12
Amended and Restated Shareholders Agreement of MNA Advisors, Inc. is incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.13
Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C. is incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

10.14
Form of Indemnification Agreement is incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.15*	Employment Agreement, dated January 30, 2019, of Marc Mayer.
10.16*	Restricted Stock Unit Award Agreement, dated January 30, 2019, by and between Manning & Napier, Inc., and Marc Mayer.
10.17*	Time-Vesting Stock Option Agreement, dated January 30, 2019, by and between Manning & Napier, Inc., and Marc Mayer.
10.18*	Performance-Vesting Stock Option Agreement, dated January 30, 2019, by and between Manning & Napier, Inc., and Marc Mayer.
10.19*
Employment Agreement, dated August 1, 1993, of Jeff Coons is incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.20*
Employment Agreement, dated June 28, 1993, of Charles Stamey is incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.21
First Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC is incorporated herein by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

10.22
First Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc. is incorporated herein by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 15, 2013.

10.23
Second Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc. is incorporated herein by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013.

10.24
Amendment to Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.25
Amendment to Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C. is incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.26
Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.27
Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc. is incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.28
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated April 27, 2016 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2016.

10.29
Form of Redemption Agreement between Manning & Napier Capital Company, L.L.C. and Manning & Napier Group, LLC, dated April 27, 2016 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 2, 2016.

10.30
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated March 31, 2017 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 4, 2017.

10.31
Form of Redemption Agreement between Manning & Napier Capital Company, L.L.C. and Manning & Napier Group, LLC, dated March 31, 2017 is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2017.

10.32
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated March 30, 2018 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2018.

10.33
Form of Redemption Agreement between Manning & Napier Capital Company, L.L.C. and Manning & Napier Group, LLC, dated March 30, 2018 is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2018.

21.1	Subsidiaries of Manning & Napier, Inc.
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements.

 __________________________
* Management contract or compensatory plan or arrangement

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 27, 2019

MANNING & NAPIER, INC.

By:	/s/ Marc Mayer
	Name:	Marc Mayer
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Marc Mayer	Chief Executive Officer	March 27, 2019
Marc Mayer	(principal executive officer)

/s/ Paul J. Battaglia	Principal Financial Officer	March 27, 2019
Paul J. Battaglia	(principal financial and accounting officer)

/s/ William Manning	Chairman of the Board of Directors	March 27, 2019
William Manning

/s/ Joel Domino	Director	March 27, 2019
Joel Domino

/s/ Edward George	Director	March 27, 2019
Edward George

/s/ Richard Goldberg	Director	March 27, 2019
Richard Goldberg

/s/ Barbara Goodstein	Director	March 27, 2019
Barbara Goodstein

/s/ Kenneth Marvald	Director	March 27, 2019
Kenneth Marvald

/s/ Edward J. Pettinella	Director	March 27, 2019
Edward J. Pettinella

/s/ Geoffrey Rosenberger	Director	March 27, 2019
Geoffrey Rosenberger

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Manning & Napier, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Manning & Napier, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Rochester, New York
March 27, 2019

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$59,586	$78,262
Accounts receivable	11,447	15,337
Investment securities	91,190	70,404
Prepaid expenses and other assets	5,221	4,870
Total current assets	167,444	168,873
Property and equipment, net	5,649	5,407
Net deferred tax assets, non-current	20,795	23,298
Goodwill	4,829	4,829
Other long-term assets	3,842	2,773
Total assets	$202,559	$205,180

Liabilities
Accounts payable	$1,845	$1,612
Accrued expenses and other liabilities	25,126	32,347
Deferred revenue	9,305	10,213
Total current liabilities	36,276	44,172
Other long-term liabilities	2,691	3,370
Amounts payable under tax receivable agreement, non-current	17,349	19,278
Total liabilities	56,316	66,820
Commitments and contingencies (Note 10)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 15,310,958 and 15,039,347 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	$153	$150
Additional paid-in capital	198,604	198,641
Retained deficit	(38,865)	(38,424)
Accumulated other comprehensive income	(77)	(86)
Total shareholders’ equity	159,815	160,281
Noncontrolling interests	(13,572)	(21,921)
Total shareholders’ equity and noncontrolling interests	146,243	138,360
Total liabilities, shareholders’ equity and noncontrolling interests	$202,559	$205,180
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2018	2017
Revenues
Management Fees
Separately managed accounts	$97,123	$111,518
Mutual funds and collective investment trusts	41,462	65,716
Distribution and shareholder servicing	12,089	13,301
Custodial services	7,591	8,162
Other revenue	3,066	2,830
Total revenue	161,331	201,527
Expenses
Compensation and related costs	87,408	91,730
Distribution, servicing and custody expenses	18,175	27,750
Other operating costs	32,366	30,279
Total operating expenses	137,949	149,759
Operating income	23,382	51,768
Non-operating income (loss)
Interest expense	(49)	(36)
Interest and dividend income	2,408	845
Change in liability under tax receivable agreement	1,341	12,859
Net gains (losses) on investments	(1,450)	2,441
Total non-operating income (loss)	2,250	16,109
Income before provision for income taxes	25,632	67,877
Provision for income taxes	2,647	19,352
Net income attributable to controlling and noncontrolling interests	22,985	48,525
Less: net income attributable to noncontrolling interests	19,788	44,938
Net income attributable to Manning & Napier, Inc.	$3,197	$3,587

Net income per share available to Class A common stock
Basic	$0.21	$0.25
Diluted	$0.21	$0.25
Weighted average shares of Class A common stock outstanding
Basic	14,623,198	14,164,037
Diluted	14,630,170	14,237,025
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017
Net income attributable to controlling and noncontrolling interests	$22,985	$48,525
Net unrealized holding gains (losses) on investment securities, net of tax	51	(73)
Reclassification adjustment for realized (gains) losses on investment securities included in net income	42	—
Comprehensive income	23,078	48,452
Less: Comprehensive income attributable to noncontrolling interest	19,872	44,865
Comprehensive income attributable to Manning & Napier, Inc.	$3,206	$3,587

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock- Class A		Common Stock-Class B		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount		Retained Deficit			Total

Balance—January 1, 2017	14,982,880	$150	1,000	$—	$200,158	$(37,383)	$(13)	$(28,434)	$134,478
Net income	—	—	—	—	—	3,587	—	44,938	48,525
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(32,173)	(32,173)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(73)	—	(73)
Common stock issued under equity compensation plan, net of forfeitures	56,467	—	—	—	—	—	—	—	—
Cancellation of Class B common stock	—	—	(1,000)	—	—	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units vested	—	—	—	—	(48)	—	—	(224)	(272)
Equity-based compensation	—	—	—	—	408	—	—	1,897	2,305
Dividends declared on Class A common stock - $0.32 per share	—	—	—	—	—	(4,628)	—	—	(4,628)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(1,877)	—	—	(7,925)	(9,802)
Balance—December 31, 2017	15,039,347	$150	—	$—	$198,641	$(38,424)	$(86)	$(21,921)	$138,360
Net income	—	—	—	—	—	3,197	—	19,788	22,985
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,089)	(13,089)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	9	42	51
Common stock issued under equity compensation plan, net of forfeitures	271,611	3	—	—	(3)	—	—	—	—
Equity-based compensation	—	—	—	—	413	—	—	1,855	2,268
Dividends declared on Class A common stock - $0.26 per share	—	—	—	—	—	(3,904)	—	—	(3,904)
Cumulative effect of change in accounting principle, net of taxes (Note 3)	—	—	—	—	—	266	—	1,224	1,490
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(447)	—	—	(1,471)	(1,918)
Balance—December 31, 2018	15,310,958	$153	—	$—	$198,604	$(38,865)	$(77)	$(13,572)	$146,243
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$22,985	$48,525
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,268	2,305
Depreciation and amortization	1,719	1,763
Change in amounts payable under tax receivable agreement	(1,341)	(12,859)
Gain on sale of intangible assets	(2,626)	(1,043)
Net (gains) losses on investment securities	1,450	(2,441)
Deferred income taxes	2,431	18,612
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	3,890	6,538
Prepaid expenses and other assets	79	13
Other long-term assets	15	—
Accounts payable	233	(441)
Accrued expenses and other liabilities	(6,582)	(3,924)
Deferred revenue	(908)	3
Other long-term liabilities	(775)	(630)
Net cash provided by operating activities	22,838	56,421
Cash flows from investing activities:
Purchase of property and equipment	(1,950)	(1,352)
Sale of investments	6,857	17,314
Purchase of investments	(90,160)	(87,380)
Sale of intangible assets	2,626	1,043
Acquisitions, net of cash received	—	320
Proceeds from maturity of investments	61,119	39,496
Net cash used in investing activities	(21,508)	(30,559)
Cash flows from financing activities:
Distributions to noncontrolling interests	(13,089)	(32,173)
Dividends paid on Class A common stock	(4,878)	(6,005)
Payment of shares withheld to satisfy withholding requirements	—	(272)
Payment of capital lease obligations	(121)	(167)
Purchase of Class A units of Manning & Napier Group, LLC	(1,918)	(9,802)
Net cash used in financing activities	(20,006)	(48,419)
Net decrease in cash and cash equivalents	(18,676)	(22,557)
Cash and cash equivalents:
Beginning of period	78,262	100,819
End of period	$59,586	$78,262

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2018	2017
Supplemental disclosures:
Cash paid during the period for interest	$80	$36
Cash payments during the period for taxes, net of refunds	$(89)	$1,058
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$266	$238
Equipment acquired through capital lease obligation	$34	$94
Accrued dividends	$306	$1,203

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. ("Manning & Napier" or the "Company") provides a broad range of investment solutions as well as a variety of consultative services that complement its investment process. Founded in 1970, the Company offers U.S. and non-U.S. equity, fixed income and a range of blended asset portfolios, such as life cycle funds and actively-managed exchange-traded fund ("ETF")-based portfolios. Headquartered in Fairport, New York, the Company serves a diversified client base of high-net-worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, platforms, endowments and foundations.
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of December 31, 2018.

 _____________________

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
Reclassifications
The Company changed the presentation of revenue within its consolidated statements of operations for the twelve months ended December 31, 2018. Revenue, previously reported as a single line item, has been disaggregated to present revenue by the various services the Company provides. Amounts for the comparative prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously published financial results.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

For periods prior to and including December 31, 2017, the Company presented "Accounts receivable - affiliated mutual funds" on its consolidated statements of financial condition. Further disclosure regarding accounts receivable from affiliated mutual funds and the components of accounts receivable as of December 31, 2018 is included in "Accounts Receivable" in Note 3 of the notes to the consolidated financial statements. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income and do not represent a restatement of any previously published financial results.
Principles of Consolidation
As of December 31, 2018, Manning & Napier holds an economic interest of approximately 18.2% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $3.6 million and $2.6 million at December 31, 2018 and 2017, respectively. As of December 31, 2017, the Company maintained significant influence in one mutual fund, Manning & Napier Fund, Inc. Quality Equity Series, but did not maintain a controlling financial interest in the mutual fund, which was accounted for as an equity method investment. During the first quarter of 2018, the Manning & Napier Fund, Inc. Quality Equity Series liquidated and closed.
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
Mutual funds and collective investment trust investment management revenue is calculated and earned daily based on AUM. Revenue is presented net of cash rebates and fees waived pursuant to contractual expense limitations of the funds. The Company also has agreements with third parties who provide recordkeeping and administrative services for employee benefit

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

plans participating in the collective investment trusts. The Company is acting as an agent on behalf of the employee benefit plan sponsors, therefore, investment management revenue is recorded net of fees paid to third party service providers. Contractual obligations whereby the Company made payments during the year ended December 31, 2017 of approximately $3.4 million to certain advisory clients with the intent of providing those clients a reduced fee are presented as a reduction to revenue, in accordance with ASC 605-50, Revenue Recognition.
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
Costs to Obtain a Contract
Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized on a straight-line basis over the estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. Refer to Note 3 for further discussion.
Advisory Agreements
The Company derives significant revenue from its role as advisor to affiliated mutual funds and collective investment trusts. Fees earned for advisory related services provided were approximately $54.6 million and $81.6 million for the years ended December 31, 2018 and 2017, respectively, which represents greater than 10% of revenue in each period.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At December 31, 2018 and 2017, trading securities consist of investments held by the Company for the purpose of providing initial cash seeding for product development purposes. In addition, at December 31, 2018, trading securities consist of investments to hedge economic exposure to market movements on its deferred compensation plan.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Accounts Receivable
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing and custodial contracts. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2018 or 2017. Accounts receivable are stated at cost, which approximates market value due to the short-term collection of balances. The fair value of accounts receivable have been classified as Level 1 in accordance with the fair value hierarchy.
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
Goodwill
Goodwill represents the excess cost over the fair value of the identifiable net assets of acquired companies. The Company attributes all goodwill to its single reporting unit. Goodwill is tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There were no facts or circumstances occurring during 2018 or 2017 suggesting possible impairment.
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
Deferred Compensation

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company issues deferred cash awards to certain employees which are linked in value to selected Manning & Napier series of mutual funds under its 2018 Long-Term Incentive Plan. The employees earn a return linked to the appreciation or depreciation based on these series of mutual funds. The Company currently hedges economically the exposure to market movements on its deferred compensation plan by holding investments in the Manning & Napier series of mutual funds on its balance sheet. The Company recognizes as compensation expense the value of the liability to employees, including the appreciation or depreciation of the liability, over the award's vesting period in proportion to the vested amount of the award. The Company immediately recognizes the full value of the related investment, and any subsequent appreciation or depreciation of the investment, in Net gains (losses) on investments in the consolidated statements of operations.
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
Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2018 and 2017.
Loss Contingencies
The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s consolidated financial statements. No loss accruals were recorded as of December 31, 2018 and 2017.
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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). In July 2018, the FASB issued ASU 2018-11, Leases - Targeted

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Improvements, which provides an optional transition method related to implementing the new lease standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard on January 1, 2019, using the optional transition method. The Company is currently evaluating the impact of adoption on its consolidated financial statements. The Company expects that the adoption will result in an increase in total assets and total liabilities as of January 1, 2019 and is currently assessing the expected impact, if any, to its consolidated statements of operations.
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
While there were no changes in the timing of revenue recognition, upon the adoption of Topic 606, the Company changed the presentation of certain revenue related costs on a gross versus net basis. The changes did not have a significant impact to total revenue, distribution, servicing and custody expenses and other operating costs, and had no impact on net income. Changes in the presentation of revenue related costs on a gross versus net basis are summarized below:

•
Fees in the amount $2.6 million for the year ended December 31, 2018 due to third parties who provide record-keeping and administrative services for employee benefit plans participating in the Company's collective investment trusts are presented net as a reduction of mutual fund and collective investment trust revenue. Prior to the adoption of Topic 606 third party record-keeper fees associated with the Company's collective investment trusts were reported as distribution, servicing and custody expense.

•
Fees in the amount of $2.2 million for the year ended December 31, 2018 due to a third party who provides accounting and administrative services on behalf of the Company to its affiliated mutual fund are presented as other operating costs. Prior to the adoption of Topic 606, these fees were presented as a reduction of other revenue.

•
Fees in the amount of $0.5 million for the year ended December 31, 2018 due to a third party who provides safeguarding and administrative services on behalf of the Company are presented as distribution, servicing and custody expense. Prior to the adoption of Topic 606, these fees were presented as a reduction of custodial service revenue.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Disaggregated Revenue
The following table represents the Company’s separately managed account and mutual fund and collective investment trust investment management revenue by investment portfolio during the year ended December 31, 2018:

	Year ended December 31, 2018
	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$71,730	$25,421	$97,151
Equity	22,804	15,987	38,791
Fixed Income	2,589	54	2,643
Total	$97,123	$41,462	$138,585

Accounts Receivable
Accounts receivable as of December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Accounts receivable - third parties	$5,342	$7,278
Accounts receivable - affiliated mutual funds and collective investment trusts	6,105	8,059
Total accounts receivable	$11,447	$15,337
Accounts receivable: Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the years ended December 31, 2018 or 2017.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $54.6 million and $81.6 million during the years ended December 31, 2018 and 2017, respectively, which represents greater than 10% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statement of financial condition as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Affiliated mutual funds (1)	$4,802	$6,219
Affiliated collective investment trusts	1,303	1,840
Accounts receivable - affiliated mutual funds and collective investment trusts	$6,105	$8,059
________________________

(1)
December 31, 2017 balance includes $0.7 million of distribution and servicing fees receivable, which in the prior fiscal period were reflected in "Accounts Receivable". This amount was reclassified to conform to the current period presentation (Note 2).

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the year ended December 31, 2018, revenue was decreased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of $0.2 million is reported within prepaid expenses and other assets in the consolidated statement of financial condition as of December 31, 2018.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the year ended December 31, 2018 that was included in deferred revenue at the beginning of the period was approximately $9.9 million.
Costs to obtain a contract: Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized straight-line over an estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. The total net asset as of December 31, 2018 was approximately $1.2 million. Amortization expense included in compensation and related costs totaled approximately $0.5 million during the year ended December 31, 2018. An impairment loss of approximately $0.3 million was recognized during the year ended December 31, 2018 related to contract acquisition costs for client contracts that canceled during the period.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 18.2% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial conditions with respect to the remaining approximately 81.8% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Year Ended December 31,
	2018	2017
	(in thousands)
Income before provision for income taxes	$25,632	$67,877
Less: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	1,272	12,847
Income before provision for income taxes, as adjusted	24,360	55,030
Controlling interest percentage (2)	18.2%	17.7%
Net income attributable to controlling interest	4,432	9,750
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	1,272	12,847
Income before income taxes attributable to Manning & Napier, Inc.	5,704	22,597
Less: provision for income taxes of Manning & Napier, Inc. (3)	2,507	19,010
Net income attributable to Manning & Napier, Inc.	$3,197	$3,587
__________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $2.6 million and $19.4 million for the years ended December 31, 2018 and 2017, respectively.

A total of 63,349,721 units of Manning & Napier Group are held by the noncontrolling interests as of December 31, 2018. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
During the year ended December 31, 2018, M&N Group Holdings and MNCC exchanged a total of 581,344 Class A units of Manning & Napier Group for approximately $1.9 million in cash. Subsequent to the exchange, the Class A units were retired. In addition, during the year ended December 31, 2018, Class A common stock was issued under the 2011 Equity

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group, net of forfeitures of unvested restricted stock awards.
The following provides a summary of the transactions that have impacted the Company's equity ownership interest in Manning & Napier Group during the years ended December 31, 2018 and 2017:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of January 1, 2017	13,826,575	65,784,571	79,611,146	17.4%
Class A Units issued (1)	46,467	—	46,467	—%
Class A Units exchanged	—	(1,853,506)	(1,853,506)	0.4%
As of December 31, 2017	13,873,042	63,931,065	77,804,107	17.8%
Class A Units issued	253,694	—	253,694	0.3%
Class A Units exchanged	—	(581,344)	(581,344)	0.1%
As of December 31, 2018	14,126,736	63,349,721	77,476,457	18.2%
_____________________

(1)	The impact of the transaction of Manning & Napier's ownership was less than 0.1%.
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
During the years ended December 31, 2018 and 2017, the Company made approximately $13.1 million and $32.2 million, respectively, in distributions to noncontrolling interests. None of these distributions were payments pursuant to the tax receivable agreement (Note 14).
Note 5—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2018 and December 31, 2017:

	December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$15,488	$—	$(75)	$15,413
U.S. Treasury notes	21,613	36	—	21,649
Short-term investments	45,879	—	—	45,879
				82,941
Trading securities
Equity securities				4,683
Mutual funds				3,566
				8,249
Total investment securities				$91,190

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2017
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$19,589	$—	$(29)	$19,560
U.S. Treasury notes	22,428	—	(42)	22,386
Short-term investments	22,323	—	—	22,323
				64,269
Trading securities
Equity securities				3,548
Mutual funds				1,409
				4,957
Equity method investments
Mutual funds				1,178
Total investment securities				$70,404
Investment securities are classified as either trading, equity method investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. At December 31, 2018 and 2017, trading securities consist of investments held by the Company to provide initial cash seeding for product development purposes. In addition, at December 31, 2018, trading securities consist of investments to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $1.5 million of net unrealized losses and $1.8 million of net unrealized gains related to investments classified as trading securities for the years ended December 31, 2018 and 2017, respectively.
Investments classified as equity method investments represent seed investments in which the Company owns between 20%-50% of the outstanding voting interests in the affiliated fund or when it is determined that the Company is able to exercise significant influence but not control over the investments.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of December 31, 2018 and 2017, approximately $0.6 million of the U.S. Treasury notes is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2018 or 2017.
The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
	(in thousands)
Gross realized investment gains	$401	$1,670
Gross realized investment losses	(347)	(1,069)
Net realized gains (losses)	$54	$601
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
The following three-tier fair value hierarchy prioritizes the inputs used in measuring fair value:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

•	Level 1—observable inputs such as quoted prices in active markets for identical securities;

•	Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and

•	Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$4,683	$—	$—	$4,683
Fixed income securities	—	15,413	—	15,413
Mutual funds	3,566	—	—	3,566
U.S. Treasury notes	—	21,649	—	21,649
Short-term investments	43,914	1,965	—	45,879
Total assets at fair value	$52,163	$39,027	$—	$91,190

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2017
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$3,548	$—	$—	$3,548
Fixed income securities	—	19,560	—	19,560
Mutual funds	2,587	—	—	2,587
U.S. Treasury notes	—	22,386	—	22,386
Short-term investments	22,323	—	—	22,323
Total assets at fair value	$28,458	$41,946	$—	$70,404

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—
Short-term investments consists of certificate of deposits ("CDs") that are stated at cost, which approximate fair value due to the short maturity of the investments and U.S. Treasury bills.
Valuations of investments in fixed income securities and U.S. Treasury notes and bills can generally be obtained through independent pricing services. For most bond types, the pricing service utilizes matrix pricing, which considers one or more of the following factors: yield or price of bonds of comparable quality, coupon, maturity, current cash flows, type and current day trade information, as well as dealer supplied prices. These valuations are categorized as Level 2 in the hierarchy.
Contingent consideration was a component of the Company's purchase price of Rainier in 2016 of additional cash payments of up to $32.5 million over the period ending December 31, 2019, contingent upon Rainier’s achievement of certain financial targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization ("EBITA") over the contingency period. There were no changes in contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2018.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between Levels during the year ended December 31, 2018 or 2017.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Property and Equipment
Property and equipment as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Furniture and fixtures	$2,506	$2,519
Office equipment	4,146	4,841
Computer software	4,855	3,816
Leasehold improvements	5,469	5,607
	16,976	16,783
Less: Accumulated depreciation	(11,327)	(11,376)
Property and equipment, net	$5,649	$5,407
Depreciation expense is included in other operating costs and totaled approximately $1.7 million for both years ended December 31, 2018 and 2017.
The Company has evaluated its property and equipment for impairment under the current accounting standards and has concluded that no impairment loss has occurred as of December 31, 2018 and 2017.
Note 8—Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $4.8 million at both December 31, 2018 and 2017, and there was no accumulated impairment. There were no changes in the carrying value of goodwill during the years ended December 31, 2018 and 2017.
The Company completed its goodwill impairment testing in the fourth quarter of 2018 and determined that there were no facts and circumstances occurring during 2018 suggesting possible impairment. No impairment of goodwill was recognized during the years ended December 31, 2018 and 2017.
Intangible Assets
The following table reflects the components of intangible assets as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Intangible assets subject to amortization:
Cost - Separately managed account client relationships	$897	$897
Accumulated amortization - Separately managed account client relationships	(897)	(897)
Cost - Trademark	340	340
Accumulated amortization - Trademark	(190)	(145)
Intangible assets subject to amortization, net	150	195

Indefinite-lived intangible assets:
Cost - Mutual fund and collective trust contracts	2,578	2,578
Mutual fund and collective trust contracts	2,578	2,578

Total intangible assets, net	$2,728	$2,773

There were no facts or circumstances occurring during the years ended December 31, 2018 or 2017 suggesting possible impairment.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Amortization expense was less than $0.1 million for both the years ended December 31, 2018 and 2017. As of December 31, 2018, intangible assets subject to amortization are being amortized over a weighted-average remaining life of 1.7 years. The estimated amortization expense to be recognized over the next 5 years is as follows:

Year Ending December 31,	Estimated Amortization Expense
(in thousands)
2019	$45
2020	45
2021	45
2022	15
2023	—
Thereafter	—
Total	$150
During 2017, the Company entered into an agreement to sell certain Rainier U.S. mutual funds to a third party, with the selling price based on total assets under management on the respective transaction closing dates. During the fourth quarter of 2017, the Company sold two mutual funds for approximately $1.0 million and sold the remaining fund during the first quarter of 2018 for approximately $2.1 million. The carrying value of the intangible assets for client relationships associated with these products was zero due to an impairment loss recognized during a prior period. The Company recognized a gain of approximately $2.1 million and $1.0 million during the years ended December 31, 2018 and 2017, respectively, for the sale of these funds, as included in other operating costs in the consolidated statements of operations.
Note 9—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued bonuses and sales commissions	$16,121	$19,153
Accrued payroll and benefits	4,087	3,877
Accrued sub-transfer agent fees	1,451	2,445
Dividends payable on Class A common stock	306	1,203
Amounts payable under tax receivable agreement	674	2,549
Other accruals and liabilities	2,487	3,120
	$25,126	$32,347
During the year ended December 31, 2018, the Company commenced a voluntary employee retirement offering (the "offering"), available to employees meeting certain age and length-of-service requirements as well as business function criteria. Employees electing to participate in the offering were subject to approval by the Company, and received enhanced separation benefits. These employees are required to render service until their agreed upon termination date (which varies from person to person) in order to receive the benefits and as such, the liability will be recognized ratably over the applicable service period.
The Company estimates the total employee severance costs under the offering to be approximately $2.6 million, of which approximately $2.2 million was recognized during the year ended December 31, 2018. Also during the year ended December 31, 2018, the Company recognized approximately $1.5 million of severance costs as a result of involuntary workforce reductions. Employee severance costs recognized are included in compensation and related costs in the consolidated statements of operations.

The following table summarizes the changes in accrued employee severance costs recognized by the Company for the year ended December 31, 2018, as included in accrued expenses and other liabilities in the consolidated statements of financial condition:

Twelve months ended December 31, 2018
(in thousands)
Accrued employee severance costs as of December 31, 2017	$659
Employee severance costs recognized	3,694
Payment of employee severance costs	(2,711)
Accrued employee severance costs as of December 31, 2018	$1,642
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc.. Additionally, the Company could be subject to non-routine reviews and inspections by the National Futures Association and U.S. Commodity Futures Trading Commission in regards to the Company’s deminimis exposure to commodity interest investments in the mutual funds and collective investment trust vehicles it operates. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of December 31, 2018 and 2017, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Lease Commitments
The Company has several operating leases for office space, and leases its primary office facilities in Fairport, New York under an operating lease. The Company also rents additional office space in various other locations throughout the United States. Total rental expense for all leases amounted to approximately $3.7 million and $4.2 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, minimum rent payments relating to the office leases for years subsequent to 2018, are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2019	$3,748
2020	3,780
2021	3,712
2022	3,668
2023	3,369
Thereafter	13,397
$31,674
Certain of the Company's operating leases have been subleased for which the Company will receive amounts totaling approximately $0.5 million over the term of such leases.
As of December 31, 2018, the Company's contractual obligation for its primary office facilities was $26.1 million, or $2.9 million annually, under an operating lease expiring on January 31, 2028.
At both December 31, 2018 and 2017, the Company had approximately $0.2 million and $0.3 million of total capital lease obligations, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Shares Eligible for Future Sale
The Company is party to an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company.
As of December 31, 2018, a total of 63,349,721 Class A units of Manning & Napier Group are held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, subject to certain restrictions, these units may be exchangeable on an annual basis for shares of the Company’s Class A common stock. As of December 31, 2018, approximately 62.2 million Class A units of Manning & Napier Group are eligible for exchange, of which approximately 60.0 million are held by William Manning. In the event that William Manning maximizes his participation, certain restrictions are removed such that the total amount eligible would increase to approximately 63.3 million to allow for other owners to participate in a similar proportion.
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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2018 and 2017 under the two-class method:

	Year Ended December 31,
	2018	2017
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$22,985	$48,525
Less: net income attributable to noncontrolling interests	19,788	44,938
Net income attributable to Manning & Napier, Inc.	$3,197	$3,587
Less: allocation to participating securities	67	70
Net income available to Class A common stock	$3,130	$3,517

Weighted average shares of Class A common stock outstanding - basic	14,623,198	14,164,037
Dilutive effect from unvested equity awards	6,972	72,988
Weighted average shares of Class A common stock outstanding - diluted	14,630,170	14,237,025
Net income available to Class A common stock per share - basic	$0.21	$0.25
Net income available to Class A common stock per share - diluted	$0.21	$0.25
For the years ended December 31, 2018 and 2017, there were unvested equity awards of 1,602,337 and 790,000 respectively, excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.
At December 31, 2018 and 2017 there were 63,349,721 and 63,931,065, respectively, Class A units of Manning & Napier Group which for each period, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company’s Class A common shares. These units were not included in the calculation of diluted earnings per common share for the respective periods because the effect would have been anti-dilutive.
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
During the year ended December 31, 2018, 1,309,325 equity awards were granted under the Equity Plan.
The following table summarizes equity award activity for the year ended December 31, 2018 under the Company's Equity Plan:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2018	852,123	$12.09
Granted	1,309,325	$2.07
Vested	(514,111)	$7.70
Forfeited	(45,000)	$12.20
Stock awards outstanding at December 31, 2018	1,602,337	$5.31
The weighted average fair value of Equity Plan awards granted during the years ended December 31, 2018 and 2017 was $2.07 and $5.55, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, when applicable, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

For each of the years ended December 31, 2018 and 2017, the Company recorded approximately $2.3 million of compensation expense related to awards under the Equity Plan. The aggregate intrinsic value of awards that vested during the years ended December 31, 2018 and 2017 was approximately $1.7 million and $1.2 million, respectively. As of December 31, 2018, there was unrecognized compensation expense related to 2011 Plan awards of approximately $5.2 million, which the Company expects to recognize over a weighted average period of approximately 2.5 years.
During the year ended December 31, 2017 the Company withheld a total of 69,597 restricted shares as a result of net share settlements to satisfy employee tax withholding obligations. The Company paid approximately $0.3 million in employee tax withholding obligations related to these settlements during the year ended December 31, 2017. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the number of shares outstanding.
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
During 2018, the Company completed its accounting for the tax effects of the enactment of U.S. tax reform which was signed into law on December 22, 2017. As of December 31, 2017, the Company made a reasonable estimate of the tax effect of the enactment and recognized provisional tax impacts related to the revaluation of the Company's net deferred tax assets of approximately $16.5 million. As a result, the Company decreased its deferred tax asset related to the tax receivable agreement ("TRA"), resulting in a $12.9 million reduction of the liability, representing 85% of the applicable cash savings. The Company recognized no changes to the 2017 estimated provisional tax impact upon completion of its accounting in 2018.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Components of the provision for income taxes consist of the following:

	Year Ended December 31,
	2018	2017
	(in thousands)
Current
Federal	$69	$556
State and local	147	184
Current tax expense	216	740
Deferred
Federal	1,339	16,137
State and local	1,092	2,475
Deferred tax expense	2,431	18,612
Provision for income tax expense	$2,647	$19,352
The differences between income taxes computed using the U.S. federal income tax rate of 21% for the year ended December 31, 2018 and 34% for the year ended December 31, 2017, and the provision for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Amount computed using the statutory rate	$5,383	$23,078
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	193	408
Impact of enacted tax law changes	—	16,512
Net change in state deferred tax rate	1,316	—
Net adjustment to amounts payable under TRA	(281)	(4,372)
Benefit from the flow-through entities	(4,067)	(15,163)
Other, net	103	(1,111)
Provision for income taxes	$2,647	$19,352
The provision for income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the year ended December 31, 2018, this favorable impact was partially offset by the $1.3 million provision recognized for the reduction in the Company's effective tax rate. For the year ended December 31, 2017, the Company recognized a $16.5 million provision for the reduction in its effective tax rate resulting from the enactment of U.S. tax reform.
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
In connection with the IPO, a TRA was entered into between Manning & Napier and the holders of Manning & Napier Group, pursuant to which Manning & Napier is required to pay to such holders 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that Manning & Napier actually realizes, or is deemed to realize in certain circumstances, as a result of (i) certain tax attributes of their units sold to Manning & Napier or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the TRA and (ii) tax benefits related to imputed interest.
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
At December 31, 2018 and 2017, the Company had recorded a total liability of approximately $18.0 million and $21.8 million, respectively, representing the payments due to the selling unit holders under the TRA. Of these amounts, approximately $0.7 million and $2.5 million were included in accrued expenses and other liabilities at December 31, 2018 and 2017, respectively. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA. The Company made payments pursuant to the TRA of approximately $2.5 million and $2.4 million during the years ended December 31, 2018 and 2017, respectively.
Components of net deferred tax assets consist of the following:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets
Tax receivable agreement	$19,399	$22,680
Bonus and commissions	408	641
Net operating loss carryforwards	1,229	—
Other	190	197
Total deferred tax assets	21,226	23,518
Deferred tax liabilities
Depreciation and amortization	366	131
Prepaid items	65	89
Total deferred tax liabilities	431	220
Net deferred tax assets	$20,795	$23,298
As of December 31, 2018, the Company had approximately $5.0 million net operating losses available to offset future taxable income for federal income tax purposes that may be carried forward indefinitely and approximately $2.5 million for state income tax purposes that will expire through 2038 if not utilized.
The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2018 and 2017.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of the Company's liability for income taxes associated with unrecognized tax benefits is as follows:

	December 31,
	2018	2017
	(in thousands)
Balance as of January 1,	$33	$135
Increase related to current year tax positions	—	27
Decrease related to prior year tax positions	—	(129)
Balance as of December 31,	$33	$33
The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded less than $0.1 million in interest and penalties in the consolidated statements of operations for the years ended December 31, 2018 and 2017.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2015 through 2017 remain subject to examination by the respective tax authorities.
Note 15—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds and funds of affiliated entities of certain of the Company's executive officers and directors. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts. The aggregate value of the fees earned was approximately $0.1 million and $0.2 million in the years ended December 31, 2018 and 2017, respectively. The aggregate value of fees waived was less than $0.1 million and approximately $0.1 million in 2018 and 2017, respectively.
Affiliated fund transactions
The Company earns investment advisory fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. The aggregate value of revenue earned was $54.6 million and $81.6 million in the years ended December 31, 2018 and 2017, respectively. Fees earned for administrative services provided were approximately $2.2 million for the year ended December 31, 2018. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was approximately $5.1 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company has recorded a receivable of approximately $0.2 million for expenses paid on behalf of an affiliated mutual fund. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.
Note 16—Employee Benefit Plan
The Company offers the Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) to all employees who meet the plan criteria.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 75% of their regular salary subject to annual limitations determined by the IRS. The Company matches an amount equivalent to 50% of a participant’s contribution, not to exceed 2% of their total compensation. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $1.0 million for both years ended December 31, 2018 and 2017.
With respect to the profit sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who are eligible. These contributions by the Company amounted to approximately $0.5 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.
Note 17—Subsequent Events
Distribution and Dividend
On March 5, 2019, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution will be based on earnings for the quarter ended March 31, 2019, with a maximum amount of $2.0 million. Concurrently, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend is payable on May 1, 2019 to shareholders of record as of April 15, 2019.
Exchange of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2019 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis. Approximately 1.3 million of eligible Class A units of Manning & Napier Group will be tendered for exchange. The Company anticipates the exchange will be finalized during the second quarter of 2019.