Form 10-Q
period 2019-03-31
Manning & Napier, Inc.
filed 2019-05-14
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

(585) 325-6880
Registrant’s telephone number, including area code
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	MN	New York Stock Exchange

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2019
Class A common stock, $0.01 par value per share	15,645,595

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$54,308	$59,586
Accounts receivable	10,751	11,447
Investment securities	88,106	91,190
Prepaid expenses and other assets	6,182	5,221
Total current assets	159,347	167,444
Property and equipment, net	5,710	5,649
Operating lease right-of-use assets	19,957	—
Net deferred tax assets, non-current	20,712	20,795
Goodwill	4,829	4,829
Other long-term assets	4,077	3,842
Total assets	$214,632	$202,559

Liabilities
Accounts payable	$1,979	$1,845
Accrued expenses and other liabilities	16,960	25,126
Deferred revenue	9,039	9,305
Total current liabilities	27,978	36,276
Operating lease liabilities, non-current	20,010	—
Amounts payable under tax receivable agreement, non-current	17,154	17,349
Other long-term liabilities	582	2,691
Total liabilities	65,724	56,316
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 15,684,573 and 15,310,958 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	157	153
Additional paid-in capital	198,811	198,604
Retained deficit	(38,516)	(38,865)
Accumulated other comprehensive income	(56)	(77)
Total shareholders’ equity	160,396	159,815
Noncontrolling interests	(11,488)	(13,572)
Total shareholders’ equity and noncontrolling interests	148,908	146,243
Total liabilities, shareholders’ equity and noncontrolling interests	$214,632	$202,559
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues
Management Fees
Separately managed accounts	$21,475	$25,355
Mutual funds and collective investment trusts	8,228	10,980
Distribution and shareholder servicing	2,624	3,178
Custodial services	1,745	1,922
Other revenue	725	789
Total revenue	34,797	42,224
Expenses
Compensation and related costs	21,448	23,773
Distribution, servicing and custody expenses	3,758	4,781
Other operating costs	8,307	6,454
Total operating expenses	33,513	35,008
Operating income	1,284	7,216
Non-operating income (loss)
Interest expense	(3)	(9)
Interest and dividend income	809	502
Change in liability under tax receivable agreement	195	291
Net gains (losses) on investments	874	(249)
Total non-operating income	1,875	535
Income before provision for income taxes	3,159	7,751
Provision for income taxes	242	478
Net income attributable to controlling and noncontrolling interests	2,917	7,273
Less: net income attributable to noncontrolling interests	2,356	6,059
Net income attributable to Manning & Napier, Inc.	$561	$1,214

Net income per share available to Class A common stock
Basic	$0.04	$0.08
Diluted	$0.03	$0.07
Weighted average shares of Class A common stock outstanding
Basic	14,927,265	14,313,549
Diluted	78,581,169	78,283,583
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net income attributable to controlling and noncontrolling interests	$2,917	$7,273
Net unrealized holding gains (losses) on investment securities, net of tax	115	(147)
Reclassification adjustment for realized (gains) losses on investment securities included in net income	(14)	—
Comprehensive income	$3,018	$7,126
Less: Comprehensive income attributable to noncontrolling interests	2,436	5,939
Comprehensive income attributable to Manning & Napier, Inc.	$582	$1,187
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Balance—December 31, 2017	15,039,347	$150	$198,641	$(38,424)	$(86)	$(21,921)	$138,360
Net income	—	—	—	1,214	—	6,059	7,273
Distributions to noncontrolling interests	—	—	—	—	—	(4,908)	(4,908)
Net changes in unrealized investment securities gains or losses	—	—	—	—	(27)	(120)	(147)
Common stock issued under equity compensation plan	224,218	3	(3)	—	—	—	—
Equity-based compensation	—	—	209	—	—	944	1,153
Dividends declared on Class A common stock - $0.08 per share	—	—	—	(1,221)	—	—	(1,221)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	266	—	1,224	1,490
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(440)	—	—	(1,478)	(1,918)
Balance—March 31, 2018	15,263,565	$153	$198,407	$(38,165)	$(113)	$(20,200)	$140,082

Balance—December 31, 2018	15,310,958	$153	$198,604	$(38,865)	$(77)	$(13,572)	$146,243
Net income	—	—	—	561	—	2,356	2,917
Distributions to noncontrolling interests	—	—	—	—	—	(1,620)	(1,620)
Net changes in unrealized investment securities gains or losses	—	—	—	—	21	94	115
Common stock issued under equity compensation plan, net of forfeitures	373,615	4	(4)	—	—	—	—
Equity-based compensation	—	—	272	—	—	1,193	1,465
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(288)	—	—	(288)
Cumulative effect of change in accounting principle, net of taxes (Note 8)	—	—	—	76	—	—	76
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(61)	—	—	61	—
Balance—March 31, 2019	15,684,573	$157	$198,811	$(38,516)	$(56)	$(11,488)	$148,908
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$2,917	$7,273
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,465	1,153
Depreciation and amortization	403	557
Change in amounts payable under tax receivable agreement	(195)	(291)
Gain on sale of intangible assets	(56)	(2,388)
Net (gains) losses on investment securities	(874)	249
Deferred income taxes	158	437
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	695	1,816
Prepaid expenses and other assets	(960)	(426)
Long-term assets	660	(479)
Accounts payable	134	104
Accrued expenses and other liabilities	(10,458)	(11,617)
Deferred revenue	(266)	69
Long-term liabilities	(500)	(173)
Net cash used in operating activities	(6,877)	(3,716)
Cash flows from investing activities:
Purchase of property and equipment	(576)	(321)
Sale of investments	2,015	1,380
Purchase of investments	(15,301)	(12,237)
Sale of intangible assets	56	2,388
Proceeds from maturity of investments	17,358	11,761
Net cash provided by investing activities	3,552	2,971
Cash flows from financing activities:
Distributions to noncontrolling interests	(1,620)	(4,908)
Dividends paid on Class A common stock	(306)	(1,203)
Payment of capital lease obligations	(27)	(33)
Purchase of Class A units of Manning & Napier Group, LLC	—	(1,918)
Net cash used in financing activities	(1,953)	(8,062)
Net increase (decrease) in cash and cash equivalents	(5,278)	(8,807)
Cash and cash equivalents:
Beginning of period	59,586	78,262
End of period	$54,308	$69,455
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. ("Manning & Napier" or the "Company") provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trust funds, as well as a variety of consultative services that complement its investment process. Founded in 1970, the Company offers equity, fixed income and alternative strategies, as well as a range of blended asset portfolios, including life cycle funds. Headquartered in Fairport, New York, the Company serves a diversified client base of high-net-worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, platforms, endowments and foundations.
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of March 31, 2019.

(1)
The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Perspective Partners LLC, Manning & Napier Information Services, LLC, Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").

Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
The Company's critical accounting policies and estimates are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The financial data for the interim periods may not necessarily be indicative of results for future interim periods or for the full year.
Changes to the Company's accounting policies as a result of adoption ASU 2016-02, Leases (Topic 842) are discussed under "Leases" below and in Note 8.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of March 31, 2019, Manning & Napier holds an economic interest of approximately 18.6% in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment or as trading securities, as applicable.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $3.9 million as of March 31, 2019 and $3.6 million as of December 31, 2018. As of March 31, 2019 and December 31, 2018 the Company did not have a controlling financial interest in any mutual fund.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At March 31, 2019, trading securities consist of investments held by the Company to provide initial cash seeding for product development purposes and investments to hedge economic exposure to market movements on its deferred compensation plan.
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
Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $11.2 million and $11.3 million as of March 31, 2019 and December 31, 2018, respectively.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, accrued expenses and other liabilities and operating lease liabilities, non-current on its consolidated statements of financial condition. Finance leases are included in other long-term assets, accrued expenses and other liabilities, and other long-term liabilities on its consolidated statements of financial condition.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate, for each identified lease, is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. The operating lease ROU asset is reduced for any lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which are combined for all classes of underlying assets.
Operating Segments
The Company operates in one segment, the investment management industry.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which provides an optional transition method related to implementing the new lease standard. The Company adopted the new standard on its effective date of January 1, 2019. Refer to Note 8 for further discussion regarding the impact of adoption.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The ASU will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company's adoption of ASU 2018-02 on January 1, 2019 did not have a material impact on its consolidated financial statements.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Revenue
Disaggregated Revenue
The following table represents the Company’s separately managed account and mutual fund and collective investment trust investment management revenue by investment portfolio during the three months ended March 31, 2019 and March 31, 2018:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$16,271	$5,055	$21,326	$18,309	$6,452	$24,761
Equity	4,612	3,106	7,718	6,356	4,488	10,844
Fixed Income	592	67	659	690	40	730
Total	$21,475	$8,228	$29,703	$25,355	$10,980	$36,335

Accounts Receivable
Accounts receivable as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accounts receivable - third parties	$6,318	$5,342
Accounts receivable - affiliated mutual funds and collective investment trusts	4,433	6,105
Total accounts receivable	$10,751	$11,447
Accounts receivable: Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three months ended March 31, 2019 or 2018.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $11.1 million and $14.5 million during the three months ended March 31, 2019 and 2018, respectively, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statement of financial condition as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Affiliated mutual funds	$3,071	$4,802
Affiliated collective investment trusts	1,362	1,303
Accounts receivable - affiliated mutual funds and collective investment trusts	$4,433	$6,105

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the three months ended March 31, 2019, revenue was increased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.3 million and $0.2 million is reported within prepaid expenses and other assets in the consolidated statement of financial condition as of March 31, 2019 and December 31, 2018, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the three months ended March 31, 2019 that was included in deferred revenue at the beginning of the period was approximately $7.1 million.
Costs to obtain a contract: Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized straight-line over an estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. The total net asset as of both March 31, 2019 and December 31, 2018 was approximately $1.2 million. Amortization expense included in compensation and related costs totaled approximately $0.1 million during the three months ended March 31, 2019. An impairment loss of less than $0.1 million was recognized during the three months ended March 31, 2019 related to contract acquisition costs for client contracts that canceled during the period.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 18.6% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial condition with respect to the remaining approximately 81.4% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended March 31,
	2019	2018
	(in thousands)
Income before provision for income taxes	$3,159	$7,751
Less: income before provision for income taxes of Manning & Napier, Inc. (1)	191	271
Income before provision for income taxes, as adjusted	2,968	7,480
Controlling interest percentage (2)	18.6%	18.1%
Net income attributable to controlling interest	552	1,352
Plus: income before provision for income taxes of Manning & Napier, Inc. (1)	191	271
Income before income taxes attributable to Manning & Napier, Inc.	743	1,623
Less: provision for income taxes of Manning & Napier, Inc. (3)	182	409
Net income attributable to Manning & Napier, Inc.	$561	$1,214
________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes was $0.2 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, a total of 63,349,721 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase. See Note 14 for further discussion.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

During the three months ended March 31, 2019, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group, net of forfeitures of unvested restricted stock awards.
The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the three months ended March 31, 2019:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2018	14,126,736	63,349,721	77,476,457	18.2%
Class A Units issued	351,532	—	351,532	0.4%
Class A Units exchanged	—	—	—	—%
As of March 31, 2019	14,478,268	63,349,721	77,827,989	18.6%
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
At March 31, 2019 and December 31, 2018, the Company had recorded a liability of $17.8 million and $18.0 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, $0.7 million were included in accrued expenses and other liabilities at both March 31, 2019 and December 31, 2018. The Company made no payments pursuant to the TRA during the three months ended March 31, 2019 and 2018.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$17,561	$90	$—	$17,651
Fixed income securities	17,939	—	(13)	17,926
Short-term investments	43,423	—	—	43,423
				79,000
Trading securities
Equity securities				5,242
Mutual funds				3,864
				9,106
Total investment securities				$88,106

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$21,613	$36	$—	$21,649
Fixed income securities	15,488	—	(75)	15,413
Short-term investments	45,879	—	—	45,879
				82,941
Trading securities
Equity securities				4,683
Mutual funds				3,566
				8,249
Total investment securities				$91,190
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At March 31, 2019 and December 31, 2018, trading securities consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $0.9 million of net unrealized gains and $0.2 million of net unrealized losses related to investments classified as trading during the three months ended March 31, 2019 and 2018, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of March 31, 2019 and December 31, 2018, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three months ended March 31, 2019 and 2018.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,242	$—	$—	$5,242
Fixed income securities	—	17,926	—	17,926
Mutual funds	3,864	—	—	3,864
U.S. Treasury notes	—	17,651	—	17,651
Short-term investments	40,225	3,198	—	43,423
Total assets at fair value	$49,331	$38,775	$—	$88,106

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$4,683	$—	$—	$4,683
Fixed income securities	—	15,413	—	15,413
Mutual funds	3,566	—	—	3,566
U.S. Treasury notes	—	21,649	—	21,649
Short-term investments	43,914	1,965	—	45,879
Total assets at fair value	$52,163	$39,027	$—	$91,190

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Short-term investments consists of certificate of deposits that are stated at cost, which approximate fair value due to the short maturity of the investments and U.S. Treasury bills.
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
Contingent consideration was a component of the purchase price of Rainier in 2016 of additional cash payments of up to $32.5 million over the period ending December 31, 2019, contingent upon Rainier's achievement of certain financial targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization over the contingency period. There were no changes in contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2019.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the three months ended March 31, 2019.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued bonus and sales commissions	$6,885	$16,121
Accrued payroll and benefits	2,880	4,087
Accrued sub-transfer agent fees	760	1,451
Dividends payable	314	306
Amounts payable under tax receivable agreement	674	674
Short-term operating lease liabilities	2,722	—
Other accruals and liabilities	2,725	2,487
Total accrued expenses and other liabilities	$16,960	$25,126
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
The Company estimates the total employee severance costs under the offering to be approximately $2.6 million, of which approximately $2.2 million was recognized during the year ended December 31, 2018. During the three months ended March 31, 2019, the Company recognized approximately $0.1 million of severance costs under the offering and approximately $0.4 million as a result of involuntary workforce reductions. Employee severance costs recognized are included in compensation and related costs in the consolidated statements of operations.
The following table summarizes the changes in accrued employee severance costs recognized by the Company during the three months ended March 31, 2019, as included in accrued expenses and other liabilities in the consolidated statements of financial condition:

Three months ended March 31, 2019
(in thousands)
Accrued employee severance costs as of December 31, 2018	$1,642
Employee severance costs recognized	502
Payment of employee severance costs	(1,230)
Accrued employee severance costs as of March 31, 2019	$914
Note 8—Leases
Adoption of ASU 2016-02, Leases (Topic 842)
On January 1, 2019, the Company adopted Topic 842 using the optional transition method. Consequently, financial information and disclosures for the reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting policies under Topic 840.
Topic 842 provides a number of optional practical expedients as part of the transition from Topic 840. The Company elected the ‘package of practical expedients’, which permits it to not reassess, under Topic 842, its prior conclusions about lease identification, lease classification and initial direct costs.
Topic 842 also provides practical expedients for an entity’s ongoing accounting under Topic 842. The Company elected the short-term lease recognition exemption for all leases that qualify, and elected the practical expedient to combine lease and non-lease components as a single combined lease component for all of its leases.
On adoption, the Company recognized lease liabilities of approximately $23.2 million and right-of-use assets for approximately $20.6 million, based on the present value of the remaining minimum rental payments under Topic 840 for operating leases that existed as of the date of adoption. In addition, the Company wrote-down approximately $2.6 million of unamortized deferred lease costs and tenant incentives previously recorded as deferred rent liability in the consolidated

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

statements of financial condition as of December 31, 2018. The Company recognized an increase to opening shareholders' equity and noncontrolling interest of approximately $0.1 million, as of January 1, 2019, related to the deferred tax impacts of adopting Topic 842.
Leases
The Company has operating and finance leases for office space and certain equipment. For these leases, the office space or equipment is an explicitly identified asset within the contract. The Company has determined that it has obtained substantially all of the economic benefits from the use of the underlying asset and directs how and for what purpose the asset is used during the term of the contract.
The Company's leases have remaining lease terms ranging between 1 year and approximately 9 years. The Company's lease term on certain of its multi-year office space leases, including its headquarters, include options for the Company to extend those leases for periods ranging from an additional five to ten years. In addition, the Company has the option to reduce a portion of its square footage at certain times throughout the term of the lease for its headquarters. The Company determined it is not reasonably certain at this time it will exercise the options to extend these leases or will exercise the options to reduce its square footage; therefore, the payment amounts related to these lease term extensions and contraction options have been excluded from determining its right-of-use asset and lease liability.
Certain of the Company's operating leases for office space include variable lease payments, including non-lease components (such as utilities and operating expenses) that vary based on actual expenses and are adjusted on an annual basis. The Company concluded that these variable lease payments are in substance fixed payments and included the estimated variable payments in its determination of right-of-use assets and lease liabilities.
Changes in the lease terms, including renewal options and options to reduce its square footage, incremental borrowing rates, and/or variable lease payments, and the corresponding impact to the right-of-use assets and lease liabilities, are recognized in the period incurred.
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $0.4 million over the term of such leases. The lease terms for the two subleased operating leases end in 2019 and 2021.
The components of lease expense for the three months ended March 31, 2019 were as follows:

Three months ended March 31, 2019
(in thousands)
Finance lease expense
Amortization of right-of-use assets	$29
Interest on lease liabilities	3
Operating lease expense	923
Short-term lease expense	4
Variable lease expense	46
Sublease income	(123)
Total	$882

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

Three months ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3
Finance cash flows from finance leases	$27
Operating cash flows from operating leases	$794

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$163
Operating leases	$—
Supplemental balance sheet information related to leases as of March 31, 2019 was as follows:

(in thousands, except lease term and discount rate)	March 31, 2019
Finance Leases
Finance lease right-of-use assets (1)	$284

Accrued expenses and other liabilities	$127
Other long-term liabilities	173
Total finance lease liabilities	$300

Operating Leases
Operating lease right-of-use assets	$19,957

Accrued expenses and other liabilities	$2,722
Operating lease liabilities, non-current	20,010
Total operating lease liabilities	$22,732

Weighted average remaining lease term
Finance leases	3.10 years
Operating leases	8.03 years
Weighted average discount rate
Finance leases	4.27%
Operating leases	5.21%
_______________________

(1)	Amounts included in other long-term assets within the consolidated statements of financial condition.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of lease liabilities were as follows:

Twelve month period ending March 31,	Finance Leases	Operating Leases
	(in thousands)
2020	$137	$3,839
2021	82	3,643
2022	53	3,544
2023	30	3,228
2024	20	2,964
Thereafter	—	10,695
Total lease payments	322	27,913
Less imputed interest	(22)	(5,181)
Total lease liabilities	$300	$22,732
As of December 31, 2018, minimum rent payments relating to the office leases for each of the following five years and thereafter were as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2019	$3,748
2020	3,780
2021	3,712
2022	3,668
2023	3,369
Thereafter	13,397
Total undiscounted lease payments	$31,674
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. Additionally, the Company could be subject to non-routine reviews and inspections by the National Futures Association and U.S. Commodity Futures Trading Commission in regards to the Company’s de minimis exposure to commodity interest investments in the mutual funds and collective investment trust vehicles it operates. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of March 31, 2019 and December 31, 2018, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

stock. Basic EPS is calculated by dividing net income available to Class A common stock by the weighted average number of common shares outstanding during the period.
Diluted earnings per share (“diluted EPS”) is computed under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, the weighted average number of common shares outstanding during the period is increased by the assumed conversion into Class A common stock of the unvested equity awards and the exchangeable Class A units of Manning & Napier Group, to the extent that such conversion would dilute earnings per share.
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three months ended March 31, 2019 and 2018 under the two-class method:

	Three months ended March 31,
	2019	2018
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$2,917	$7,273
Less: net income attributable to noncontrolling interests	2,356	6,059
Net income attributable to Manning & Napier, Inc.	$561	$1,214
Less: allocation to participating securities	(5)	63
Net income available to Class A common stock	$566	$1,151

Weighted average shares of Class A common stock outstanding - basic	14,927,265	14,313,549
Dilutive effect of unvested equity awards	304,183	51,888
Dilutive effect of exchangeable Class A Units	63,349,721	63,918,146
Weighted average shares of Class A common stock outstanding - diluted	78,581,169	78,283,583
Net income available to Class A common stock per share - basic	$0.04	$0.08
Net income available to Class A common stock per share - diluted	$0.03	$0.07
For the three-months ended March 31, 2019, 3,000,000 unvested performance-based stock options were excluded from the calculation of diluted EPS because the associated market condition had not yet been achieved.
For the three-months ended March 31, 2019 and 2018, 1,413,560 and 866,103, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
Note 11—Equity Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by stockholders prior to the consummation of the Company's 2011 initial public offering. Under the Equity Plan, a total of 13,142,813 equity interests are authorized for issuance, and may be issued in the form of Class A common stock, restricted stock units, stock options, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group.
The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") activity under the Equity Plan for the three months ended March 31, 2019:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,602,337	$5.31
Granted	723,842	$2.40
Vested	(388,615)	$2.56
Forfeited	(15,000)	$12.20
Outstanding at March 31, 2019	1,922,564	$4.72
The weighted average fair value of stock awards granted during the three months ended March 31, 2019 was $2.40, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

For the three months ended March 31, 2019 and 2018, the Company recorded approximately $1.4 million and $1.2 million, respectively, of compensation expense related to stock awards under the Equity Plan. As of March 31, 2019, there was unrecognized compensation expense of approximately $5.3 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 2.2 years. The aggregate intrinsic value of stock awards that vested during the three months ended March 31, 2019 was approximately $1.0 million.
A summary of activity under the Equity Plan related to stock option awards during the three months ended March 31, 2019 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	—	$—
Granted	3,500,000	$2.01
Vested	—	$—
Forfeited	—	$—
Outstanding at March 31, 2019	3,500,000	$2.01	4.1	$315
Exercisable at March 31, 2019	—	$—
For the three months ended March 31, 2019, the Company recorded approximately $0.1 million of compensation expense related to stock options under the Equity Plan. As of March 31, 2019, there was unrecognized compensation expense of approximately $1.4 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 1.4 years.
During the three months ended March 31, 2019, the Company granted a total of 3,500,000 stock option awards under the Equity Plan, 3,000,000 of which are subject to the achievement of specified performance criteria ("performance options"). The performance options vest in installments, only if the closing price per share of the Company's Class A common stock as reported on the New York Stock Exchange exceeds a certain threshold for 20 consecutive days ("target price") prior to a specified date ("target date"). Target prices range from $3.25 to $7.75. Target dates by which each target price must be achieved range from three to seven years from the grant date. These performance options are considered to have a market condition, the effect of which is reflected in the grant date fair value of the award. As such, as long as the requisite service is rendered for these awards, compensation expense will be recognized regardless of whether the market condition is achieved. The fair value of these performance options was estimated using a Monte Carlo simulation model and the weighted average grant date fair value for the performance options granted was $0.38.
For stock option awards with service conditions only ("service-based options"), the Company determines the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of service-based options granted during the three months ended March 31, 2019 was $0.62, using the following assumptions:

Three months ended March 31, 2019
Expected volatility	45.00%
Expected term (in years)	4.9 - 6.9
Risk-free interest rate	2.49% - 2.58%
Expected dividend yield	3.98%
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s income tax provision and effective tax rate were as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Earnings from continuing operations before income taxes	$3,159	$7,751
Effective tax rate	7.7%	6.2%
Provision for income taxes	242	478
Provision for income taxes at statutory rate	663	1,628
Difference between tax at effective vs. statutory rate	$(421)	$(1,150)
For both the three months ended March 31, 2019 and 2018, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 21% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's current and former executive officers and directors, including William Manning. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts and personal funds utilized to incubate products. The aggregate value of the fees earned and the value of fees waived was less than $0.1 million for each of the three months ended March 31, 2019 and 2018.
Affiliated fund transactions
The Company earns investment advisory fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. The aggregate value of revenue earned was approximately $11.6 million and $15.0 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, amounts due from the affiliated mutual funds was approximately $3.1 million and $4.8 million, respectively. As of March 31, 2019 and December 31, 2018, amounts due from affiliated collective investment trusts was approximately $1.4 million and $1.3 million, respectively.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was $1.5 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company recorded a receivable of approximately $0.2 million for expenses paid on behalf of an affiliated mutual fund. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.
Note 14—Subsequent Events
Exchange of Class A units of Manning & Napier Group
Pursuant to the terms of the Exchange Agreement (Note 4), M&N Group Holdings and MNCC exchanged a total of 1,315,521 Class A units of Manning & Napier Group on May 2, 2019, for approximately $3.1 million in cash. Subsequent to the exchange, the Class A units were retired. As a result of the exchange and retirement, the Company's ownership of Manning & Napier Group increased to approximately 18.9%.
Distributions and dividends
On April 23, 2019, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution will be based on earnings for the quarter ending June 30, 2019. Concurrently, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 1, 2019 to shareholders of record as of July 15, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") which reflect our views with respect to, among other things, our operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "could," "intends," "likely," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections, of our Annual Report on Form 10-K which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of our products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Our Business
We are an independent wealth management firm that provides a broad range of investment solutions through separately managed accounts, mutual funds, and collective investment trust funds, as well as a variety of consultative services that complement our investment process. Founded in 1970, we offer equity, fixed income and alternative strategies, as well as a range of blended asset portfolios, including life-cycle funds. We serve a diversified client base of high-net-worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, platforms, endowments and foundations. Our operations are based principally in the United States, with our headquarters located in Fairport, New York.
Market Developments
Volatility sharply returned to financial markets in 2018. Throughout the year, several key risks worsened, culminating in one of the most significant market selloffs of the decade. In the first quarter of 2019, much of the market selloff was reversed as stock prices strongly rallied across the globe. In U.S. equities specifically, both U.S. large- and small-cap stocks gained back most of last year’s losses.
Along with the market surge was a strong investor preference for growth stocks. Over the past several years, U.S. growth has considerably outperformed U.S. value. Although this trend briefly swung in the other direction last year, growth again retook the lead to start 2019. For selective, valuation-conscious managers such as ourselves, we believe this stylistic trend remains a challenge.
International stocks bounced back during the first quarter as well. Over the trailing year, however, international equities are significantly lagging their U.S. peers, continuing a trend that has gone on for most of the post-global financial crisis period. The strong dollar remains a key headwind to international equity performance.
In fixed income, the Federal Reserve stopped raising interest rates in the quarter. The pause in Fed rate hikes supported short-term interest rates to hold steady, while enabling longer-term interest rates to fall. Falling interest rates, along with tighter credit spreads, contributed to positive results across the fixed income landscape.
Going forward, we expect financial markets to remain highly dynamic. Global growth is decelerating, and the U.S. economy remains in a later stage of its economic cycle (with significant potential spillover effects on international markets). These factors, as well as other key risks, may lead to further market volatility. This investment climate illustrates the benefits of an actively managed investment approach for investors.
Our Solutions
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts, mutual funds and collective investment trusts—including those offered by MNA, the Manning & Napier Fund, Inc., Exeter Trust Company, and Rainier.
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
Our AUM was $21.1 billion as of March 31, 2019. The composition of our AUM by vehicle and portfolio is illustrated in the table below:

	March 31, 2019
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$9,458.5	$4,233.5	$975.2	$14,667.2
Mutual funds and collective investment trusts	4,376.2	1,993.8	100.6	6,470.6
Total	$13,834.7	$6,227.3	$1,075.8	$21,137.8
The composition of our separately managed accounts as of March 31, 2019, by channel and portfolio, is set forth in the table below:

	March 31, 2019
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$7,221.3	$2,662.4	$857.5	$10,741.2
Intermediary Channel	2,225.5	549.3	117.7	2,892.5
Platform/Sub-advisor Channel	11.7	1,021.8	—	1,033.5
Total	$9,458.5	$4,233.5	$975.2	$14,667.2
Percentage of separate account AUM
Direct Channel	49%	18%	6%	73%
Intermediary Channel	15%	4%	1%	20%
Platform/Sub-advisor Channel	0%	7%	—%	7%
Total	64%	29%	7%	100%
Percentage of portfolio by channel
Direct Channel	76%	63%	88%	73%
Intermediary Channel	24%	13%	12%	20%
Platform/Sub-advisor Channel	0%	24%	—%	7%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	67%	25%	8%	100%
Intermediary Channel	77%	19%	4%	100%
Platform/Sub-advisor Channel	1%	99%	—%	100%
Our separate accounts contributed 44% of our total gross client inflows for the three months ended March 31, 2019 and represented 69% of our total AUM as of March 31, 2019.
Our separate account business has historically been driven primarily by our Direct Channel, where sales representatives form a relationship with high net worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The Direct Channel contributed 66% of the total gross client inflows for our separate account business for the three months ended March 31, 2019 and represented 73% of our total separate account AUM as of March 31, 2019. We anticipate the Direct Channel to continue to be the largest driver of new separate account business going forward, given the Direct Channel’s high net worth and middle market institutional client-type focus.

During the three months ended March 31, 2019, blended asset portfolios represented 63% of the separate account gross client inflows from the Direct Channel, while equity and fixed income portfolios represented 31% and 6%, respectively. As of March 31, 2019, blended asset and equity portfolios represented 67% and 25%, respectively, of total Direct Channel separate account AUM, while our fixed income portfolios were 8%. We expect our focus on individuals and middle market institutions to continue to drive interest in our blended asset class portfolios, where we provide a comprehensive portfolio of stocks and bonds managed to a client’s specific investment objectives. Our relationships with larger institutions may also be a driver of growth in separately managed account equity strategies, though many of these larger institutions may seek exposure to non-U.S. equity strategies through commingled vehicles rather than separately managed accounts to limit related custody expenses.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the three months ended March 31, 2019, 9% of the total gross client inflows for separate accounts came from financial advisor representatives (Intermediary Channel), and an additional 25% came from registered investment advisor platforms (Platform/Sub-advisor Channel). The Intermediary and Platform/Sub-advisor Channels collectively represented 27% of our total separate account AUM as of March 31, 2019.
New separate account business through the Intermediary Channel flowed into both our blended asset and equity portfolios, driven by advisors’ needs to identify either a one-stop solution (blended asset portfolio) or to fill a mandate within a multi-strategy portfolio. During the three months ended March 31, 2019, blended asset and equity portfolios represented 69% and 28%, respectively, of the separate account gross client inflows from the Intermediary Channel. As of March 31, 2019, 77% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 19% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
During the three months ended March 31, 2019, substantially all of our separate account gross client inflows from the Platform/Sub-advisory Channel were into equity portfolios. Gross client inflows through the Platform/Sub-advisor Channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was 92% during the three months ended March 31, 2019, an increase from our historical retention rate, which was 89% for the rolling twelve months ended March 31, 2019.
The composition of our mutual fund and collective investment trust AUM as of March 31, 2019, by portfolio, is set forth in the table below:

	March 31, 2019
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$4,376.2	$1,993.8	$100.6	$6,470.6
Our mutual funds and collective investment trusts contributed 56% of our total gross client inflows for the three months ended March 31, 2019 and represented 31% of our total AUM as of March 31, 2019. As of March 31, 2019, our mutual fund and collective investment trust AUM consisted of 67% from blended asset portfolios and 31% from equity portfolios compared to 65% and 33% for blended asset and equity portfolios as of March 31, 2018. During the three months ended March 31, 2019, 39%, 57% and 4% of the gross client inflows were attributable to blended assets, equity and fixed income portfolios, respectively.
Our mutual fund and collective investment trust business is driven by both financial intermediaries and direct sales representatives. Intermediary distribution of our mutual fund and collective investment trust vehicles is achieved via financial advisors, brokers and retirement plan advisors. Our blended asset portfolios are used by advisors seeking a multi-asset class solution for their retail clients. In addition, we are focused on equity and fixed income portfolios within the Intermediary Channel for intermediaries who wish to use our mutual funds as a component of a larger portfolio.
We also have relationships with consultants and manager research teams at platforms in order to distribute our funds within advisory programs, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 265 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
Our direct sales representatives also distribute our equity portfolios to large institutional clients with which we have direct relationships. We also have relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu.

Results of Operations
Below is a discussion of our consolidated results of operations for the three months ended March 31, 2019 and 2018.
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
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.
Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our investment vehicles for the three months ended March 31, 2019 and 2018:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2018	$13,792.1	$6,371.5	$20,163.6	68%	32%	100%
Gross client inflows (1)	316.1	404.6	720.7
Gross client outflows (1)	(664.9)	(908.0)	(1,572.9)
Market appreciation/(depreciation) & other (2)	1,223.9	602.5	1,826.4
As of March 31, 2019	$14,667.2	$6,470.6	$21,137.8	69%	31%	100%
Average AUM for period	$14,324.0	$6,343.7	$20,667.7

As of December 31, 2017	$16,856.6	$8,256.6	$25,113.2	67%	33%	100%
Gross client inflows (1)	418.6	481.3	899.9
Gross client outflows (1)	(1,325.8)	(1,031.0)	(2,356.8)
Acquired/(disposed) assets	—	(251.6)	(251.6)
Market appreciation/(depreciation) & other (2)	10.7	18.1	28.8
As of March 31, 2018	$15,960.1	$7,473.4	$23,433.5	68%	32%	100%
Average AUM for period	$16,453.9	$7,873.3	$24,327.2
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table reflects the indicated components of our AUM for our portfolios for the three months ended March 31, 2019 and 2018:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2018	$13,532.2	$5,501.9	$1,129.5	$20,163.6	67%	27%	6%	100%
Gross client inflows (1)	302.1	379.3	39.3	720.7
Gross client outflows (1)	(1,065.9)	(382.7)	(124.3)	(1,572.9)
Market appreciation/(depreciation) & other (2)	1,066.3	728.7	31.4	1,826.4
As of March 31, 2019	$13,834.7	$6,227.2	$1,075.9	$21,137.8	66%	29%	5%	100%
Average AUM for period	$13,634.7	$5,927.8	$1,105.2	$20,667.7

As of December 31, 2017	$15,666.6	$8,120.6	$1,326.0	$25,113.2	63%	32%	5%	100%
Gross client inflows (1)	459.2	355.5	85.2	899.9
Gross client outflows (1)	(1,102.7)	(1,066.5)	(187.6)	(2,356.8)
Acquired/(disposed) assets	—	(251.6)	—	(251.6)
Market appreciation/(depreciation) & other (2)	(24.7)	56.2	(2.7)	28.8
As of March 31, 2018	$14,998.4	$7,214.2	$1,220.9	$23,433.5	64%	31%	5%	100%
Average AUM for period	$15,431.9	$7,607.3	$1,288.0	$24,327.2
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. We recognize, however that some key strategies have mixed track records over the past several years. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 77% of our AUM as of March 31, 2019.

Key Strategies	AUM as of March 31, 2019 (in millions)	Inception Date	Annualized Returns as of March 31, 2019 (3)
			One Year	Three Year	Five Year	Ten Year	Market Cycle (1)	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,935.5	1/1/1973	5.0%	7.2%	4.4%	9.5%	6.0%	9.3%
Blended Index (4)			5.2%	7.6%	5.9%	9.6%	5.0%	8.7%
Core Non-U.S. Equity	$2,072.6	10/1/1996	(5.5)%	4.8%	0.2%	7.6%	4.6%	6.5%
Benchmark: ACWIxUS Index			(4.2)%	8.1%	2.6%	8.9%	3.0%	4.6%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,639.0	1/1/1973	4.5%	5.6%	3.5%	7.7%	5.5%	8.5%
Blended Index (5)			5.2%	6.1%	5.1%	8.1%	5.0%	8.4%
Equity-Oriented (70%-100% Equity Exposure)	$1,402.6	1/1/1993	6.0%	10.8%	6.4%	12.1%	6.5%	9.5%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg Barclays U.S. Aggregate Bond			5.6%	10.8%	7.7%	12.8%	4.8%	8.1%
Equity-Focused Blend (50%-90% Equity Exposure)	$992.7	4/1/2000	5.6%	8.4%	5.0%	10.5%	6.9%	6.9%
Blended Benchmark: 53% Russell 3000 / 20% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			5.5%	9.2%	6.9%	11.3%	5.4%	5.4%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$620.4	1/1/1995	7.8%	12.7%	7.6%	13.7%	7.2%	10.6%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			6.1%	12.4%	8.8%	14.6%	4.7%	8.6%
Core U.S. Equity	$439.9	7/1/2000	10.6%	14.6%	9.2%	14.4%	N/A (2)	7.2%
Benchmark: Russell 3000			8.8%	13.5%	10.4%	16.0%	N/A (2)	5.3%
Conservative Growth (5%-35% Equity Exposure)	$484.9	4/1/1992	3.9%	3.6%	2.5%	5.2%	5.0%	5.8%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			4.7%	3.8%	3.6%	5.5%	4.9%	6.1%
Aggregate Fixed Income	$366.2	1/1/1984	4.3%	1.9%	2.3%	3.6%	4.5%	7.0%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			4.5%	2.0%	2.7%	3.8%	4.8%	7.0%
Rainier International Small Cap	$805.9	3/28/2012	(11.4)%	7.2%	6.0%	N/A (2)	N/A (2)	10.1%
Benchmark: MSCI ACWIxUS Small Cap Index			(9.5)%	7.0%	3.3%	N/A (2)	N/A (2)	4.8%
Disciplined Value	$468.5	11/1/2003	7.6%	12.7%	9.6%	13.9%	N/A (2)	10.7%
Benchmark: Russell 1000 Value			5.7%	10.5%	7.7%	14.5%	N/A (2)	8.1%
__________________________

(1)
The market cycle performance numbers are calculated from April 1, 2000 to March 31, 2019. We believe that a full market cycle time period should contain a wide range of market conditions and usually consists of a bear market, recovery and bull market stage. Our definition of the current market cycle includes the bear market that began with an abrupt decline in the technology sector (4/1/2000 - 9/30/2002), the subsequent failed recovery (10/1/2002 - 10/31/2007), the financial crisis bear market (11/1/2007 - 2/28/2009), and the current bull market (3/1/2009 - current). The period utilized in our current market cycle may differ from periods used by other investment managers.

(2)	Performance not available given the product's inception date.

(3)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(4)
Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988-12/31/2018. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg Barclays U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russel 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg Barclays U.S. Aggregate Bond Index ("BAB").

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
We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $6.5 billion, or 31%, of our AUM as of March 31, 2019. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $14.7 billion, or 69%, of our AUM as of March 31, 2019, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended March 31, 2019 approximately 99% of our revenue was earned from clients located in the United States.
We earn distribution and servicing fees for providing services to our affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM.
We earn custodial service fees for administrative and safeguarding services performed by Exeter Trust Company. Fees are calculated as a percentage of the client's market value with additional fees for certain transactions.
As discussed above in the Overview-Business Review section, during the first quarter of 2019 we completed the effort to restructure fees for many of our mutual fund and collective trust vehicles. The impact on our overall revenue margins will vary depending on the business mix at the time of the fee change.
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

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various intermediaries for distribution, shareholder servicing, administrative servicing and custodial services. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries. During the first quarter of 2019, we completed the effort of restructuring fees across our mutual funds that began in 2017. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future. The financial impacts will include a reduction in the management fees on our existing business, as well as an offsetting reduction in related distribution, servicing and custody expenses.

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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 18.6% in Manning & Napier Group as of March 31, 2019 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Changes to our accounting policies as a result of adoption Topic 842 are discussed under "Leases" of Note 2, "Summary of Significant Accounting Policies" and under "Adoption of ASU 2016-02, Leases (Topic 842)" of Note 8, "Leases" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements" and "Recent Accounting Pronouncements Not Yet Adopted" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Assets Under Management
The following table reflects changes in our AUM for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,		Period-to-Period
	2019	2018	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$13,792.1	$16,856.6	$(3,064.5)	(18)%
Gross client inflows (1)	316.1	418.6	(102.5)	(24)%
Gross client outflows (1)	(664.9)	(1,325.8)	660.9	(50)%
Acquired assets	—	—	—	—%
Market appreciation (depreciation) & other (2)	1,223.9	10.7	1,213.2	*
Ending assets under management	$14,667.2	$15,960.1	$(1,292.9)	(8)%
Average AUM for period	$14,324.0	$16,453.9
Mutual funds and collective investment trusts
Beginning assets under management	$6,371.5	$8,256.6	$(1,885.1)	(23)%
Gross client inflows (1)	404.6	481.3	(76.7)	(16)%
Gross client outflows (1)	(908.0)	(1,031.0)	123.0	(12)%
Acquired assets	—	(251.6)	251.6	(100)%
Market appreciation (depreciation) & other (2)	602.5	18.1	584.4	*
Ending assets under management	$6,470.6	$7,473.4	$(1,002.8)	(13)%
Average AUM for period	$6,343.7	$7,873.3
Total assets under management
Beginning assets under management	$20,163.6	$25,113.2	$(4,949.6)	(20)%
Gross client inflows (1)	720.7	899.9	(179.2)	(20)%
Gross client outflows (1)	(1,572.9)	(2,356.8)	783.9	(33)%
Acquired assets	—	(251.6)	251.6	(100)%
Market appreciation (depreciation) & other (2)	1,826.4	28.8	1,797.6	*
Ending assets under management	$21,137.8	$23,433.5	$(2,295.7)	(10)%
Average AUM for period	$20,667.7	$24,327.2
________________________

(*)	Percentage change not meaningful.

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $2.3 billion from $23.4 billion at March 31, 2018 to $21.1 billion at March 31, 2019. The decrease was attributable to net client outflows of $3.0 billion, partially offset by market appreciation of $0.7 billion. Net client outflows consisted of approximately $1.9 billion of net outflows for separate accounts and $1.1 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from March 31, 2018 to March 31, 2019 consisted of a $1.0 billion, or 14% decrease in our equity portfolio, a $1.2 billion, or 8% decrease in our blended asset portfolio, and a decrease of $145.0 million, or 12% in our fixed income portfolio.
While many of our key strategies achieved competitive relative returns, we attribute our net cash outflows during the three months ended March 31, 2019 to challenging three and five year annualized returns in many of the strategies included in our blended asset and equity portfolios. Our ability to improve cash flows going forward will depend on our ability to sustain the improved investment performance we achieved over the past year and execute on our strategic initiatives focused on gathering and retaining client assets.

The total AUM increase of $1.0 billion, to $21.1 billion at March 31, 2019 from $20.2 billion at December 31, 2018 was attributable to market appreciation of $1.8 billion, partially offset by net client cash outflows of $0.9 billion. Our separate accounts and mutual fund and collective investment trust vehicles had net client outflows of approximately $0.3 billion and $0.5 billion, respectively, from December 31, 2018 to March 31, 2019. In the same period, the blended investment gain was 8.9% in separately managed accounts and 9.5% in mutual funds and collective investment trusts. By portfolio in that period, our AUM increased by $0.3 billion in our blended asset portfolio and $0.7 billion in our equity portfolio, and decreased by $53.6 million in our fixed income portfolio.
As of March 31, 2019, the composition of our AUM was 69% in separate accounts and 31% in mutual funds and collective investment trusts, compared to 68% in separate accounts and 32% in mutual funds and collective investment trusts at March 31, 2018. The composition of our AUM across portfolios at March 31, 2019 was 66% in blended assets, 29% in equity, and 5% in fixed income, compared to 64% in blended assets, 31% in equity, and 5% in fixed income at March 31, 2018.
With regard to our separate accounts, gross client inflows of approximately $0.3 billion were offset by $0.7 billion of gross client outflows during the three months ended March 31, 2019. The $0.3 billion gross client inflows include approximately $0.1 billion into our blended asset portfolio and $0.1 billion into our equity portfolio. During the three months ended March 31, 2019, 66% of our separate account gross client inflows were derived from our Direct Channel. With regard to gross client outflows, cancellations were approximately $0.3 billion and withdrawals from existing accounts were approximately $0.4 billion. Outflows during the first quarter were 69%, 16% and 15% from blended, equity and fixed income portfolios, respectively. Our separate account clients redeemed assets at a rate of 19% during the quarter, compared to a 21% redemption rate over the trailing twelve months ended March 31, 2019. The annualized separate account retention rate was 92% for the three months ended March 31, 2019 compared to 89% for the rolling twelve months ended March 31, 2019.
Net client outflows of $0.5 billion from our mutual fund and collective investment trusts included gross client inflows of $0.4 billion, offset by gross client outflows of $0.9 billion during the three months ended March 31, 2019. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.2 billion, or 39%, of mutual fund and collective trust fund gross client inflows during the three months ended March 31, 2019. With regard to gross client outflows, $0.6 billion, or 67%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and related data for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,		Period-to-Period
	2019	2018	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$21,475	$25,355	$(3,880)	(15)%
Mutual funds and collective investment trusts	8,228	10,980	(2,752)	(25)%
Distribution and shareholder servicing	2,624	3,178	(554)	(17)%
Custodial services	1,745	1,922	(177)	(9)%
Other revenue	725	789	(64)	(8)%
Total revenue	34,797	42,224	(7,427)	(18)%
Expenses
Compensation and related costs	21,448	23,773	(2,325)	(10)%
Distribution, servicing and custody expenses	3,758	4,781	(1,023)	(21)%
Other operating costs	8,307	6,454	1,853	29%
Total operating expenses	33,513	35,008	(1,495)	(4)%
Operating income	1,284	7,216	(5,932)	(82)%
Non-operating income (loss)
Non-operating income (loss), net	1,875	535	1,340	*
Income before provision for income taxes	3,159	7,751	(4,592)	(59)%
Provision for income taxes	242	478	(236)	(49)%
Net income attributable to controlling and noncontrolling interests	2,917	7,273	(4,356)	(60)%
Less: net income attributable to noncontrolling interests	2,356	6,059	(3,703)	(61)%
Net income attributable to Manning & Napier, Inc.	$561	$1,214	$(653)	(54)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.04	$0.08
Diluted	$0.03	$0.07
Weighted average shares of Class A common stock outstanding
Basic	14,927,265	14,313,549
Diluted	78,581,169	78,283,583

Other financial and operating data
Economic net income (1)	$2,243	$5,619	$(3,376)	(60)%
Economic net income per adjusted share (1)	$0.03	$0.07
Weighted average adjusted Class A common stock outstanding(1)	80,068,669	79,105,231
_______________________

(*)	Percentage change not meaningful.

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Separately managed account revenue decreased by $3.9 million, or 15%, to $21.5 million for the three months ended March 31, 2019 from $25.4 million for the three months ended March 31, 2018. This decrease is driven primarily by a 13%, or $2.1 billion, decrease in our average separately manged account AUM for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our average separately managed account fee for the three months ended March 31, 2019 decreased slightly to 0.61% when compared to 0.62% for the three months ended March 31, 2018. For both periods our separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of March 31, 2019, the concentration of investments in our separately managed account assets was 64% blended assets, 29% equity and 7% fixed income, compared to 63% blended assets, 30% equity and 7% fixed income as of March 31, 2018.
Mutual fund and collective investment trust revenue decreased by $2.8 million, or 25%, to $8.2 million for the three months ended March 31, 2019 from $11.0 million for the three months ended March 31, 2018. This decrease is driven primarily by a 19%, or $1.5 billion, decrease in our average mutual fund and collective investment trust AUM for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Our average fee on mutual fund and collective investment trust products decreased to 0.69% for the three months ended March 31, 2019 from 0.73% for the three months ended March 31, 2018. This decrease was primarily due to the restructuring of our funds that was completed during the first quarter of 2019. Our mutual fund and collective investment trust management fees ranged from 0.25% to 1.00%, depending on investment strategy, for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the concentration of assets in our mutual fund and collective investment trusts was 67% blended assets, 31% equity and 2% fixed income, compared to 65% blended assets, 33% equity and 2% fixed income as of March 31, 2018.
Distribution and shareholder servicing revenue decreased by $0.6 million, or 17%, to $2.6 million for the three months ended March 31, 2019 from $3.2 million for the three months ended March 31, 2018. This decrease was driven by a reduction in mutual fund and collective trust average AUM of 19% for the same period.
Custodial services revenue decreased by $0.2 million, or 9%, to $1.7 million for the three months ended March 31, 2019 from $1.9 million for the three months ended March 31, 2018. The decrease primarily relates to decreases in our collective investment trust AUM.
Operating Expenses
Our operating expenses decreased by $1.5 million, or 4%, to $33.5 million for the three months ended March 31, 2019 from $35.0 million for the three months ended March 31, 2018.
Compensation and related costs decreased by $2.3 million, or 10%, to $21.4 million for the three months ended March 31, 2019 from $23.8 million for the three months ended March 31, 2018. This decrease in the current quarter compared to the first quarter of 2018 was driven by a 14% decrease in average workforce and lower variable incentive costs as a result of the reduction in AUM, partially offset by an increase in share-based compensation and employee severance costs. When considered as a percentage of revenue, compensation and related costs for the three months ended March 31, 2019 was 62% compared to 56% for the three months ended March 31, 2018. We anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $1.0 million, or 21%, to $3.8 million for the three months ended March 31, 2019 from $4.8 million for the three months ended March 31, 2018. The decrease was generally driven by a 19% decrease in mutual fund and collective investment trust average AUM for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as well as the elimination of certain distribution expenses following the restructuring of our mutual fund fees. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.24% for the three months ended March 31, 2019, compared to 0.25% for the three months ended March 31, 2018.
Other operating costs for the three months ended March 31, 2019 was $8.3 million, compared to $6.5 million for the three months ended March 31, 2018. The increase compared to the first quarter of 2018 was driven by the $2.1 million operating gain reflected in the first quarter of 2018 related to the Company's sale of Rainier U.S. mutual funds, which offset other operating costs in the first quarter of 2018. In addition, we continue to invest in our information technology infrastructure. As a percentage of revenue, other operating costs was 24% for the three months ended March 31, 2019 and 15% for the three months ended March 31, 2018.

Non-Operating Income (Loss)
Non-operating income for the three months ended March 31, 2019 was $1.9 million, an increase of $1.3 million, from non-operating income of $0.5 million for the three months ended March 31, 2018. The following table reflects the components of non-operating income (loss) for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,		Period-to-Period
	2019	2018	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(3)	$(9)	$6	(67)%
Interest and dividend income (1)	809	502	$307	61%
Change in liability under tax receivable agreement	195	291	$(96)	(33)%
Net gains (losses) on investments (2)	874	(249)	$1,123	*
Total non-operating income	$1,875	$535	$1,340	*
__________________________

(*)	Percentage change not meaningful.

(1)
The increase in interest and dividend income for the three months ended March 31, 2019 compared to 2018 is attributable to an increase in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with an increase in interest rates.

(2)
Amounts represent net income on investments we held to provide initial cash seeding for product development purposes. The amount varies depending on the performance of our investments and the overall amount of our investments in seeded products.

Provision for Income Taxes
Our provision for income taxes was $0.2 million for the three months ended March 31, 2019, a decrease of approximately $0.2 million from $0.5 million for the three months ended March 31, 2018. The change was primarily driven by a decrease in taxable earnings compared to the prior year.
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
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s economic income less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group, LLC into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense at an effective rate of 29.0% and 27.5% for the three months ended March 31, 2019 and 2018, respectively, reflecting assumed federal, state and local income taxes.
Economic net income per adjusted share is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group, weighted average unvested stock units, weighted average unvested restricted stock awards, and weighted average vested stock options are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. Our management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP and therefore should not be used in isolation of, but in conjunction with, GAAP measures. Additionally, our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.

The following table sets forth, for the periods indicated, our other financial and operating data:

	Three months ended March 31,
	2019	2018
	(in thousands, except share data)
Income before provision for income taxes	$3,159	$7,751
Economic net income (Non-GAAP)	$2,243	$5,619
Economic net income per adjusted share (Non-GAAP)	$0.03	$0.07
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	80,068,669	79,105,231
The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended March 31,
	2019	2018
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$561	$1,214
Add back: Net income attributable to noncontrolling interests	2,356	6,059
Add back: Provision for income taxes	242	478
Income before provision for income taxes	$3,159	$7,751
Adjusted income taxes (Non-GAAP)	916	2,132
Economic net income (Non-GAAP)	$2,243	$5,619

Weighted average shares of Class A common stock outstanding - Basic	14,927,265	14,313,549
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	63,349,721	63,918,146
Weighted average unvested restricted stock units and share awards	1,791,683	873,536
Weighted average vested stock options	—	—
Weighted average adjusted shares (Non-GAAP)	80,068,669	79,105,231

Economic net income per adjusted share (Non-GAAP)	$0.03	$0.07

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
The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$54,308	$59,586
Accounts receivable	$10,751	$11,447
Investment securities	$88,106	$91,190
Amounts payable under tax receivable agreement (1)	$17,828	$18,023
Contingent consideration liability (2)	$—	$—
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of March 31, 2019 and December 31, 2018, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, M&N Group Holdings and MNCC exchanged a total of 1,315,521 Class A units of Manning & Napier Group on May 2, 2019, for approximately $3.1 million in cash. Subsequent to the exchange, the Class A units were retired. As a result of the exchange and retirement, the Company's ownership of Manning & Napier Group increased to approximately 18.9%.
We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, including short-term investments and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2019 and 2018. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense, gain on sale of intangible assets and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes, gain on sale of intangible assets and and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Three months ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(6,877)	$(3,716)
Net cash provided by investing activities	3,552	2,971
Net cash used in financing activities	(1,953)	(8,062)
Net change in cash and cash equivalents	$(5,278)	$(8,807)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Operating Activities
Operating activities used $6.9 million and $3.7 million of net cash for the three months ended March 31, 2019 and 2018, respectively. This overall $3.2 million increase in net cash used in operating activities for the three months ended March 31, 2019 compared to 2018 was due to a decrease in net income after adjustment for non-cash items of approximately $3.2 million driven by lower revenues resulting primarily from the decrease in our average AUM. Cash used during the three months ended March 31, 2019 and 2018 is primarily driven by the timing of a majority of our accrued incentive compensation payments occurring during the first quarter of the year.
Investing Activities
Investing activities provided $3.6 million and $3.0 million of net cash for the three months ended March 31, 2019 and 2018, respectively. This change was primarily driven by changes in investing activities of $3.2 million due to our funding of and timing of activity within our investment securities. During the three months ended March 31, 2019, we received approximately $3.7 million, net, from the purchase and sale of certain short-term investments for cash management purposes. During the three months ended March 31, 2018, we received approximately $0.1 million of proceeds from the redemption of certain seeded portfolios. In addition, we received proceeds from the sale of intangible assets of approximately $0.1 million during the three months ended March 31, 2019, compared to $2.4 million in the same period of 2018. Our purchases of property and equipment was approximately $0.6 million during the three months ended March 31, 2019 compared to $0.3 million in the same period of 2018.
Financing Activities
Financing activities used $2.0 million and $8.1 million of net cash for the three months ended March 31, 2019 and 2018, respectively. This overall $6.1 million decrease in net cash used in financing activities was primarily the result of a reduction in distributions to noncontrolling interests of $3.3 million and dividends paid on Class A common stock of $0.9 million driven by lower income after adjustment for non-cash items in 2019 compared to 2018. The decrease in cash used in financing activities was also driven by a decrease of $1.9 million of cash used for the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO. The 2019 exchange closed during the second quarter of 2019, whereas the 2018 exchange was completed during the first quarter of 2018.
Dividends
On October 23, 2018, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend was paid on February 1, 2019 to shareholders of record as of January 15, 2019.
On March 5, 2019, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2019 to shareholders of record as of April 15, 2019.
On April 23, 2019, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 1, 2019 to shareholders of record as of July 15, 2019.
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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," we are not required to provide this information.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2018 risk factors relating to our business, our industry, our structure and our Class A common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning our company. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2018.
Item 6. Exhibits

Exhibit No.	Description

10.1 *
Employment Agreement, dated January 30, 2019, of Marc Mayer, is incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 27, 2019.

10.2*
Restricted Stock Unit Award Agreement, dated January 30, 2019, by and between Manning & Napier, Inc., and Marc Mayer, is incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 27, 2019.

10.3*
Time-Vesting Stock Option Agreement, dated January 30, 2019, by and between Manning & Napier, Inc., and Marc Mayer, is incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 27, 2019.

10.4*
Performance-Vesting Stock Option Agreement, dated January 30, 2019, by and between Manning & Napier, Inc., and Marc Mayer, is incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 27, 2019.

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

________________________

(*)	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: May 14, 2019	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial officer)