Form 10-Q
period 2019-06-30
Manning & Napier, Inc.
filed 2019-08-13
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2019
Class A common stock, $0.01 par value per share	15,620,595

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$57,169	$59,586
Accounts receivable	12,231	11,447
Investment securities	89,619	91,190
Prepaid expenses and other assets	5,849	5,221
Current assets, held for sale	237	—
Total current assets	165,105	167,444
Property and equipment, net	5,961	5,649
Operating lease right-of-use assets	20,067	—
Net deferred tax assets, non-current	20,460	20,795
Goodwill	4,829	4,829
Other long-term assets	4,138	3,842
Total assets	$220,560	$202,559

Liabilities
Accounts payable	$1,712	$1,845
Accrued expenses and other liabilities	21,863	25,126
Deferred revenue	10,503	9,305
Current liabilities, held for sale	48	—
Total current liabilities	34,126	36,276
Operating lease liabilities, non-current	19,939	—
Amounts payable under tax receivable agreement, non-current	17,154	17,349
Other long-term liabilities	611	2,691
Total liabilities	71,830	56,316
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; and 15,620,595 and 15,310,958 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	156	153
Additional paid-in capital	198,304	198,604
Retained deficit	(38,372)	(38,865)
Accumulated other comprehensive income	(34)	(77)
Total shareholders’ equity	160,054	159,815
Noncontrolling interests	(11,324)	(13,572)
Total shareholders’ equity and noncontrolling interests	148,730	146,243
Total liabilities, shareholders’ equity and noncontrolling interests	$220,560	$202,559
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Management Fees
Separately managed accounts	$21,738	$24,483	$43,213	$49,838
Mutual funds and collective investment trusts	7,403	11,030	15,631	22,010
Distribution and shareholder servicing	2,566	3,033	5,190	6,211
Custodial services	1,750	1,895	3,495	3,817
Other revenue	837	679	1,562	1,468
Total revenue	34,294	41,120	69,091	83,344
Expenses
Compensation and related costs	20,161	21,689	41,609	45,462
Distribution, servicing and custody expenses	3,019	4,502	6,777	9,283
Other operating costs	8,639	8,579	16,946	15,033
Total operating expenses	31,819	34,770	65,332	69,778
Operating income	2,475	6,350	3,759	13,566
Non-operating income (loss)
Interest expense	(10)	(21)	(13)	(30)
Interest and dividend income	837	374	1,646	876
Change in liability under tax receivable agreement	—	—	195	291
Net gains (losses) on investments	248	(21)	1,122	(270)
Total non-operating income	1,075	332	2,950	867
Income before provision for income taxes	3,550	6,682	6,709	14,433
Provision for income taxes	331	492	573	970
Net income attributable to controlling and noncontrolling interests	3,219	6,190	6,136	13,463
Less: net income attributable to noncontrolling interests	2,805	5,424	5,161	11,483
Net income attributable to Manning & Napier, Inc.	$414	$766	$975	$1,980

Net income per share available to Class A common stock
Basic	$0.03	$0.05	$0.07	$0.13
Diluted	$0.03	$0.05	$0.06	$0.13
Weighted average shares of Class A common stock outstanding
Basic	15,267,762	14,691,928	15,098,454	14,503,784
Diluted	15,613,939	14,709,403	78,317,986	14,530,398
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income attributable to controlling and noncontrolling interests	$3,219	$6,190	$6,136	$13,463
Net unrealized holding gains (losses) on investment securities, net of tax	116	—	232	(147)
Reclassification adjustment for realized (gains) losses on investment securities included in net income	8	—	(6)	—
Comprehensive income	$3,343	$6,190	$6,362	$13,316
Less: Comprehensive income attributable to noncontrolling interests	2,907	5,424	5,344	11,363
Comprehensive income attributable to Manning & Napier, Inc.	$436	$766	$1,018	$1,953

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended June 30, 2019
Balance—March 31, 2019	15,684,573	$157	$198,811	$(38,516)	$(56)	$(11,488)	$148,908
Net income	—	—	—	414	—	2,805	3,219
Distributions to noncontrolling interests	—	—	—	—	—	(798)	(798)
Net changes in unrealized investment securities gains or losses	—	—	—	—	22	94	116
Common stock issued under equity compensation plan, net of forfeitures	(63,978)	(1)	1	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	(15)	—	—	(63)	(78)
Equity-based compensation	—	—	130	—	—	555	685
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(270)	—	—	(270)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(623)	—	—	(2,429)	(3,052)
Balance—June 30, 2019	15,620,595	$156	$198,304	$(38,372)	$(34)	$(11,324)	$148,730

Six months ended June 30, 2019
Balance—December 31, 2018	15,310,958	$153	$198,604	$(38,865)	$(77)	$(13,572)	$146,243
Net income	—	—	—	975	—	5,161	6,136
Distributions to noncontrolling interests	—	—	—	—	—	(2,419)	(2,419)
Net changes in unrealized investment securities gains or losses	—	—	—	—	43	189	232
Common stock issued under equity compensation plan, net of forfeitures	309,637	3	(3)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	(15)	—	—	(63)	(78)
Equity-based compensation	—	—	402	—	—	1,748	2,150
Dividends declared on Class A common stock - $0.04 per share	—	—	—	(558)	—	—	(558)
Cumulative effect of change in accounting principle, net of taxes (Note 8)	—	—	—	76	—	—	76
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(684)	—	—	(2,368)	(3,052)
Balance—June 30, 2019	15,620,595	$156	$198,304	$(38,372)	$(34)	$(11,324)	$148,730

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended June 30, 2018
Balance—March 31, 2018	15,263,565	$153	$198,407	$(38,165)	$(113)	$(20,200)	$140,082
Net income	—	—	—	766	—	5,424	6,190
Distributions to noncontrolling interests	—	—	—	—	—	(3,273)	(3,273)
Common stock issued under equity compensation plan, net of forfeitures	69,476	—	—	—	—	—	—
Equity-based compensation	—	—	89	—	—	397	486
Dividends declared on Class A common stock - $0.08 per share	—	—	—	(1,227)	—	—	(1,227)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	—	—	—
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(8)	—	—	8	—
Balance—June 30, 2018	15,333,041	$153	$198,488	$(38,626)	$(113)	$(17,644)	$142,258

Six months ended June 30, 2018
Balance—December 31, 2017	15,039,347	$150	$198,641	$(38,424)	$(86)	$(21,921)	$138,360
Net income	—	—	—	1,980	—	11,483	13,463
Distributions to noncontrolling interests	—	—	—	—	—	(8,181)	(8,181)
Net changes in unrealized investment securities gains or losses	—	—	—	—	(27)	(120)	(147)
Common stock issued under equity compensation plan, net of forfeitures	293,694	3	(3)	—	—	—	—
Equity-based compensation	—	—	297	—	—	1,342	1,639
Dividends declared on Class A common stock - $0.16 per share	—	—	—	(2,448)	—	—	(2,448)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	266	—	1,224	1,490
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(447)	—	—	(1,471)	(1,918)
Balance—June 30, 2018	15,333,041	$153	$198,488	$(38,626)	$(113)	$(17,644)	$142,258
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$6,136	$13,463
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,150	1,639
Depreciation and amortization	796	957
Change in amounts payable under tax receivable agreement	(195)	(291)
Gain on sale of intangible assets	(116)	(2,509)
Net (gains) losses on investment securities	(1,122)	270
Deferred income taxes	410	721
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(788)	2,474
Prepaid expenses and other assets	(645)	197
Long-term assets	1,211	(617)
Accounts payable	(121)	755
Accrued expenses and other liabilities	(5,535)	(6,714)
Deferred revenue	1,198	(327)
Long-term liabilities	(1,327)	(348)
Net cash provided by operating activities	2,052	9,670
Cash flows from investing activities:
Purchase of property and equipment	(1,084)	(1,265)
Sale of investments	4,734	1,615
Purchase of investments	(55,863)	(25,967)
Sale of intangible assets	116	2,509
Proceeds from maturity of investments	54,054	24,963
Net cash provided by investing activities	1,957	1,855
Cash flows from financing activities:
Distributions to noncontrolling interests	(2,419)	(8,181)
Dividends paid on Class A common stock	(620)	(2,424)
Payment of shares withheld to satisfy withholding requirements	(78)	—
Payment of capital lease obligations	(61)	(66)
Purchase of Class A units of Manning & Napier Group, LLC	(3,052)	(1,918)
Net cash used in financing activities	(6,230)	(12,589)
Net decrease in cash and cash equivalents, including cash classified within current assets held for sale (Note 2)	(2,221)	(1,064)
Less: increase in cash classified within current assets held for sale	196	—
Net decrease in cash and cash equivalents	(2,417)	(1,064)
Cash and cash equivalents:
Beginning of period	59,586	78,262
End of period	$57,169	$77,198
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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of June 30, 2019.

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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Assets and Liabilities Held for Sale
On June 28, 2019, the Company entered into an agreement (the "Agreement") to sell all of the equity interests in its wholly-owned subsidiary, Perspective Partners, LLC ("PPI") to Manning Partners, LLC (Note 13). Manning Partners, LLC is wholly owned by the Chairman of the Company's Board of Directors. Closing of the sale pursuant to the Agreement is subject to customary closing conditions. This transaction does not meet the U.S. GAAP criteria to be reported as a discontinued operation, as it does not represent a strategic shift. The assets and liabilities of PPI are classified as held for sale as of June 30, 2019 and have been reported as such on the consolidated statements of financial condition. Assets held for sale as of June 30, 2019 consist of approximately $0.2 million of cash.
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of June 30, 2019, Manning & Napier holds an economic interest of approximately 18.9% in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment or as trading securities, as applicable. As of June 30, 2019 and December 31, 2018, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $4.0 million as of June 30, 2019 and $3.6 million as of December 31, 2018. As of June 30, 2019 and December 31, 2018, the Company did not have a controlling financial interest in any mutual fund.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Cash and Cash Equivalents
The Company generally considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in operating accounts at major financial institutions and also in money market securities. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments. The fair value of cash equivalents has been classified as Level 1 in accordance with the fair value hierarchy.
Investment Securities
Investment securities are classified as either trading, equity method investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At June 30, 2019, trading securities consist of investments held by the Company to provide initial cash seeding for product development purposes and investments to hedge economic exposure to market movements on its deferred compensation plan.
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
Investment securities classified as available-for-sale consist of U.S. Treasury notes and other short-term investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a specific identification basis and are recorded in net gains (losses) on investments in the consolidated statements of operations.
Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $10.9 million and $11.3 million as of June 30, 2019 and December 31, 2018, respectively.

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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which provides an optional transition method related to implementing the new lease standard. The Company adopted the new standard on its effective date of January 1, 2019. Refer to Note 8 for further discussion regarding the impact of adoption.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Revenue
Disaggregated Revenue
The following tables represent the Company’s separately managed account and mutual fund and collective investment trust investment management revenue by investment portfolio during the three and six months ended June 30, 2019 and June 30, 2018:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$16,370	$4,423	$20,793	$18,010	$6,699	$24,709
Equity	4,767	2,946	7,713	5,831	4,222	10,053
Fixed Income	601	34	635	642	109	751
Total	$21,738	$7,403	$29,141	$24,483	$11,030	$35,513

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$32,641	$9,478	$42,119	$36,319	$13,151	$49,470
Equity	9,379	6,052	15,431	12,187	8,710	20,897
Fixed Income	1,193	101	1,294	1,332	149	1,481
Total	$43,213	$15,631	$58,844	$49,838	$22,010	$71,848

Accounts Receivable
Accounts receivable as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accounts receivable - third parties	$7,799	$5,342
Accounts receivable - affiliated mutual funds and collective investment trusts	4,432	6,105
Accounts receivable - current assets held for sale (Note 2)	4	—
Total accounts receivable	$12,235	$11,447
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three or six months ended June 30, 2019 or 2018.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $10.2 million and $21.3 million for the three and six months ended June 30, 2019, respectively, and approximately $14.3 million and $28.8 million for the three and six months ended June 30, 2018, respectively, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statements of financial condition as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Affiliated mutual funds	$3,056	$4,802
Affiliated collective investment trusts	1,376	1,303
Accounts receivable - affiliated mutual funds and collective investment trusts	$4,432	$6,105

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the six months ended June 30, 2019, revenue was increased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.3 million and $0.2 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition as of June 30, 2019 and December 31, 2018, respectively.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the six months ended June 30, 2019 that was included in deferred revenue at the beginning of the period was approximately $8.8 million.
Costs to obtain a contract: Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized straight-line over an estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. The total net asset as of both June 30, 2019 and December 31, 2018 was approximately $1.2 million. Amortization expense included in compensation and related costs totaled approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2019 and 2018, respectively. An impairment loss of less than $0.1 million was recognized during the three and six months ended June 30, 2019 and 2018, respectively, related to contract acquisition costs for client contracts that canceled during the respective periods.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 18.9% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining approximately 81.1% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Income before provision for income taxes	$3,550	$6,682	$6,709	$14,433
Less: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(10)	(12)	181	259
Income before provision for income taxes, as adjusted	3,560	6,694	6,528	14,174
Controlling interest percentage (2)	18.8%	18.2%	18.7%	18.2%
Net income attributable to controlling interest	669	1,221	1,221	2,573
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(10)	(12)	181	259
Income before income taxes attributable to Manning & Napier, Inc.	659	1,209	1,402	2,832
Less: provision for income taxes of Manning & Napier, Inc.(3)	245	443	427	852
Net income attributable to Manning & Napier, Inc.	$414	$766	$975	$1,980
________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes was $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively.

As of June 30, 2019, a total of 62,034,200 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
During the six months ended June 30, 2019, M&N Group Holdings and MNCC exchanged a total of 1,315,521 Class A units of Manning & Napier Group for approximately $3.1 million in cash. Subsequent to the exchange the Class A units were retired, resulting in an increase in Manning & Napier's ownership in Manning & Napier Group. In addition, during the six months ended June 30, 2019, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group, net of forfeitures of unvested restricted stock awards.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the six months ended June 30, 2019:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2018	14,126,736	63,349,721	77,476,457	18.2%
Class A Units issued	351,532	—	351,532	0.4%
Class A Units exchanged	—	(1,315,521)	(1,315,521)	0.3%
As of June 30, 2019	14,478,268	62,034,200	76,512,468	18.9%
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
At June 30, 2019 and December 31, 2018, the Company had recorded a liability of $17.8 million and $18.0 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, $0.7 million were included in accrued expenses and other liabilities at both June 30, 2019 and December 31, 2018. The Company made no payments pursuant to the TRA during the six months ended June 30, 2019 and 2018.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$15,459	$175	$—	$15,634
Fixed income securities	22,173	18	—	22,191
Short-term investments	42,386	—	—	42,386
				80,211
Trading securities
Equity securities				5,442
Mutual funds				3,966
				9,408
Total investment securities				$89,619

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$21,613	$36	$—	$21,649
Fixed income securities	15,488	—	(75)	15,413
Short-term investments	45,879	—	—	45,879
				82,941
Trading securities
Equity securities				4,683
Mutual funds				3,566
				8,249
Total investment securities				$91,190
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At June 30, 2019 and December 31, 2018, trading securities consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $1.1 million of net unrealized gains and $0.3 million of net unrealized losses related to investments classified as trading during the six months ended June 30, 2019 and 2018, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of June 30, 2019 and December 31, 2018, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the six months ended June 30, 2019 and 2018.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,442	$—	$—	$5,442
Fixed income securities	—	22,191	—	22,191
Mutual funds	3,966	—	—	3,966
U.S. Treasury notes	—	15,634	—	15,634
Short-term investments	32,950	9,436	—	42,386
Total assets at fair value	$42,358	$47,261	$—	$89,619

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$4,683	$—	$—	$4,683
Fixed income securities	—	15,413	—	15,413
Mutual funds	3,566	—	—	3,566
U.S. Treasury notes	—	21,649	—	21,649
Short-term investments	43,914	1,965	—	45,879
Total assets at fair value	$52,163	$39,027	$—	$91,190

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

Short-term investments consists of certificate of deposits that are stated at cost, which approximate fair value due to the short maturity of the investments and U.S. Treasury bills.
Valuations of investments in fixed income securities, U.S. Treasury notes and U.S. Treasury bills can generally be obtained through independent pricing services. For most bond types, the pricing service utilizes matrix pricing, which considers one or more of the following factors: yield or price of bonds of comparable quality, coupon, maturity, current cash flows, type and current day trade information, as well as dealer supplied prices. These valuations are categorized as Level 2 in the hierarchy.
Contingent consideration was a component of the purchase price of Rainier in 2016 of additional cash payments of up to $32.5 million over the period ending December 31, 2019, contingent upon Rainier's achievement of certain financial targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization over the contingency period. There were no changes in contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2019.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the six months ended June 30, 2019.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued bonus and sales commissions	$12,518	$16,121
Accrued payroll and benefits	2,366	4,087
Accrued sub-transfer agent fees	555	1,451
Dividends payable	313	306
Amounts payable under tax receivable agreement	674	674
Short-term operating lease liabilities	2,791	—
Other accruals and liabilities	2,646	2,487
Total accrued expenses and other liabilities	$21,863	$25,126
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
The Company estimates the total employee severance costs under the offering to be approximately $2.6 million, of which approximately $2.2 million was recognized during the year ended December 31, 2018. During the six months ended June 30, 2019, the Company recognized approximately $0.2 million of severance costs under the offering and approximately $0.8 million as a result of involuntary workforce reductions. Employee severance costs recognized are included in compensation and related costs in the consolidated statements of operations.
The following table summarizes the changes in accrued employee severance costs recognized by the Company during the six months ended June 30, 2019, as included in accrued expenses and other liabilities in the consolidated statements of financial condition:

Six months ended June 30, 2019
(in thousands)
Accrued employee severance costs as of December 31, 2018	$1,642
Employee severance costs recognized	1,011
Payment of employee severance costs	(2,068)
Accrued employee severance costs as of June 30, 2019	$585
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
The Company's leases have remaining lease terms ranging between approximately 1 year and 9 years. The Company's lease term on certain of its multi-year office space leases, including its headquarters, include options for the Company to extend those leases for periods ranging from an additional five to ten years. In addition, the Company has the option to reduce a portion of its square footage at certain times throughout the term of the lease for its headquarters. The Company determined it is not reasonably certain at this time it will exercise the options to extend these leases or will exercise the options to reduce its square footage; therefore, the payment amounts related to these lease term extensions and contraction options have been excluded from determining its right-of-use asset and lease liability.
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
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $3.4 million over the term of such leases. The lease terms for the three subleased operating leases end in 2019, 2021 and 2027.
The components of lease expense for the three and six months ended June 30, 2019 were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$30	$59
Interest on lease liabilities	2	5
Operating lease expense	934	1,857
Short-term lease expense	4	8
Variable lease expense	65	111
Sublease income	(174)	(297)
Total	$861	$1,743

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental cash flow information related to leases for the three and six months ended June 30, 2019 were as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$5
Finance cash flows from finance leases	$33	$61
Operating cash flows from operating leases	$1,159	$1,953

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$15	$175
Operating leases	$862	$862
Supplemental balance sheet information related to leases as of June 30, 2019 was as follows:

(in thousands, except lease term and discount rate)	June 30, 2019
Finance Leases
Finance lease right-of-use assets (1)	$268

Accrued expenses and other liabilities	$120
Other long-term liabilities	162
Total finance lease liabilities	$282

Operating Leases
Operating lease right-of-use assets	$20,067

Accrued expenses and other liabilities	$2,791
Operating lease liabilities, non-current	19,939
Total operating lease liabilities	$22,730

Weighted average remaining lease term
Finance leases	2.98 years
Operating leases	7.76 years
Weighted average discount rate
Finance leases	4.41%
Operating leases	5.14%
_______________________

(1)	Amounts included in other long-term assets within the consolidated statements of financial condition.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of lease liabilities were as follows:

Twelve month period ending June 30,	Finance Leases	Operating Leases
	(in thousands)
2020	$131	$3,889
2021	75	3,887
2022	55	3,558
2023	28	3,272
2024	14	3,132
Thereafter	—	9,895
Total lease payments	303	27,633
Less imputed interest	(21)	(4,903)
Total lease liabilities	$282	$22,730
As of December 31, 2018, minimum rent payments relating to the office leases for each of the following five years and thereafter were as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2019	$3,748
2020	3,780
2021	3,712
2022	3,668
2023	3,369
Thereafter	13,397
Total undiscounted lease payments	$31,674
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. Additionally, the Company could be subject to non-routine reviews and inspections by the National Futures Association and U.S. Commodity Futures Trading Commission in regards to the Company’s de minimis exposure to commodity interest investments in the mutual funds and collective investment trust vehicles it operates. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of June 30, 2019 and December 31, 2018, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three and six months ended June 30, 2019 and 2018 under the two-class method:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$3,219	$6,190	$6,136	$13,463
Less: net income attributable to noncontrolling interests	2,805	5,424	5,161	11,483
Net income attributable to Manning & Napier, Inc.	$414	$766	$975	$1,980
Less: allocation to participating securities	(33)	47	(43)	95
Net income available to Class A common stock	$447	$719	$1,018	$1,885

Weighted average shares of Class A common stock outstanding - basic	15,267,762	14,691,928	15,098,454	14,503,784
Dilutive effect of unvested equity awards	346,177	17,475	305,895	26,614
Dilutive effect of exchangeable Class A Units	—	—	62,913,637	—
Weighted average shares of Class A common stock outstanding - diluted	15,613,939	14,709,403	78,317,986	14,530,398
Net income available to Class A common stock per share - basic	$0.03	$0.05	$0.07	$0.13
Net income available to Class A common stock per share - diluted	$0.03	$0.05	$0.06	$0.13
For the three and six-months ended June 30, 2019, 3,000,000 unvested performance-based stock options were excluded from the calculation of diluted EPS because the associated market condition had not yet been achieved.
For the three and six-months ended June 30, 2019, 961,060 and 1,211,060, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive. For the three and six months ended June 30, 2018, 592,500 and 668,603, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
Note 11—Equity Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by shareholders prior to the consummation of the Company's 2011 initial public offering. Under the Equity Plan, a total of 13,142,813 equity interests are authorized for issuance, and may be issued in the form of Class A common stock, restricted stock units, stock options, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group.
The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") activity under the Equity Plan for the six months ended June 30, 2019:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,602,337	$5.31
Granted	770,571	$2.38
Vested	(566,115)	$5.58
Forfeited	(45,000)	$11.03
Outstanding at June 30, 2019	1,761,793	$3.80

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The weighted average fair value of stock awards granted during the six months ended June 30, 2019 was $2.38, based on the closing sale price of the Company's Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.
For the three and six months ended June 30, 2019, the Company recorded approximately $0.5 million and $1.9 million, respectively, of compensation expense related to stock awards under the Equity Plan. For the three and six months ended June 30, 2018, the Company recorded approximately $0.5 million and $1.6 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during the six months ended June 30, 2019 and 2018 was approximately $1.3 million and $1.7 million, respectively. As of June 30, 2019, there was unrecognized compensation expense of approximately $4.6 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 2.0 years.
In connection with the vesting of restricted stock units during the six-months ended June 30, 2019, the Company withheld a total of 38,978 shares of Class A common stock to satisfy approximately $0.1 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
A summary of activity under the Equity Plan related to stock option awards during the six months ended June 30, 2019 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	—	$—
Granted	3,500,000	$2.01
Vested	—	$—
Forfeited	—	$—
Outstanding at June 30, 2019	3,500,000	$2.01	4.2	$—
Exercisable at June 30, 2019	—	$—
For each of the three and six months ended June 30, 2019, the Company recorded approximately $0.2 million of compensation expense related to stock options under the Equity Plan. As of June 30, 2019, there was unrecognized compensation expense of approximately $1.2 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 1.3 years.
During the six months ended June 30, 2019, the Company granted a total of 3,500,000 stock option awards under the Equity Plan, 3,000,000 of which are subject to the achievement of specified performance criteria ("performance options"). The performance options vest in installments, only if the closing price per share of the Company's Class A common stock as reported on the New York Stock Exchange exceeds a certain threshold for 20 consecutive days ("target price") prior to a specified date ("target date"). Target prices range from $3.25 to $7.75. Target dates by which each target price must be achieved range from three to seven years from the grant date. These performance options are considered to have a market condition, the effect of which is reflected in the grant date fair value of the award. As such, as long as the requisite service is rendered for these awards, compensation expense will be recognized regardless of whether the market condition is achieved. The fair value of these performance options was estimated using a Monte Carlo simulation model and the weighted average grant date fair value for the performance options granted was $0.38.
For stock option awards with service conditions only ("service-based options"), the Company determines the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of service-based options granted during the six months ended June 30, 2019 was $0.62, using the following assumptions:

Expected volatility	45.00%
Expected term (in years)	4.9 - 6.9
Risk-free interest rate	2.49% - 2.58%
Expected dividend yield	3.98%

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Income before provision for income taxes	$3,550	$6,682	$6,709	$14,433
Effective tax rate	9.3%	7.4%	8.5%	6.7%
Provision for income taxes	331	492	573	970
Provision for income taxes at statutory rate	746	1,403	1,409	3,031
Difference between tax at effective vs. statutory rate	$(415)	$(911)	$(836)	$(2,061)
For both the three and six months ended June 30, 2019 and 2018, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 21% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 13—Related Party Transactions
Sale of Subsidiary
On June 28, 2019, the Company entered into the Agreement to sell all of the equity interests in its wholly-owned subsidiary, PPI, to Manning Partners, LLC (“MP”). MP is wholly owned by the Chairman of the Company’s Board of Directors. Pursuant to the Agreement, Manning & Napier Group will sell PPI to MP in exchange for a purchase price consisting of payments based on historical expenses of PPI from September 1, 2018 until the date of closing, estimated to be approximately $3.2 million, and future revenue payments, as applicable. Closing of the sale pursuant to the Agreement is subject to customary closing conditions.
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers and directors and/or their affiliated entities. Pursuant to the respective investment management agreements, in some instances the Company may waive or reduce its regular advisory fees for these accounts. The aggregate value of the fees earned and the value of fees waived was less than $0.1 million for each of the six months ended June 30, 2019 and 2018.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $10.2 million and $21.3 million for the three and six months ended June 30, 2019, respectively, and approximately $14.3 million and $28.8 million for the three and six months ended June 30, 2018, respectively. Fees earned for administrative services provided were approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively, and approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts were approximately $1.7 million and $3.2 million for the three and six months ended June 30, 2019, respectively, and approximately $0.7 million and $2.4 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 the Company had recorded a receivable of approximately $0.2 million for expenses paid on behalf of an affiliated mutual fund. These

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

expenses are reimbursable to the Company under an agreement with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.
Note 14—Subsequent Events
Distributions and dividends
On July 23, 2019, the Board of Directors approved a distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. The amount of the distribution will be based on earnings for the quarter ending September 30, 2019. Concurrently, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend is payable on or about November 1, 2019 to shareholders of record as of October 15, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect our views with respect to, among other things, our operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "could," "intends," "likely," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections, of our Annual Report on Form 10-K, which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of our products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Market Developments
After a volatile 2018 culminated in one of the most significant drawdowns of the post-financial crisis era, financial markets have had a furious rally to start the New Year. US equities reached new all-time highs, international equities bounced back, and falling interest rates have boosted performance for fixed income investors as well.
We believe that underpinning the strong market for investors has been the twin tailwinds of easing geopolitical risks and shifting monetary policy expectations. Heading into 2019, tariffs and the trade war remained precarious. Since then, trade tensions between the U.S. and China have escalated, while resolutions have been found on several fronts, specifically including relations between the U.S. and Mexico, Japan, and the European Union.
Meanwhile, rising concerns over the future pace of global economic growth, as well as weak inflation readings, resulted in the yield curve inverting across most maturities and the market now forecasts several interest rate cuts between now and the end of the year.
These dynamics have led to a favorable market environment for nearly every asset class with some performing particularly well. Regarding fixed income, interest rates fell across the yield curve, allowing longer-dated bonds to outperform shorter-dated securities. Credit spreads remained tight by quarter’s end despite a volatile ride throughout the period.
Although the post-financial crisis recovery has been relatively weak, we view the economy as later cycle. We do not feel that the most recent uptick in economic growth is sustainable and believe that as growth slows to a lower rate, market volatility may rise. Considering our outlook, we believe our clients are best served by utilizing an active investment approach.
Other Business Updates
On June 28, 2019, the Company, through Manning & Napier Group, entered into an agreement (the "Agreement") to sell its wholly-owned subsidiary Perspective Partners, LLC (“PPI”), to Manning Partners, LLC ("MP"). MP is wholly owned by William Manning, Chairman of the Company's Board of Directors. Pursuant to the Agreement, the purchase price will consist of payments based on historical expenses of PPI from September 1, 2018 until the date of closing, estimated to be approximately $3.2 million. Closing of the sale pursuant to the Agreement is subject to customary closing conditions and is expected to occur during the third quarter of 2019. Upon closing, the Company will no longer incur costs associated with PPI. During the three and six month periods ended June 30, 2019, the expenses related to PPI were approximately $0.6 million and $1.5 million, respectively.
Also included in 2019 second quarter results was approximately $0.5 million of employee severance charges incurred as part of our strategic review. The Company's headcount has decreased to 336 as of June 30, 2019 from 410 and 356 as of June 30, 2018 and March 31, 2019, respectively.

Our Solutions
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts, mutual funds and collective investment trusts—including those offered by Manning & Napier Advisors, LLC ("MNA"), the Manning & Napier Fund, Inc., Exeter Trust Company, and Rainier Investment Management, LLC ("Rainier").
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
Our AUM was $21.3 billion as of June 30, 2019. The composition of our AUM by vehicle and portfolio is illustrated in the table below:

	June 30, 2019
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$9,455.2	$4,358.1	$1,000.8	$14,814.1
Mutual funds and collective investment trusts	4,389.1	1,951.4	96.2	6,436.7
Total	$13,844.3	$6,309.5	$1,097.0	$21,250.8

Separately Managed Accounts

The composition of our separately managed accounts as of June 30, 2019, by channel and portfolio, is set forth in the table below:

	June 30, 2019
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Separate account AUM
Direct Channel	$7,245.9	$2,690.7	$882.6	$10,819.2
Intermediary Channel	2,195.7	562.6	118.2	2,876.5
Platform/Sub-advisor Channel	13.6	1,104.8	—	1,118.4
Total	$9,455.2	$4,358.1	$1,000.8	$14,814.1
Percentage of separate account AUM
Direct Channel	49%	18%	6%	73%
Intermediary Channel	15%	4%	1%	20%
Platform/Sub-advisor Channel	0%	7%	—%	7%
Total	64%	29%	7%	100%
Percentage of portfolio by channel
Direct Channel	77%	62%	88%	73%
Intermediary Channel	23%	13%	12%	19%
Platform/Sub-advisor Channel	0%	25%	—%	8%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Direct Channel	67%	25%	8%	100%
Intermediary Channel	76%	20%	4%	100%
Platform/Sub-advisor Channel	1%	99%	—%	100%
Our separate accounts contributed 49% of our total gross client inflows for the six months ended June 30, 2019 and represented 70% of our total AUM as of June 30, 2019.
Our separate account business has historically been driven primarily by our direct sales channel, where sales representatives form a relationship with high-net-worth investors, middle market institutions, and large institutional clients working in conjunction with a consultant. The direct sales channel contributed 71% of the total gross client inflows for our separate account business for the six months ended June 30, 2019 and represented 73% of our total separate account AUM as of June 30, 2019. We anticipate this channel to continue to be the largest driver of new separate account business going forward, given their high-net-worth and middle market institutional client-type focus.
During the six months ended June 30, 2019, blended asset portfolios represented 69% of the separate account gross client inflows from the direct sales channel, while equity and fixed income portfolios represented 23% and 8%, respectively. As of June 30, 2019, blended asset and equity portfolios represented 67% and 25%, respectively, of total direct sales channel separate account AUM, while our fixed income portfolios were 8%. We expect our focus on individuals and middle market institutions to continue to drive interest in our separately managed account investment strategies.
To a lesser extent, we also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the six months ended June 30, 2019, 9% of the total gross client inflows for separate accounts came from financial advisor representatives (intermediary sales channel), and an additional 20% came from registered investment advisor platforms (platform/sub-advisory channel). The intermediary and platform/sub-advisor sales channels collectively represented 27% of our total separate account AUM as of June 30, 2019.
New separate account business through the intermediary sales channel flowed into both our blended asset and equity portfolios. During the six months ended June 30, 2019, blended asset and equity portfolios represented 69% and 30%, respectively, of the separate account gross client inflows from the intermediary sales channel. As of June 30, 2019, 76% of our separate account AUM derived from financial advisors was allocated to blended asset portfolios, with 20% allocated to equity and 4% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from financial advisors over time as more advisors structure a multi-strategy portfolio for their clients.
During the six months ended June 30, 2019, substantially all of our separate account gross client inflows from the platform/Sub-advisory sales channel were into equity portfolios. Gross client inflows through the platform/sub-advisor sales channel are primarily directed to our equity strategies, where we are filling a specific mandate within the investment program or platform product.
Our annualized separate account retention rate across all channels was 93% during the six months ended June 30, 2019, an increase from our historical retention rate, which was 91% for the rolling twelve months ended June 30, 2019.
Mutual Funds and Collective Investment Trusts

The composition of our mutual fund and collective investment trust AUM as of June 30, 2019, by portfolio, is set forth in the table below:

	June 30, 2019
	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Mutual fund and collective investment trust AUM	$4,389.1	$1,951.4	$96.2	$6,436.7
Our mutual funds and collective investment trusts contributed 51% of our total gross client inflows for the six months ended June 30, 2019 and represented 30% of our total AUM as of June 30, 2019. As of June 30, 2019, our mutual fund and collective investment trust AUM consisted of 68% from blended asset portfolios, 30% from equity portfolios and 2% from fixed income portfolios, compared to 68%, 31% and 1% for blended asset, equity and fixed income portfolios as of June 30, 2018. During the six months ended June 30, 2019, 48%, 47% and 5% of the gross client inflows were attributable to blended assets, equity and fixed income portfolios, respectively.
Our mutual fund and collective investment trust business is driven by both financial intermediaries, as well as through our direct sales channel. Through our intermediary channel, we are focused on promoting our single-asset class and specialized strategies to our wealth and retirement plan advisors, who wish to use our strategies as a component of a larger portfolio. Additionally, our blended asset portfolios are used by advisors seeking a multi-asset class solution for their retail clients.
We also have relationships with consultants and manager research teams at platforms in order to distribute our funds within advisory programs, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 250 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
Through the direct channel, our representatives promote our portfolios to large institutional clients with which we have direct relationships, as well as consultants. Additionally, we have relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. In the direct channel, we may see additional interest in our mutual funds and collective investment trust strategies through both blended and single-asset class portfolios based on the needs of the clients.
Results of Operations
Below is a discussion of our consolidated results of operations for the three and six months ended June 30, 2019 and 2018.
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

Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our investment vehicles for the three and six months ended June 30, 2019 and 2018:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of March 31, 2019	$14,667.2	$6,470.6	$21,137.8	69%	31%	100%
Gross client inflows (1)	301.2	249.2	550.4
Gross client outflows (1)	(613.2)	(509.6)	(1,122.8)
Market appreciation/(depreciation) & other (2)	458.9	226.5	685.4
As of June 30, 2019	$14,814.1	$6,436.7	$21,250.8	70%	30%	100%
Average AUM for period	$14,647.1	$6,383.4	$21,030.5

As of March 31, 2018	$15,960.1	$7,473.4	$23,433.5	68%	32%	100%
Gross client inflows (1)	331.1	349.7	680.8
Gross client outflows (1)	(899.7)	(654.5)	(1,554.2)
Market appreciation/(depreciation) & other (2)	214.4	63.2	277.6
As of June 30, 2018	$15,605.9	$7,231.8	$22,837.7	68%	32%	100%
Average AUM for period	$15,689.8	$7,394.2	$23,084.0

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2018	$13,792.1	$6,371.5	$20,163.6	68%	32%	100%
Gross client inflows (1)	617.3	653.8	1,271.1
Gross client outflows (1)	(1,278.1)	(1,417.6)	(2,695.7)
Market appreciation/(depreciation) & other (2)	1,682.8	829.0	2,511.8
As of June 30, 2019	$14,814.1	$6,436.7	$21,250.8	70%	30%	100%
Average AUM for period	$14,459.6	$6,361.7	$20,821.3

As of December 31, 2017	$16,856.6	$8,256.6	$25,113.2	67%	33%	100%
Gross client inflows (1)	749.7	831.0	1,580.7
Gross client outflows (1)	(2,225.5)	(1,685.5)	(3,911.0)
Acquired/(disposed) assets	—	(251.6)	(251.6)
Market appreciation/(depreciation) & other (2)	225.1	81.3	306.4
As of June 30, 2018	$15,605.9	$7,231.8	$22,837.7	68%	32%	100%
Average AUM for period	$16,087.8	$7,640.0	$23,727.8
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table reflects the indicated components of our AUM for our portfolios for the three and six months ended June 30, 2019 and 2018:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of March 31, 2019	$13,834.7	$6,227.2	$1,075.9	$21,137.8	66%	29%	5%	100%
Gross client inflows (1)	327.0	161.7	61.7	550.4
Gross client outflows (1)	(745.7)	(308.2)	(68.9)	(1,122.8)
Market appreciation/(depreciation) & other (2)	428.3	228.8	28.3	685.4
As of June 30, 2019	$13,844.3	$6,309.5	$1,097.0	$21,250.8	65%	30%	5%	100%
Average AUM for period	$13,718.9	$6,200.7	$1,110.9	$21,030.5

As of March 31, 2018	$14,998.4	$7,214.2	$1,220.9	$23,433.5	64%	31%	5%	100%
Gross client inflows (1)	432.6	231.2	17.0	680.8
Gross client outflows (1)	(718.3)	(776.7)	(59.2)	(1,554.2)
Market appreciation/(depreciation) & other (2)	265.2	2.7	9.7	277.6
As of June 30, 2018	$14,977.9	$6,671.4	$1,188.4	$22,837.7	66%	29%	5%	100%
Average AUM for period	$14,973.6	$6,909.2	$1,201.2	$23,084.0

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2018	$13,532.2	$5,501.9	$1,129.5	$20,163.6	67%	27%	6%	100%
Gross client inflows (1)	629.1	541.0	101.0	1,271.1
Gross client outflows (1)	(1,811.6)	(690.9)	(193.2)	(2,695.7)
Market appreciation/(depreciation) & other (2)	1,494.6	957.5	59.7	2,511.8
As of June 30, 2019	$13,844.3	$6,309.5	$1,097.0	$21,250.8	65%	30%	5%	100%
Average AUM for period	$13,661.0	$6,048.8	$1,111.5	$20,821.3

As of December 31, 2017	$15,666.6	$8,120.6	$1,326.0	$25,113.2	63%	32%	5%	100%
Gross client inflows (1)	891.8	586.7	102.2	1,580.7
Gross client outflows (1)	(1,821.0)	(1,843.2)	(246.8)	(3,911.0)
Acquired/(disposed) assets	—	(251.6)	—	(251.6)
Market appreciation/(depreciation) & other (2)	240.5	58.9	7.0	306.4
As of June 30, 2018	$14,977.9	$6,671.4	$1,188.4	$22,837.7	66%	29%	5%	100%
Average AUM for period	$15,216.4	$7,262.9	$1,248.5	$23,727.8
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. We recognize, however that some key strategies have mixed track records over the past several years. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 76% of our AUM as of June 30, 2019.

Key Strategies	AUM as of June 30, 2019 (in millions)	Inception Date	Annualized Returns as of June 30, 2019 (2)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,790.0	1/1/1973	6.2%	7.6%	4.1%	8.4%	9.4%
Blended Index (3)			7.8%	8.2%	5.9%	8.8%	8.8%
Core Non-U.S. Equity	$2,076.5	10/1/1996	0.9%	6.6%	0.3%	5.8%	7.2%
Benchmark: ACWIxUS Index			1.3%	9.4%	2.2%	6.5%	5.1%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,625.0	1/1/1973	5.9%	6.0%	3.4%	6.9%	8.7%
Blended Index (4)			8.0%	6.6%	5.2%	7.6%	8.4%
Equity-Oriented (70%-100% Equity Exposure)	$1,537.9	1/1/1993	7.0%	11.5%	6.0%	10.7%	9.9%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg Barclays U.S. Aggregate Bond			7.5%	11.4%	7.6%	11.5%	8.6%
Equity-Focused Blend (50%-90% Equity Exposure)	$963.8	4/1/2000	6.7%	8.9%	4.7%	9.3%	7.0%
Blended Benchmark: 53% Russell 3000 / 20% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			7.7%	9.8%	6.8%	10.2%	5.5%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$626.1	1/1/1995	7.8%	13.5%	7.1%	12.1%	11.1%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			7.5%	13.1%	8.6%	13.1%	9.1%
Core U.S. Equity	$438.9	7/1/2000	9.4%	15.3%	8.7%	12.8%	8.1%
Benchmark: Russell 3000			9.0%	14.0%	10.2%	14.7%	6.1%
Conservative Growth (5%-35% Equity Exposure)	$470.1	4/1/1992	5.5%	4.0%	2.5%	4.9%	5.9%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			7.1%	4.3%	3.7%	5.3%	6.1%
Aggregate Fixed Income	$217.9	1/1/1984	7.4%	2.3%	2.6%	3.8%	7.1%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			7.9%	2.3%	3.0%	3.9%	7.1%
Rainier International Small Cap	$854.4	3/28/2012	(5.0)%	9.4%	6.8%	N/A (1)	11.8%
Benchmark: MSCI ACWIxUS Small Cap Index			(5.9)%	7.8%	2.8%	N/A (1)	6.0%
Disciplined Value	$480.5	11/1/2003	9.4%	12.1%	8.8%	12.7%	10.6%
Benchmark: Russell 1000 Value			8.5%	10.2%	7.5%	13.2%	8.3%
__________________________

(1)	Performance not available given the product's inception date.

(2)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(3)
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

(4)
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

We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $6.4 billion, or 30%, of our AUM as of June 30, 2019. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $14.8 billion, or 70%, of our AUM as of June 30, 2019, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended June 30, 2019 approximately 99% of our revenue was earned from clients located in the United States.
We earn distribution and servicing fees for providing services to our affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM.
We earn custodial service fees for administrative and safeguarding services performed by Exeter Trust Company. Fees are calculated as a percentage of the client's market value with additional fees for certain transactions.
During the first quarter of 2019, we completed the effort to restructure fees for many of our mutual fund and collective trust vehicles. The impacts on our overall revenue margins and operating expenses are described below in the discussion of results for the three and six month periods ending June 30, 2019.
Operating Expenses
Our largest operating expenses are employee compensation and related costs, and to a lesser degree distribution, servicing and custody expenses, discussed further below, with a significant portion of these expenses varying in a direct relationship to our absolute and relative investment management performance, as well as AUM and revenues. We review our operating expenses in relation to the investment market environment and changes in our revenues. However, we are generally willing to make expenditures as necessary even when faced with declining rates of growth in revenues in order to support our investment products, our client service levels, strategic initiatives and our long-term value.

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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 18.9% in Manning & Napier Group as of June 30, 2019 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Changes to our accounting policies as a result of adopting Topic 842 are discussed under "Leases" of Note 2, "Summary of Significant Accounting Policies" and under "Adoption of ASU 2016-02, Leases (Topic 842)" of Note 8, "Leases" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
On June 28, 2019, through our wholly-owned subsidiary Manning & Napier Group, we entered into an agreement to sell all of the equity interests in our wholly-owned subsidiary, PPI, as discussed under "Assets and Liabilities Held for Sale" of Note 2 and under "Sale of Subsidiary" of Note 13 to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This transaction does not meet the U.S. GAAP criteria to be reported as a discontinued operation, as it does not represent a strategic shift.
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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Assets Under Management
The following table reflects changes in our AUM for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,		Period-to-Period
	2019	2018	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$14,667.2	$15,960.1	$(1,292.9)	(8)%
Gross client inflows (1)	301.2	331.1	(29.9)	(9)%
Gross client outflows (1)	(613.2)	(899.7)	286.5	(32)%
Market appreciation (depreciation) & other (2)	458.9	214.4	244.5	*
Ending assets under management	$14,814.1	$15,605.9	$(791.8)	(5)%
Average AUM for period	$14,647.1	$15,689.8
Mutual funds and collective investment trusts
Beginning assets under management	$6,470.6	$7,473.4	$(1,002.8)	(13)%
Gross client inflows (1)	249.2	349.7	(100.5)	(29)%
Gross client outflows (1)	(509.6)	(654.5)	144.9	(22)%
Market appreciation (depreciation) & other (2)	226.5	63.2	163.3	*
Ending assets under management	$6,436.7	$7,231.8	$(795.1)	(11)%
Average AUM for period	$6,383.4	$7,394.2
Total assets under management
Beginning assets under management	$21,137.8	$23,433.5	$(2,295.7)	(10)%
Gross client inflows (1)	550.4	680.8	(130.4)	(19)%
Gross client outflows (1)	(1,122.8)	(1,554.2)	431.4	(28)%
Market appreciation (depreciation) & other (2)	685.4	277.6	407.8	*
Ending assets under management	$21,250.8	$22,837.7	$(1,586.9)	(7)%
Average AUM for period	$21,030.5	$23,084.0
________________________

(*)	Percentage change not meaningful.

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $1.6 billion from $22.8 billion at June 30, 2018 to $21.3 billion at June 30, 2019. The decrease was attributable to net client outflows of $2.7 billion, partially offset by market appreciation of $1.1 billion. Net client outflows consisted of approximately $1.6 billion of net outflows for separate accounts and $1.0 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from June 30, 2018 to June 30, 2019 consisted of a $0.4 billion, or 5% decrease in our equity portfolio, a $1.1 billion, or 8% decrease in our blended asset portfolio, and a decrease of $91.4 million, or 8% in our fixed income portfolio.
While many of our key strategies achieved recent competitive relative returns, we attribute our net cash outflows during the three months ended June 30, 2019 in part to challenging three and five year annualized returns in many of the strategies included in our blended asset and equity portfolios. We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $1.1 billion during the quarter ended June 30, 2019, a 28% improvement from the quarter ended June 30, 2018. Gross outflows annualized as a percentage of our AUM, or turnover rate, for the three months ended June 30, 2019 was 21%. These outflow rates are more in line with the low-to-mid 20% range that we experienced prior to the difficult performance periods in 2014 and 2016. Starting in 2015 as performance headwinds increased, turnover rates increased to the high 30% to low 40% range. We believe the improvement in our turnover rate is further support that our overall servicing efforts, importantly including our value-added advisory services, are effective in supporting long-term relationships.

While we have experienced an improvement in the rate of outflows, the rate of gross client inflows has slowed to approximately $0.6 billion during the three months ended June 30, 2019, a 19% decrease from the quarter ended June 30, 2018. We believe that difficult long-term performance track records in some of our key strategies, coupled with the changes in our organization and macro trends towards passive investing have all played a role in this trend. We believe that by demonstrating stability in client AUM and in our organization, along with improving long-term track records and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM increase of approximately $0.1 billion, to $21.3 billion at June 30, 2019 from $21.1 billion at March 31, 2019 was attributable to market appreciation of $0.7 billion, partially offset by net client cash outflows of $0.6 billion. Net client outflows consisted of approximately $0.3 billion for separate accounts while net client outflows in mutual fund and collective investment trust were $0.3 billion. The blended investment gain was 3.1% in separately managed accounts and 3.5% in mutual funds and collective investment trusts. By portfolio in that period, our AUM increased by $9.6 million in our blended asset portfolio, $82.3 million in our equity portfolio, and $21.1 million in our fixed income portfolio.
As of June 30, 2019, the composition of our AUM was 70% in separate accounts and 30% in mutual funds and collective investment trusts, compared to 68% in separate accounts and 32% in mutual funds and collective investment trusts at June 30, 2018. The composition of our AUM across portfolios at June 30, 2019 was 65% in blended assets, 30% in equity, and 5% in fixed income, compared to 66% in blended assets, 29% in equity, and 5% in fixed income at June 30, 2018.
For our separate accounts, gross client inflows of approximately $0.3 billion were offset by $0.6 billion of gross client outflows during the three months ended June 30, 2019. The $0.3 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and $0.1 billion into our equity portfolio. During the three months ended June 30, 2019, 75% of our separate account gross client inflows were derived from our direct sales channel. With regard to gross client outflows, cancellations were approximately $0.2 billion and withdrawals from existing accounts were approximately $0.4 billion. Outflows during the first quarter were 75%, 17% and 8% from blended, equity and fixed income portfolios, respectively. Our separate account clients redeemed assets at a rate of 17% during the quarter, compared to a 20% redemption rate over the trailing twelve months ended June 30, 2019. Our annualized separate account retention rate was 94% for the three months ended June 30, 2019 compared to 91% for the rolling twelve months ended June 30, 2019.
Gross client inflows of $0.2 billion were offset by gross client outflows of $0.5 billion for our mutual fund and collective investment trusts during the three months ended June 30, 2019. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.2 billion, or 61%, of mutual fund and collective trust fund gross client inflows during the three months ended June 30, 2019. With regard to gross client outflows, $0.3 billion, or 56%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and related data for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,		Period-to-Period
	2019	2018	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$21,738	$24,483	$(2,745)	(11)%
Mutual funds and collective investment trusts	7,403	11,030	(3,627)	(33)%
Distribution and shareholder servicing	2,566	3,033	(467)	(15)%
Custodial services	1,750	1,895	(145)	(8)%
Other revenue	837	679	158	23%
Total revenue	34,294	41,120	(6,826)	(17)%
Expenses
Compensation and related costs	20,161	21,689	(1,528)	(7)%
Distribution, servicing and custody expenses	3,019	4,502	(1,483)	(33)%
Other operating costs	8,639	8,579	60	1%
Total operating expenses	31,819	34,770	(2,951)	(8)%
Operating income	2,475	6,350	(3,875)	(61)%
Non-operating income (loss)
Non-operating income (loss), net	1,075	332	743	*
Income before provision for income taxes	3,550	6,682	(3,132)	(47)%
Provision for income taxes	331	492	(161)	(33)%
Net income attributable to controlling and noncontrolling interests	3,219	6,190	(2,971)	(48)%
Less: net income attributable to noncontrolling interests	2,805	5,424	(2,619)	(48)%
Net income attributable to Manning & Napier, Inc.	$414	$766	$(352)	(46)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.03	$0.05
Diluted	$0.03	$0.05
Weighted average shares of Class A common stock outstanding
Basic	15,267,762	14,691,928
Diluted	15,613,939	14,709,403

Other financial and operating data
Economic net income (1)	$2,520	$4,629	$(2,109)	(46)%
Economic net income per adjusted share (1)	$0.03	$0.06
Weighted average adjusted Class A common stock outstanding(1)	79,570,059	78,751,512
_______________________

(*)	Percentage change not meaningful.

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these measures not calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP") in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Separately managed account revenue decreased by $2.7 million, or 11%, to $21.7 million for the three months ended June 30, 2019 from $24.5 million for the three months ended June 30, 2018. This decrease is driven primarily by a 7%, or $1.0 billion, decrease in our average separately managed account AUM for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. On an annualized basis, our average separately managed account fee for the three months ended June 30, 2019 decreased slightly to 0.60% when compared to 0.63% for the three months ended June 30, 2018. For both periods our separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of both June 30, 2019 and June 30, 2018, the concentration of investments in our separately managed account assets were 64% blended assets, 29% equity and 7% fixed income.
Mutual fund and collective investment trust revenue decreased by $3.6 million, or 33%, to $7.4 million for the three months ended June 30, 2019 from $11.0 million for the three months ended June 30, 2018. This decrease is driven primarily by a 14%, or $1.0 billion, decrease in our average mutual fund and collective investment trust AUM for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. In addition, our average fee on mutual fund and collective investment trust products decreased to 0.63% for the three months ended June 30, 2019 from 0.76% for the three months ended June 30, 2018. This decrease was primarily due to the restructuring of our funds that was completed during the first quarter of 2019. Our mutual fund and collective investment trust management fees ranged from 0.14% to 1.00%, depending on investment strategy, for the three months ended June 30, 2019 and 2018. As of June 30, 2019, the concentration of assets in our mutual fund and collective investment trusts was 68% blended assets, 30% equity and 2% fixed income, compared to 68% blended assets, 31% equity and 1% fixed income as of June 30, 2018.
Distribution and shareholder servicing revenue decreased by $0.5 million, or 15%, to $2.6 million for the three months ended June 30, 2019 from $3.0 million for the three months ended June 30, 2018. This decrease was driven by a reduction in mutual fund and collective trust average AUM of 14% for the same period.
Custodial services revenue decreased by $0.1 million, or 8%, to $1.8 million for the three months ended June 30, 2019 from $1.9 million for the three months ended June 30, 2018. The decrease primarily relates to decreases in our collective investment trust AUM.
Operating Expenses
Our operating expenses decreased by $3.0 million, or 8%, to $31.8 million for the three months ended June 30, 2019 from $34.8 million for the three months ended June 30, 2018.
Compensation and related costs decreased by $1.5 million, or 7%, to $20.2 million for the three months ended June 30, 2019 from $21.7 million for the three months ended June 30, 2018. This decrease in the current quarter compared to the second quarter of 2018 was driven by a 16% decrease in average workforce, partially offset by an increase in employee severance costs. When considered as a percentage of revenue, compensation and related costs for the three months ended June 30, 2019 was 59% compared to 53% for the three months ended June 30, 2018. Given the declines in our revenue, we anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $1.5 million, or 33%, to $3.0 million for the three months ended June 30, 2019 from $4.5 million for the three months ended June 30, 2018. The decrease was generally driven by a 14% decrease in mutual fund and collective investment trust average AUM for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as well as the elimination of certain distribution expenses following the restructuring of our mutual fund fees. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.19% for the three months ended June 30, 2019, compared to 0.24% for the three months ended June 30, 2018.
Other operating costs for the three months ended June 30, 2019 and 2018 were $8.6 million. As a percentage of revenue, other operating costs were 25% for the three months ended June 30, 2019 and 21% for the three months ended June 30, 2018.

Non-Operating Income (Loss)
Non-operating income for the three months ended June 30, 2019 was $1.1 million, an increase of $0.7 million, from non-operating income of $0.3 million for the three months ended June 30, 2018. The following table reflects the components of non-operating income (loss) for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,		Period-to-Period
	2019	2018	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(10)	$(21)	$11	(52)%
Interest and dividend income (1)	837	374	463	124%
Change in liability under tax receivable agreement	—	—	—	—%
Net gains (losses) on investments (2)	248	(21)	269	*
Total non-operating income	$1,075	$332	$743	*
__________________________

(*)	Percentage change not meaningful.

(1)
The increase in interest and dividend income for the three months ended June 30, 2019 compared to 2018 is attributable to an increase in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with an increase in interest rates.

(2)
Amounts represent net income on investments we held to provide initial cash seeding for product development purposes. The amount varies depending on the performance of our investments and the overall amount of our investments in seeded products.

Provision for Income Taxes
Our provision for income taxes was $0.3 million for the three months ended June 30, 2019, a decrease of approximately $0.2 million from $0.5 million for the three months ended June 30, 2018. The change was primarily driven by a decrease in taxable earnings compared to the prior year period.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Assets Under Management
The following table reflects changes in our AUM for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,		Period-to-Period
	2019	2018	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$13,792.1	$16,856.6	$(3,064.5)	(18)%
Gross client inflows (1)	617.3	749.7	(132.4)	(18)%
Gross client outflows (1)	(1,278.1)	(2,225.5)	947.4	(43)%
Market appreciation (depreciation) & other (2)	1,682.8	225.1	1,457.7	*
Ending assets under management	$14,814.1	$15,605.9	$(791.8)	(5)%
Average AUM for period	$14,459.6	$16,087.8
Mutual funds and collective investment trusts
Beginning assets under management	$6,371.5	$8,256.6	$(1,885.1)	(23)%
Gross client inflows (1)	653.8	831.0	(177.2)	(21)%
Gross client outflows (1)	(1,417.6)	(1,685.5)	267.9	(16)%
Acquired/(disposed) assets	—	(251.6)	251.6	*
Market appreciation (depreciation) & other (2)	829.0	81.3	747.7	*
Ending assets under management	$6,436.7	$7,231.8	$(795.1)	(11)%
Average AUM for period	$6,361.7	$7,640.0
Total assets under management
Beginning assets under management	$20,163.6	$25,113.2	$(4,949.6)	(20)%
Gross client inflows (1)	1,271.1	1,580.7	(309.6)	(20)%
Gross client outflows (1)	(2,695.7)	(3,911.0)	1,215.3	(31)%
Acquired/(disposed) assets	—	(251.6)	251.6	*
Market appreciation (depreciation) & other (2)	2,511.8	306.4	2,205.4	*
Ending assets under management	$21,250.8	$22,837.7	$(1,586.9)	(7)%
Average AUM for period	$20,821.3	$23,727.8
________________________

(*)	Percentage change not meaningful.

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $1.6 billion from $22.8 billion at June 30, 2018 to $21.3 billion at June 30, 2019. The decrease was attributable to net client outflows of $2.7 billion, partially offset by market appreciation of $1.1 billion. Net client outflows consisted of approximately $1.6 billion of net outflows for separate accounts and $1.0 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from June 30, 2018 to June 30, 2019 consisted of a $0.4 billion, or 5% decrease in our equity portfolio, a $1.1 billion, or 8% decrease in our blended asset portfolio, and a decrease of $91.4 million, or 8% in our fixed income portfolio.
While many of our key strategies achieved recent competitive relative returns, we attribute our net cash outflows during the six months ended June 30, 2019 in part to challenging three and five year annualized returns in many of the strategies included in our blended asset and equity portfolios. We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $2.7 billion during the six months ended June 30, 2019, a 31% improvement from the same period through June 30, 2018.

While we have experienced an improvement in the rate of outflows, the rate of gross client inflows has slowed to approximately $1.3 billion during the six months ended June 30, 2019, a 20% decrease compared to the same period in 2018. We believe that difficult long-term performance track records in some of our key strategies, coupled with the changes in our organization and macro trends towards passive investing have all played a role in this trend. We believe that by demonstrating stability in client AUM and in our organization, along with improving long-term track records and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM increase of $1.1 billion, or 5%, to $21.3 billion at June 30, 2019 from $20.2 billion at December 31, 2018 was attributable to market appreciation of $2.5 billion, partially offset by net client cash outflows of $1.4 billion. Included in net client flows during the six months ended June 30, 2019 were net client outflows in separately managed accounts of approximately $0.7 billion and mutual funds and collective investment trusts of approximately $0.8 billion. The blended investment gain was 12.2% in separately managed accounts and 13.0% in mutual funds and collective investment trusts. By portfolio, our net $1.1 billion AUM increase was derived from an increase of $0.3 billion, or 2%, in our blended asset portfolio and $0.8 billion, or 15%, in our equity portfolio, offset by a decrease of $32.5 million, or 3%, in our fixed income portfolio.
As of June 30, 2019, the composition of our AUM was 70% in separate accounts and 30% in mutual funds and collective investment trusts, compared to 68% in separate accounts and 32% in mutual funds and collective investment trusts at June 30, 2018. The composition of our AUM across portfolios at June 30, 2019 was 65% in blended assets, 30% in equity, and 5% in fixed income, compared to 66% in blended assets, 29% in equity, and 5% in fixed income at June 30, 2018.
With regard to our separate accounts, gross client inflows of $0.6 billion were offset by approximately $1.3 billion of gross client outflows during the six months ended June 30, 2019. The $0.6 billion of gross client inflows included $0.3 billion into our blended asset portfolios, $0.2 billion into our equity portfolios and $0.1 billion into fixed income portfolios. During the six months ended June 30, 2019, 71% of our separate account gross client inflows were derived from our direct sales channel. Gross client outflows were split with 61% withdrawals from existing accounts and 39% representing client cancellations. Our blended asset portfolio experienced net client outflows of approximately $0.6 billion, while our equity portfolio experienced net client inflows of $22.8 million. In light of challenging relative returns, our separate account clients redeemed assets at a rate of 19% during the six months ended June 30, 2019, compared to a 20% redemption rate over the trailing twelve months ended June 30, 2019. The annualized separate account retention rate was 93% for the six months ended June 30, 2019, up slightly from 91% for the rolling twelve months ended June 30, 2019. We believe the improvement is further support that our overall servicing efforts, importantly including our value-added advisory services, are effective in supporting long-term relationships.
Net client outflows of $0.8 billion from our mutual fund and collective investment trusts included gross client inflows of $0.7 billion offset by gross client outflows of $1.4 billion during the six months ended June 30, 2019. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.3 billion, or 48%, of mutual fund and collective trust fund gross client inflows during the six months ended June 30, 2019. With regard to gross client outflows, $0.9 billion, or 63%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and other data for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,		Period-to-Period
	2019	2018	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$43,213	$49,838	$(6,625)	(13)%
Mutual funds and collective investment trusts	15,631	22,010	(6,379)	(29)%
Distribution and shareholder servicing	5,190	6,211	(1,021)	(16)%
Custodial services	3,495	3,817	(322)	(8)%
Other revenue	1,562	1,468	94	6%
Total revenue	69,091	83,344	(14,253)	(17)%
Expenses
Compensation and related costs	41,609	45,462	(3,853)	(8)%
Distribution, servicing and custody expenses	6,777	9,283	(2,506)	(27)%
Other operating costs	16,946	15,033	1,913	13%
Total operating expenses	65,332	69,778	(4,446)	(6)%
Operating income	3,759	13,566	(9,807)	(72)%
Non-operating income (loss)
Non-operating income (loss), net	2,950	867	2,083	*
Income before provision for income taxes	6,709	14,433	(7,724)	(54)%
Provision for income taxes	573	970	(397)	(41)%
Net income attributable to controlling and noncontrolling interests	6,136	13,463	(7,327)	(54)%
Less: net income attributable to noncontrolling interests	5,161	11,483	(6,322)	(55)%
Net income attributable to Manning & Napier, Inc.	$975	$1,980	$(1,005)	(51)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.07	$0.13
Diluted	$0.06	$0.13
Weighted average shares of Class A common stock outstanding
Basic	15,098,454	14,503,784
Diluted	78,317,986	14,530,398

Other financial and operating data
Economic net income (1)	$4,763	$10,248	$(5,485)	(54)%
Economic net income per adjusted share (1)	$0.06	$0.13
Weighted average adjusted Class A common stock outstanding (1)	79,817,987	78,927,395
________________________

(*)	Percentage change not meaningful.

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Separately managed account revenue decreased by $6.6 million, or 13%, to $43.2 million for the six months ended June 30, 2019 from $49.8 million for the six months ended June 30, 2018. This decrease is driven primarily by a 10% decrease in our average separately managed account AUM for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Our average separately managed account fee for the six months ended June 30, 2019 decreased to 0.60% when compared to the 0.62% for the full year 2018. For the six months ended June 30, 2019 and 2018, our separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of June 30, 2019, the concentration of assets in our separately managed accounts was 64% blended assets, 29% equity and 7% fixed income, consistent with June 30, 2018.
Mutual fund and collective investment trust revenue decreased by $6.4 million, or 29%, to $15.6 million for the six months ended June 30, 2019 from $22.0 million for the six months ended June 30, 2018. This decrease is driven primarily by a 17%, or $1.3 billion, decrease in average mutual fund and collective investment trust AUM for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Our average fee on mutual fund and collective investment trust products decreased to 0.66% when compared to 0.73% for the full year 2018. The decrease was primarily due to the restructuring of our funds that was completed during the first quarter of 2019. Our mutual fund and collective investment trust management fees ranged from 0.14% to 1.00% depending on investment strategy, for the six months ended June 30, 2019 and 2018. As of June 30, 2019 the concentration of assets in our mutual fund and collective investment trusts was 68% blended assets, 30% equity and 2% fixed income, compared to 68% blended assets, 31% equity and 1% fixed income as of June 30, 2018.
Distribution and shareholder servicing revenue decreased by $1.0 million, or 16%, to $5.2 million for the six months ended June 30, 2019 from $6.2 million for the six months ended June 30, 2018. This decrease is driven by a reduction in mutual fund and collective investment trust average AUM of 17% for the same period.
Custodial services revenue decreased by $0.3 million, or 8%, to $3.5 million for the six months ended June 30, 2019 from $3.8 million for the six months ended June 30, 2018. The decrease primarily relates to decreases in our collective trust AUM.
Operating Expenses
Our operating expenses decreased by $4.4 million, or 6%, to $65.3 million for the six months ended June 30, 2019 from $69.8 million for the six months ended June 30, 2018.
Compensation and related costs decreased by $3.9 million, or 8%, to $41.6 million for the six months ended June 30, 2019 from $45.5 million for the six months ended June 30, 2018. The decrease was driven by a 15% reduction in average workforce as well as lower variable incentive costs for our sales team as a result of the reduction in AUM and revenue. This decrease was partially offset by an increase to share based compensation attributable to the timing and amount of equity awards granted and an increase in employee severance costs. When considered as a percentage of revenue, compensation and related costs for the six months ended June 30, 2019 was 60% compared to 55% for the six months ended June 30, 2018. Given the declines in our revenue, we anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $2.5 million, or 27%, to $6.8 million for the six months ended June 30, 2019 from $9.3 million for the six months ended June 30, 2018. The decrease was generally attributable to a 17% decrease in mutual fund and collective investment trust average AUM for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, coupled with the completion of MNA's mutual fund fee restructure initiative during the first quarter of 2019, where a portion of these expenses are now borne by the mutual funds directly. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.21% for the six months ended June 30, 2019, compared to 0.25% for the six months ended June 30, 2018.
Other operating costs increased by $1.9 million, or 13%, to $16.9 million for the six months ended June 30, 2019 from $15.0 million for the six months ended June 30, 2018. This increase is driven primarily by the $2.1 million gain reflected in the first quarter of 2018 related to the Company's sale of Rainier U.S. mutual funds, which offset other costs in the first quarter of 2018. As a percentage of revenue, other operating costs for the six months ended June 30, 2019 was 25% compared to 18% for six months ended June 30, 2018.

Non-Operating Income (Loss)
Non-operating income for the six months ended June 30, 2019 was $3.0 million, an increase of $2.1 million, from non-operating income of $0.9 million for the six months ended June 30, 2018. The following table reflects the components of non-operating income (loss) for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,		Period-to-Period
	2019	2018	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(13)	$(30)	$17	(57)%
Interest and dividend income (1)	1,646	876	770	*
Change in liability under tax receivable agreement	195	291	(96)	(33)%
Net gains (losses) on investments (2)	1,122	(270)	1,392	*
Total non-operating income	$2,950	$867	$2,083	*
__________________________

(*)	Percentage change not meaningful.

(1)
The increase in interest and dividend income for the six months ended June 30, 2019 compared to 2018 is attributable to an increase in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with an increase in interest rates.

(2)
Amounts represent net income on investments we held to provide initial cash seeding for product development purposes. The amount varies depending on the performance of our investments and the overall amount of our investments in seeded products.

Provision for Income Taxes
Our tax provision decreased by $0.4 million, or 41%, to $0.6 million for the six months ended June 30, 2019 from $1.0 million for the six months ended June 30, 2018. The change was primarily driven by a decrease in taxable earnings as compared to the prior year.

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
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense at an effective rate of 29.0% and 30.7% for the three months ended June 30, 2019 and 2018, respectively, and 29.0% for both for the six months ended June 30, 2019 and 2018, reflecting assumed federal, state and local income taxes.
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

The following table sets forth, for the periods indicated, our other financial and operating data:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Income before provision for income taxes	$3,550	$6,682	$6,709	$14,433
Economic net income (Non-GAAP)	$2,520	$4,629	$4,763	$10,248
Economic net income per adjusted share (Non-GAAP)	$0.03	$0.06	$0.06	$0.13
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	79,570,059	78,751,512	79,817,987	78,927,395

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$414	$766	$975	$1,980
Add back: Net income attributable to noncontrolling interests	2,805	5,424	5,161	11,483
Add back: Provision for income taxes	331	492	573	970
Income before provision for income taxes	$3,550	$6,682	$6,709	$14,433
Adjusted income taxes (Non-GAAP)	1,030	2,053	1,946	4,185
Economic net income (Non-GAAP)	$2,520	$4,629	$4,763	$10,248

Weighted average shares of Class A common stock outstanding - Basic	15,267,762	14,691,928	15,098,454	14,503,784
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	62,482,345	63,349,721	62,913,637	63,632,363
Weighted average unvested restricted stock units and share awards	1,819,952	709,863	1,805,896	791,248
Weighted average vested stock options	—	—	—	—
Weighted average adjusted shares (Non-GAAP)	79,570,059	78,751,512	79,817,987	78,927,395

Economic net income per adjusted share (Non-GAAP)	$0.03	$0.06	$0.06	$0.13

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
The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$57,169	$59,586
Accounts receivable	$12,231	$11,447
Investment securities	$89,619	$91,190
Amounts payable under tax receivable agreement (1)	$17,828	$18,023
Contingent consideration liability (2)	$—	$—
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of June 30, 2019 and December 31, 2018, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
On June 28, 2019, the Company, through Manning & Napier Group, entered into an agreement (the “Agreement”) to sell all of the equity interests in its wholly-owned subsidiary, Perspective Partners, LLC (“PPI”), to Manning Partners, LLC (“MP”). MP is wholly owned by William Manning, Chairman of the Company’s Board of Directors. Pursuant to the Agreement, Group will sell PPI to MP in exchange for a purchase price consisting of payments based on historical expenses of PPI from September 1, 2018 until the date of closing, estimated to be approximately $3.2 million, and future revenue payments, as applicable. Closing of the sale pursuant to the Agreement is subject to customary closing conditions and is expected during the third quarter of 2019.
We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, including short-term investments and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2019 and 2018. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense, gain on sale of intangible assets and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes, gain on sale of intangible assets and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Six months ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$2,052	$9,670
Net cash provided by investing activities	1,957	1,855
Net cash used in financing activities	(6,230)	(12,589)
Net change in cash and cash equivalents	$(2,221)	$(1,064)

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Operating Activities
Operating activities provided $2.1 million and $9.7 million of net cash for the six months ended June 30, 2019 and 2018, respectively. This overall $7.6 million decrease in net cash provided by operating activities for the six months ended June 30, 2019 compared to 2018 was primarily due to a decrease in net income after adjustment for non-cash items of approximately $6.2 million driven by lower revenues resulting primarily from the decrease in our average AUM. The reduction was also due to a decrease of approximately $1.4 million in operating assets and liabilities.
Investing Activities
Investing activities provided $2.0 million and $1.9 million of net cash for the six months ended June 30, 2019 and 2018, respectively. This change was driven by an increase in cash from investing activities of $2.3 million due to our funding of and timing of activity within our investment securities, offset by a decrease of $2.4 million in cash received from the sale of intangible assets during the six months ended June 30, 2019 compared to the same period in 2018. During the six months ended June 30, 2019, we received approximately $3.0 million, net, from the purchase and sale of certain securities for cash management purposes. During the six months ended June 30, 2019, we received less than $0.1 million of proceeds from the redemption of certain seeded portfolios. In addition, we received proceeds from the sale of intangible assets of approximately $0.1 million during the six months ended June 30, 2019, compared to $2.5 million in the same period of 2018. Our purchases of property and equipment was approximately $1.1 million during the six months ended June 30, 2019 compared to $1.3 million in the same period of 2018.
Financing Activities
Financing activities used $6.2 million and $12.6 million of net cash for the six months ended June 30, 2019 and 2018, respectively. This overall $6.4 million decrease in net cash used in financing activities was primarily the result of a reduction in distributions to noncontrolling interests of $5.8 million and dividends paid on Class A common stock of $1.8 million driven by lower income after adjustment for non-cash items in 2019 compared to 2018. The decrease in cash used in financing activities was partially offset by an increase of $1.1 million of cash used for the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO of $3.1 million during the six months ended June 30, 2019 compared to $1.9 million in 2018. This increase was due to a higher number of units exchanged in 2019.

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
On April 23, 2019, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend was paid on August 1, 2019 to shareholders of record as of July 15, 2019.
On July 23, 2019, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend is payable on or about November 1, 2019 to shareholders of record as of October 15, 2019.
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

•
contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our shareholders or distributions by Manning & Napier Group to us, including the obligation of Manning & Napier Group to make tax distributions to its unitholders, including us;

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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," we are not required to provide this information.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated May 2, 2019 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2019.

10.2
Form of Redemption Agreement between Manning & Napier Capital Company, LLC and Manning & Napier Group, LLC, dated May 2, 2019 is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2019.

10.3	Purchase Agreement, dated June 28, 2019, by and between Manning & Napier Group, LLC, Manning Partners, LLC and Perspective Partners, LLC

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: August 13, 2019	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial and accounting officer)