Form 10-Q
period 2019-09-30
Manning & Napier, Inc.
filed 2019-11-14
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2019
Class A common stock, $0.01 par value per share	15,594,407

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash and cash equivalents	$88,383	$59,586
Accounts receivable	10,767	11,447
Investment securities	64,658	91,190
Prepaid expenses and other assets	4,918	5,221
Total current assets	168,726	167,444
Property and equipment, net	6,206	5,649
Operating lease right-of-use assets	19,325	—
Net deferred tax assets, non-current	20,367	20,795
Goodwill	4,829	4,829
Other long-term assets	4,046	3,842
Total assets	$223,499	$202,559

Liabilities
Accounts payable	$1,612	$1,845
Accrued expenses and other liabilities	20,242	25,126
Deferred revenue	11,175	9,305
Total current liabilities	33,029	36,276
Operating lease liabilities, non-current	19,321	—
Amounts payable under tax receivable agreement, non-current	17,521	17,349
Other long-term liabilities	592	2,691
Total liabilities	70,463	56,316
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; and 15,610,595 and 15,310,958 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	156	153
Additional paid-in capital	198,429	198,604
Retained deficit	(37,842)	(38,865)
Accumulated other comprehensive loss	(35)	(77)
Total shareholders’ equity	160,708	159,815
Noncontrolling interests	(7,672)	(13,572)
Total shareholders’ equity and noncontrolling interests	153,036	146,243
Total liabilities, shareholders’ equity and noncontrolling interests	$223,499	$202,559
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Management Fees
Separately managed accounts	$21,981	$24,228	$65,194	$74,066
Mutual funds and collective investment trusts	7,015	10,596	22,646	32,606
Distribution and shareholder servicing	2,570	2,974	7,760	9,185
Custodial services	1,763	2,021	5,258	5,838
Other revenue	849	729	2,411	2,197
Total revenue	34,178	40,548	103,269	123,892
Expenses
Compensation and related costs	19,504	23,105	61,113	68,567
Distribution, servicing and custody expenses	2,959	4,518	9,736	13,801
Other operating costs	8,286	8,392	25,232	23,425
Total operating expenses	30,749	36,015	96,081	105,793
Operating income	3,429	4,533	7,188	18,099
Non-operating income (loss)
Interest expense	(13)	(18)	(26)	(48)
Interest and dividend income	782	519	2,428	1,395
Change in liability under tax receivable agreement	(394)	113	(199)	404
Net gains (losses) on investments	40	105	1,162	(165)
Gain on sale of business	2,883	—	2,883	—
Total non-operating income	3,298	719	6,248	1,586
Income before provision for income taxes	6,727	5,252	13,436	19,685
Provision for income taxes	150	274	723	1,244
Net income attributable to controlling and noncontrolling interests	6,577	4,978	12,713	18,441
Less: net income attributable to noncontrolling interests	5,753	4,198	10,914	15,681
Net income attributable to Manning & Napier, Inc.	$824	$780	$1,799	$2,760

Net income per share available to Class A common stock
Basic	$0.05	$0.05	$0.12	$0.18
Diluted	$0.05	$0.05	$0.12	$0.18
Weighted average shares of Class A common stock outstanding
Basic	15,290,595	14,740,541	15,163,205	14,583,570
Diluted	15,600,686	78,096,830	15,466,339	78,134,657
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income attributable to controlling and noncontrolling interests	$6,577	$4,978	$12,713	$18,441
Net unrealized holding gains (losses) on investment securities, net of tax	(9)	55	223	(92)
Reclassification adjustment for net realized gains on investment securities included in net income	(15)	—	(21)	—
Comprehensive income	$6,553	$5,033	$12,915	$18,349
Less: Comprehensive income attributable to noncontrolling interests	5,730	4,243	11,074	15,606
Comprehensive income attributable to Manning & Napier, Inc.	$823	$790	$1,841	$2,743

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended September 30, 2019
Balance—June 30, 2019	15,620,595	$156	$198,304	$(38,372)	$(34)	$(11,324)	$148,730
Net income	—	—	—	824	—	5,753	6,577
Distributions to noncontrolling interests	—	—	—	—	—	(2,624)	(2,624)
Net changes in unrealized investment securities gains or losses	—	—	—	—	(1)	(8)	(9)
Common stock issued under equity compensation plan, net of forfeitures	(10,000)	—	—	—	—	—	—
Equity-based compensation	—	—	125	—	—	531	656
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(294)	—	—	(294)
Balance—September 30, 2019	15,610,595	$156	$198,429	$(37,842)	$(35)	$(7,672)	$153,036

Nine months ended September 30, 2019
Balance—December 31, 2018	15,310,958	$153	$198,604	$(38,865)	$(77)	$(13,572)	$146,243
Net income	—	—	—	1,799	—	10,914	12,713
Distributions to noncontrolling interests	—	—	—	—	—	(5,043)	(5,043)
Net changes in unrealized investment securities gains or losses	—	—	—	—	42	181	223
Common stock issued under equity compensation plan, net of forfeitures	299,637	3	(3)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	(15)	—	—	(63)	(78)
Equity-based compensation	—	—	527	—	—	2,279	2,806
Dividends declared on Class A common stock - $0.06 per share	—	—	—	(852)	—	—	(852)
Cumulative effect of change in accounting principle, net of taxes (Note 8)	—	—	—	76	—	—	76
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(684)	—	—	(2,368)	(3,052)
Balance—September 30, 2019	15,610,595	$156	$198,429	$(37,842)	$(35)	$(7,672)	$153,036

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended September 30, 2018
Balance—June 30, 2018	15,333,041	$153	$198,488	$(38,626)	$(113)	$(17,644)	$142,258
Net income	—	—	—	780	—	4,198	4,978
Distributions to noncontrolling interests	—	—	—	—	—	(2,045)	(2,045)
Net changes in unrealized investment securities gains or losses	—	—	—	—	10	45	55
Equity-based compensation	—	—	85	—	—	378	463
Dividends declared on Class A common stock - $0.08 per share	—	—	—	(1,226)	—	—	(1,226)
Balance—September 30, 2018	15,333,041	$153	$198,573	$(39,072)	$(103)	$(15,068)	$144,483

Nine months ended September 30, 2018
Balance—December 31, 2017	15,039,347	$150	$198,641	$(38,424)	$(86)	$(21,921)	$138,360
Net income	—	—	—	2,760	—	15,681	18,441
Distributions to noncontrolling interests	—	—	—	—	—	(10,226)	(10,226)
Net changes in unrealized investment securities gains or losses	—	—	—	—	(17)	(75)	(92)
Common stock issued under equity compensation plan, net of forfeitures	293,694	3	(3)	—	—	—	—
Equity-based compensation	—	—	382	—	—	1,720	2,102
Dividends declared on Class A common stock - $0.24 per share	—	—	—	(3,674)	—	—	(3,674)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	266	—	1,224	1,490
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(447)	—	—	(1,471)	(1,918)
Balance—September 30, 2018	15,333,041	$153	$198,573	$(39,072)	$(103)	$(15,068)	$144,483
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$12,713	$18,441
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,806	2,102
Depreciation and amortization	1,202	1,333
Change in amounts payable under tax receivable agreement	199	(404)
Gain on sale of intangible assets	(160)	(2,575)
Gain on sale of business	(2,883)	—
Net (gains) losses on investment securities	(1,162)	165
Deferred income taxes	504	954
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	668	2,061
Prepaid expenses and other assets	282	1,203
Long-term assets	1,898	(124)
Accounts payable	(232)	216
Accrued expenses and other liabilities	(6,826)	(9,400)
Deferred revenue	1,870	(308)
Long-term liabilities	(2,162)	(687)
Net cash provided by operating activities	8,717	12,977
Cash flows from investing activities:
Purchase of property and equipment	(1,689)	(1,369)
Sale of investments	9,937	2,533
Purchase of investments	(84,544)	(46,677)
Sale of intangible assets	160	2,575
Proceeds from sale of business, net	2,902	—
Proceeds from maturity of investments	102,523	44,297
Net cash provided by investing activities	29,289	1,359
Cash flows from financing activities:
Distributions to noncontrolling interests	(5,043)	(10,226)
Dividends paid on Class A common stock	(932)	(3,650)
Payment of shares withheld to satisfy withholding requirements	(78)	—
Payment of capital lease obligations	(104)	(98)
Purchase of Class A units of Manning & Napier Group, LLC	(3,052)	(1,918)
Net cash used in financing activities	(9,209)	(15,892)
Net increase (decrease) in cash and cash equivalents	28,797	(1,556)
Cash and cash equivalents:
Beginning of period	59,586	78,262
End of period	$88,383	$76,706
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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of September 30, 2019.

(1)
The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Information Services, LLC, Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").

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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Gain on Sale of Business
On June 28, 2019, the Company, through Manning & Napier Group, entered into an agreement (the "Agreement") to sell all of the equity interests in its wholly-owned subsidiary, Perspective Partners, LLC ("PPI") to Manning Partners, LLC, which is wholly-owned by the Chairman of the Company's Board of Directors (Note 13). The purchase price is based on historical expenses of PPI from September 1, 2018 until the date of closing, and future revenue payments, as applicable.
The sale was completed on August 30, 2019. The Company received cash proceeds of $3.1 million, transferred net assets of $0.2 million and recorded a $2.9 million gain on the sale, which is included as "Gain on sale of business" on its consolidated statements of operations. The Company did not recognize an asset for the contingent consideration as of the closing date. Other than the cash proceeds received, the transaction did not have a material impact to its consolidated statements of financial condition. The sale did not represent a major strategic shift in the Company's business and did not qualify for discontinued operations reporting.
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of September 30, 2019, Manning & Napier holds an economic interest of approximately 18.9% in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment or as trading securities, as applicable. As of September 30, 2019 and December 31, 2018, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $4.0 million as of September 30, 2019 and $3.6 million as of December 31, 2018. As of September 30, 2019 and December 31, 2018, the Company did not have a controlling financial interest in any mutual fund.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Custodial services: Custodial service fees are calculated as a percentage of the client’s market value with additional fees charged for certain transactions. For the safeguarding and administrative services that are subject to a percentage of market value fee, the Company's performance obligation is a series of services that form part of a single performance obligation satisfied over time. Revenue for transactions assigned a stand-alone selling price is recognized in the period in which the transaction is executed. Custodial service fees are billed monthly in arrears. The Company has agreements with third parties who provide safeguarding, recordkeeping and administrative services for their clients. The Company controls the services provided and acts as a principal in the relationship. Therefore, custodial service revenue is recorded gross of fees paid to third parties.
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
Investment securities classified as trading consist of equity securities, fixed income securities, and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on trading securities are recorded in net gains (losses) on investments in the consolidated statements of operations. At September 30, 2019, trading securities consist of investments held by the Company to provide initial cash seeding for product development purposes and investments to hedge economic exposure to market movements on its deferred compensation plan.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $11.2 million and $11.3 million as of September 30, 2019 and December 31, 2018, respectively.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Revenue
Disaggregated Revenue
The following tables represent the Company’s separately managed account and mutual fund and collective investment trust investment management revenue by investment portfolio during the three and nine months ended September 30, 2019 and September 30, 2018:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$16,663	$4,200	$20,863	$17,864	$6,485	$24,349
Equity	4,742	2,805	7,547	5,736	3,988	9,724
Fixed Income	576	10	586	628	123	751
Total	$21,981	$7,015	$28,996	$24,228	$10,596	$34,824

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$49,304	$13,678	$62,982	$54,183	$19,635	$73,818
Equity	14,121	8,857	22,978	17,923	12,699	30,622
Fixed Income	1,769	111	1,880	1,960	272	2,232
Total	$65,194	$22,646	$87,840	$74,066	$32,606	$106,672

Accounts Receivable
Accounts receivable as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accounts receivable - third parties	$6,553	$5,342
Accounts receivable - affiliated mutual funds and collective investment trusts	4,214	6,105
Total accounts receivable	$10,767	$11,447
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three and nine months ended September 30, 2019 or 2018.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $9.8 million and $31.1 million for the three and nine months ended September 30, 2019, respectively, and approximately $13.8 million and $42.6 million for the three and nine months ended September 30, 2018, respectively, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statements of financial condition as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Affiliated mutual funds	$2,963	$4,802
Affiliated collective investment trusts	1,251	1,303
Accounts receivable - affiliated mutual funds and collective investment trusts	$4,214	$6,105

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the nine months ended September 30, 2019, revenue was increased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.3 million and $0.2 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition as of September 30, 2019 and December 31, 2018, respectively.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the nine months ended September 30, 2019 that was included in deferred revenue at the beginning of the period was approximately $8.8 million.
Costs to obtain a contract: Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized straight-line over an estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. The total net asset as of both September 30, 2019 and December 31, 2018 was approximately $1.1 million. The related amortization expense, which is included in compensation and related costs, totaled approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2019 ,and approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively. An impairment loss is recorded for contract acquisition costs related to client contracts that cancel during the period. These impairment losses totaled less than $0.1 million for both the three and nine months ended September 30, 2019 and also for the three months ended September 30, 2018. For the nine months ended September 30, 2018, these impairment losses totaled approximately $0.1 million.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Income before provision for income taxes	$6,727	$5,252	$13,436	$19,685
Less: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(388)	97	(207)	356
Income before provision for income taxes, as adjusted	7,115	5,155	13,643	19,329
Controlling interest percentage (2)	18.9%	18.2%	18.8%	18.2%
Net income attributable to controlling interest	1,341	941	2,562	3,514
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(388)	97	(207)	356
Income before income taxes attributable to Manning & Napier, Inc.	953	1,038	2,355	3,870
Less: provision for income taxes of Manning & Napier, Inc.(3)	129	258	556	1,110
Net income attributable to Manning & Napier, Inc.	$824	$780	$1,799	$2,760
________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes was $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, a total of 62,034,200 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
During the nine months ended September 30, 2019, M&N Group Holdings and MNCC exchanged a total of 1,315,521 Class A units of Manning & Napier Group for approximately $3.1 million in cash. Subsequent to the exchange the Class A units were retired, resulting in an increase in Manning & Napier's ownership in Manning & Napier Group. In addition, during the nine months ended September 30, 2019, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group, net of forfeitures of unvested restricted stock awards.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the nine months ended September 30, 2019:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2018	14,126,736	63,349,721	77,476,457	18.2%
Class A Units issued	351,532	—	351,532	0.4%
Class A Units exchanged	—	(1,315,521)	(1,315,521)	0.3%
As of September 30, 2019	14,478,268	62,034,200	76,512,468	18.9%
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
At September 30, 2019 and December 31, 2018, the Company had recorded a liability of $18.2 million and $18.0 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, $0.7 million were included in accrued expenses and other liabilities at both September 30, 2019 and December 31, 2018. The Company made no payments pursuant to the TRA during the nine months ended September 30, 2019 and approximately $2.5 million during the nine months ended September 30, 2018.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$26,958	$160	$—	$27,118
Fixed income securities	24,918	24	—	24,942
Short-term investments	3,032	—	—	3,032
				55,092
Trading securities
Equity securities				5,533
Mutual funds				4,033
				9,566
Total investment securities				$64,658

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$21,613	$36	$—	$21,649
Fixed income securities	15,488	—	(75)	15,413
Short-term investments	45,879	—	—	45,879
				82,941
Trading securities
Equity securities				4,683
Mutual funds				3,566
				8,249
Total investment securities				$91,190
Investment securities are classified as either trading or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as trading consist of equity securities, fixed income securities and investments in mutual funds for which the Company provides advisory services. At September 30, 2019 and December 31, 2018, trading securities consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $1.1 million of net unrealized gains and $0.2 million of net unrealized losses related to investments classified as trading during the nine months ended September 30, 2019 and 2018, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of September 30, 2019 and December 31, 2018, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the nine months ended September 30, 2019 and 2018.
Note 6—Fair Value Measurements
Fair value is defined as the price that the Company would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market of the investment. A fair value hierarchy is applied that gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the hierarchy of inputs used to derive the fair value of the Company’s assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,533	$—	$—	$5,533
Fixed income securities	—	24,942	—	24,942
Mutual funds	4,033	—	—	4,033
U.S. Treasury notes	—	27,118	—	27,118
Short-term investments	—	3,032	—	3,032
Total assets at fair value	$9,566	$55,092	$—	$64,658

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$4,683	$—	$—	$4,683
Fixed income securities	—	15,413	—	15,413
Mutual funds	3,566	—	—	3,566
U.S. Treasury notes	—	21,649	—	21,649
Short-term investments	43,914	1,965	—	45,879
Total assets at fair value	$52,163	$39,027	$—	$91,190

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

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
Contingent consideration was a component of the purchase price of Rainier in 2016 of additional cash payments of up to $32.5 million over the period ending December 31, 2019, contingent upon Rainier's achievement of certain financial targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization over the contingency period. There were no changes in contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the nine months ended September 30, 2019.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued bonus and sales commissions	$9,304	$16,121
Accrued payroll and benefits	3,663	4,087
Accrued sub-transfer agent fees	531	1,451
Dividends payable	312	306
Amounts payable under tax receivable agreement	701	674
Short-term operating lease liabilities	2,460	—
Other accruals and liabilities	3,271	2,487
Total accrued expenses and other liabilities	$20,242	$25,126
During the year ended December 31, 2018, the Company commenced a voluntary employee retirement offering (the "offering"), available to employees meeting certain age and length-of-service requirements as well as business function criteria. Employees that elected to participate in the offering, subject to approval by the Company, received enhanced separation benefits. These employees are required to render service until their agreed upon termination date in order to receive benefits under the offering. As such, the liability is recognized ratably over the applicable service period, which may vary from person to person.
Total employee severance costs under the offering are approximately $2.6 million, of which approximately $2.2 million was recognized during the year ended December 31, 2018. During the nine months ended September 30, 2019, the Company recognized severance costs of approximately $0.2 million under the offering and approximately $1.4 million as a result of involuntary workforce reductions. Employee severance costs recognized are included in compensation and related costs in the consolidated statements of operations.
The following table summarizes the changes in accrued employee severance costs recognized by the Company during the nine months ended September 30, 2019, as included in accrued expenses and other liabilities in the consolidated statements of financial condition:

Nine months ended September 30, 2019
(in thousands)
Accrued employee severance costs as of December 31, 2018	$1,642
Employee severance costs recognized	1,681
Payment of employee severance costs	(2,579)
Accrued employee severance costs as of September 30, 2019	$744
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
On adoption, the Company recognized lease liabilities of approximately $23.2 million and right-of-use assets for approximately $20.6 million, based on the present value of the remaining minimum rental payments under Topic 840 for operating leases that existed as of the date of adoption. In addition, the Company wrote-down approximately $2.6 million of

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

unamortized deferred lease costs and tenant incentives previously recorded as deferred rent liability in the consolidated statements of financial condition as of December 31, 2018. The Company recognized an increase to opening shareholders' equity and noncontrolling interest of approximately $0.1 million, as of January 1, 2019, related to the deferred tax impacts of adopting Topic 842.
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
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $3.9 million over the remaining term of such leases. The lease terms for the three subleased operating leases end in 2021, 2027 and 2028.
The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$34	$93
Interest on lease liabilities	4	9
Operating lease expense	904	2,762
Short-term lease expense	3	10
Variable lease expense	139	250
Sublease income	(224)	(521)
Total lease expense	$860	$2,603

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2019 were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3	$8
Finance cash flows from finance leases	$34	$96
Operating cash flows from operating leases	$1,132	$3,085

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$—	$175
Operating leases	$(104)	$761
Supplemental balance sheet information related to leases as of September 30, 2019 was as follows:

(in thousands, except lease term and discount rate)	September 30, 2019
Finance Leases
Finance lease right-of-use assets (1)	$235

Accrued expenses and other liabilities	$110
Other long-term liabilities	137
Total finance lease liabilities	$247

Operating Leases
Operating lease right-of-use assets	$19,325

Accrued expenses and other liabilities	$2,460
Operating lease liabilities, non-current	19,321
Total operating lease liabilities	$21,781

Weighted average remaining lease term
Finance leases	2.88 years
Operating leases	7.68 years
Weighted average discount rate
Finance leases	4.53%
Operating leases	5.15%
_______________________

(1)	Amounts included in other long-term assets within the consolidated statements of financial condition.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of lease liabilities were as follows:

Twelve month period ending September 30,	Finance Leases	Operating Leases
	(in thousands)
2020	$119	$3,514
2021	63	3,722
2022	48	3,481
2023	27	3,185
2024	7	3,118
Thereafter	—	9,408
Total lease payments	264	26,428
Less imputed interest	(17)	(4,647)
Total lease liabilities	$247	$21,781
As of December 31, 2018, minimum rent payments relating to the office leases for each of the following five years and thereafter were as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2019	$3,748
2020	3,780
2021	3,712
2022	3,668
2023	3,369
Thereafter	13,397
Total undiscounted lease payments	$31,674
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. Additionally, the Company could be subject to non-routine reviews and inspections by the National Futures Association and U.S. Commodity Futures Trading Commission in regards to the Company’s de minimis exposure to commodity interest investments in the mutual funds and collective investment trust vehicles it operates. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of September 30, 2019 and December 31, 2018, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three and nine months ended September 30, 2019 and 2018 under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$6,577	$4,978	$12,713	$18,441
Less: net income attributable to noncontrolling interests	5,753	4,198	10,914	15,681
Net income attributable to Manning & Napier, Inc.	$824	$780	$1,799	$2,760
Less: allocation to participating securities	—	47	(42)	142
Net income available to Class A common stock	$824	$733	$1,841	$2,618

Weighted average shares of Class A common stock outstanding - basic	15,290,595	14,740,541	15,163,205	14,583,570
Dilutive effect of unvested equity awards	310,091	6,568	303,134	13,973
Dilutive effect of exchangeable Class A Units	—	63,349,721	—	63,537,114
Weighted average shares of Class A common stock outstanding - diluted	15,600,686	78,096,830	15,466,339	78,134,657
Net income available to Class A common stock per share - basic	$0.05	$0.05	$0.12	$0.18
Net income available to Class A common stock per share - diluted	$0.05	$0.05	$0.12	$0.18
For the three and nine months ended September 30, 2019, 3,000,000 unvested performance-based stock options were excluded from the calculation of diluted EPS because the associated market condition had not yet been achieved.
For the three and nine months ended September 30, 2019, 951,060 and 1,201,060, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2018, 592,500 and 661,250, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
At September 30, 2019 there were 62,034,200 Class A Units of Manning & Napier Group outstanding which, subject to certain restrictions, may be exchangeable for up to an equivalent number of shares of the Company's Class A common stock. These units were not included in the calculation of diluted earnings per common share for the three and nine-months ended September 30, 2019 because the effect would have been anti-dilutive.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the nine months ended September 30, 2019:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2019	1,602,337	$5.31
Granted	770,571	$2.38
Vested	(566,115)	$5.58
Forfeited	(137,321)	$5.50
Outstanding at September 30, 2019	1,669,472	$3.85
The weighted average fair value of stock awards granted during the nine months ended September 30, 2019 was $2.38, based on the closing sale price of the Company's Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.
For the three and nine months ended September 30, 2019, the Company recorded approximately $0.5 million and $2.4 million, respectively, of compensation expense related to stock awards under the Equity Plan. For the three and nine months ended September 30, 2018, the Company recorded approximately $0.5 million and $2.1 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during the nine months ended September 30, 2019 and 2018 was approximately $1.3 million and $1.7 million, respectively. As of September 30, 2019, there was unrecognized compensation expense of approximately $3.8 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 1.8 years.
In connection with the vesting of restricted stock units during the nine-months ended September 30, 2019, the Company withheld a total of 38,978 shares of Class A common stock to satisfy approximately $0.1 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
A summary of activity under the Equity Plan related to stock option awards during the nine months ended September 30, 2019 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	—	$—
Granted	3,500,000	$2.01
Vested	—	$—
Forfeited	—	$—
Outstanding at September 30, 2019	3,500,000	$2.01	4.2	$—
Exercisable at September 30, 2019	—	$—
For the three and nine months ended September 30, 2019, the Company recorded approximately $0.2 million and $0.4 million, respectively, of compensation expense related to stock options under the Equity Plan. As of September 30, 2019, there was unrecognized compensation expense of approximately $1.1 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 1.2 years.
During the nine months ended September 30, 2019, the Company granted a total of 3,500,000 stock option awards under the Equity Plan, 3,000,000 of which are subject to the achievement of specified performance criteria ("performance options"). The performance options vest in installments, only if the closing price per share of the Company's Class A common stock as reported on the New York Stock Exchange exceeds a certain threshold for 20 consecutive days ("target price") prior to a specified date ("target date"). Target prices range from $3.25 to $7.75. Target dates by which each target price must be achieved range from three to seven years from the grant date. These performance options are considered to have a market condition, the effect of which is reflected in the grant date fair value of the award. As such, as long as the requisite service is rendered for these awards, compensation expense will be recognized regardless of whether the market condition is achieved. The fair value of these performance options was estimated using a Monte Carlo simulation model and the weighted average grant date fair value for the performance options granted was $0.38.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

For stock option awards with service conditions only ("service-based options"), the Company determines the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value of service-based options granted during the nine months ended September 30, 2019 was $0.62, using the following assumptions:

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
The Company’s income tax provision and effective tax rate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Income before provision for income taxes	$6,727	$5,252	$13,436	$19,685
Effective tax rate	2.2%	5.2%	5.4%	6.3%
Provision for income taxes	150	274	723	1,244
Provision for income taxes at statutory rate	1,413	1,103	2,822	4,134
Difference between tax at effective vs. statutory rate	$(1,263)	$(829)	$(2,099)	$(2,890)
For both the three and nine months ended September 30, 2019 and 2018, the difference between the Company’s recorded provision and the provision that would result from applying the U.S. statutory rate of 21% is primarily attributable to the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.
Note 13—Related Party Transactions
Sale of Subsidiary
On August 30, 2019, the Company sold the equity interests in PPI to Manning Partners, LLC, which is wholly-owned by the Chairman of the Company’s Board of Directors (Note 2). Subsequent to the close, PPI and the Company have entered into a sublease agreement under which PPI leases office space within the Company's headquarters for annual rent of approximately $0.1 million over the term of the sublease, which expires on January 31, 2028.
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers and directors and/or their affiliated entities. Pursuant to the respective investment management agreements, in some instances the Company may waive or reduce its regular advisory fees for these accounts. The aggregate value of the fees earned and the value of fees waived was less than $0.1 million for each of the nine months ended September 30, 2019 and 2018.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $9.8 million and $31.1 million for the three and nine months ended September 30, 2019, respectively, and approximately $13.8 million and $42.6 million for the three and nine months ended September 30, 2018, respectively. Fees earned for administrative services provided were approximately $0.6 million and $1.6 million for the three and nine months

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

ended September 30, 2019, respectively, and approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts were approximately $1.9 million and $5.1 million for the three and nine months ended September 30, 2019, respectively, and approximately $1.1 million and $3.5 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 the Company had recorded a receivable of approximately $0.2 million for expenses paid on behalf of an affiliated mutual fund. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.
Note 14—Subsequent Events
Distributions and dividends
On October 22, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.02 per share to the holders of Class A common stock. The dividend is payable on or about February 3, 2020 to shareholders of record as of January 15, 2020.

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
Market Developments
Global equity performance was mixed during the third quarter as economic and geopolitical uncertainty weighed on investor willingness to take on risk. US equities led the way with positive returns whereas international equities fell modestly for the quarter. Both domestic and foreign equities remain up significantly year-to-date.
Within equities, developed market equities experienced slight declines while emerging markets more significantly underperformed. Continued dollar strength and falling commodity prices remain a challenge for emerging market economies. Internationally, growth stocks materially outperformed value stocks, extending their post-financial crisis relative performance edge. In the US, the two styles performed similarly, although growth stocks maintain a heavy advantage over a longer term view.
US fixed income markets extended their strong year-to-date performance in the third quarter as falling interest rates generated positive return for existing bondholders. Over the long-term, however, falling interest rates create a challenging environment for fixed income investors. Credit spreads remained tight as of the end of the quarter, aiding performance to both investment grade and high yield corporate bonds.
Despite the strong year-to-date performance of both equity and fixed income, our outlook for global financial markets is cautious. We believe the US economy is showing clear signs of entering the later stages of the economic cycle and remains large enough to have significant negative spillover effects on the broader global economy.
Our mixed outlook is complicated by additional endogenous risk factors including the trade war and other geopolitical uncertainties. For these reasons, we prefer to maintain a fairly defensive positioning in client portfolios and continue to believe an active, selective investment strategy is the best approach to navigating uncertain financial markets.
Other Business Updates
On June 28, 2019, the Company entered into an agreement (the "Agreement") to sell its wholly-owned subsidiary Perspective Partners, LLC (“PPI”), an employee benefits software and service provider to plan sponsors, administrators and participants to Manning Partners, LLC, an entity owned by William Manning, the Chairman of the Company's Board of Directors. The sale closed on August 30, 2019. The Company received cash proceeds of approximately $3.1 million and recorded a $2.9 million gain on the sale, which is included in non-operating income (loss) on its Consolidated Statement of Operations included in Item 1 of Part I of this Quarterly Report on Form 10-Q. During the three and nine month periods ended September 30, 2019, the expenses related to PPI were approximately $0.4 million and $2.0 million, respectively. With the exception of the cash proceeds received, the sale did not have a material impact on our Consolidated Statement of Financial Condition. PPI and the Company have entered into a sublease agreement under which PPI leases office space within the

Company's headquarters for annual rent of approximately $0.1 million over the term of the sublease, which expires on January 31, 2028.
Our Solutions
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts and to mutual funds and collective investment trusts—including those offered by Manning & Napier Advisors, LLC ("MNA"), the Manning & Napier Fund, Inc., Exeter Trust Company, and Rainier Investment Management, LLC ("Rainier").
Our separate accounts are primarily distributed through our wealth management sales channel, where our financial consultants form relationships with high-net-worth individuals, endowments, foundations, and retirement plans. To a lesser extent, we also obtain a portion of our separate account distribution via third parties, either through our intermediary sales channel where national brokerage firm representatives or independent financial advisors select our separate account strategies for their clients, or through our platform/sub-advisor relationships, where unaffiliated registered investment advisors approve our strategies for their product platforms. Our separate account strategies are a primary driver of our blended asset portfolios for high-net-worth, middle market institutional clients and financial intermediaries. In contrast, larger institutions and unaffiliated registered investment advisor platforms are a driver of our separate account equity portfolios.
Our mutual funds and collective investment trusts are distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also distribute our mutual fund and collective investment trusts through our institutional representatives, particularly within the defined contribution, Taft-Hartley, and institutional marketplace. Our mutual fund and collective investment trust strategies are an important driver of both our blended asset class and single asset class portfolios.
Our AUM was $20.5 billion as of September 30, 2019. The composition of our AUM by vehicle and portfolio is illustrated in the table below:

	September 30, 2019
AUM - by investment vehicle and portfolio	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$9,337.9	$4,175.7	$949.0	$14,462.6
Mutual funds and collective investment trusts	4,049.6	1,856.5	104.5	6,010.6
Total	$13,387.5	$6,032.2	$1,053.5	$20,473.2
Subsequent to September 30, 2019, the Company received notice of a separately managed account cancellation with AUM of approximately $1.0 billion in our equity portfolio and annualized revenue of approximately $3.3 million. Cash outflows from this relationship will occur during the fourth quarter of 2019.

Assets Under Management
During 2019, we changed our distribution strategy following a business review to better capitalize on our strengths. As part of this change, we have adjusted our sales efforts to more distinctly separate the clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary efforts that are largely concentrated on distributing our investment strategies through intermediaries, including third party advisors, platforms and consultants, as well as to larger institutions and Taft Hartley clients. The table below reflects the estimated composition of our assets under management as of September 30, 2019, by sales channel and investment portfolio:

	September 30, 2019
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$6,619.3	$1,470.3	$285.3	$8,374.9
Institutional and Intermediary	6,768.2	4,561.9	768.2	12,098.3
Total	$13,387.5	$6,032.2	$1,053.5	$20,473.2
Percentage of AUM
Wealth Management	32%	8%	1%	41%
Institutional and Intermediary	33%	22%	4%	59%
Total	65%	30%	5%	100%
Percentage of portfolio by channel
Wealth Management	49%	24%	27%	41%
Institutional and Intermediary	51%	76%	73%	59%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	79%	18%	3%	100%
Institutional and Intermediary	56%	38%	6%	100%
Our wealth management channel represented 41% of our total AUM as of September 30, 2019. Blended portfolios are the most significant portion of wealth management assets, representing 79% of wealth management AUM. Equity and fixed income portfolios represent 18% and 3%, respectively, of wealth management AUM.
Our institutional and intermediary channel represented 59% of our total AUM as of September 30, 2019. Blended portfolios are also the largest portion of institutional and intermediary assets at 56% of AUM, followed by equity and fixed income portfolios at 38% and 6%, respectively.
As of September 30, 2019, blended portfolios account for 65% of our total AUM at $13.4 billion, a 3% decrease from June 30, 2019, when blended assets were $13.8 billion. Blended portfolio AUM is similar across both distribution channels, with 49% in wealth management and 51% in institutional and intermediary. Equity portfolios account for 29% of our total AUM, at $6.0 billion, a 4% decrease from the second quarter when equity portfolios were at $6.3 billion. Of equity portfolio AUM, 76% is in the institutional and intermediary channel, and 24% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.1 billion, a 4% decrease from June 30, 2019, when fixed income assets were $1.1 billion. Consistent with equity portfolio AUM, the majority of fixed income assets come through the institutional and intermediary channel at 73%, and 27% of fixed income AUM is in the wealth management channel.
Our separate accounts contributed 49% of our total gross client inflows for the nine months ended September 30, 2019 and represented 71% of our total AUM as of September 30, 2019.
Our separate account business has historically been driven primarily by our wealth management channel, where financial consultants form a relationship with high-net-worth investors, endowments, foundations, and retirement plans. The wealth management sales channel contributed 48% of the total gross client inflows for our separate account business for the nine months ended September 30, 2019 and represented 48% of our total separate account AUM as of September 30, 2019. We anticipate this channel to continue to be the largest driver of new separate account business going forward, given their high-net-worth and advisory client-type focus.

During the nine months ended September 30, 2019, blended asset portfolios represented 80% of the separate account gross client inflows from the wealth management sales channel, while equity and fixed income portfolios represented 13% and 7%, respectively. As of September 30, 2019, blended asset and equity portfolios represented 80% and 16%, respectively, of total wealth management sales channel AUM, while our fixed income portfolios were 4%. We expect our focus on individuals, endowments, foundations, and retirement plans to continue to drive interest in our separately managed account investment strategies.
We also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the nine months ended September 30, 2019, 52% of the total gross client inflows for separate accounts came from financial advisor representatives and registered investment advisor platforms. The institutional and intermediary sales channel collectively represented 52% of our separate account AUM as of September 30, 2019.
New separate account business through the institutional and intermediary sales channel flowed into both our blended asset and equity portfolios. During the nine months ended September 30, 2019, blended asset and equity portfolios represented 43% and 47%, respectively, of the separate account gross client inflows from the institutional and intermediary sales channel. As of September 30, 2019, 51% of our total AUM derived from institutions and intermediaries was allocated to blended asset portfolios, with 40% allocated to equity and 9% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from intermediaries over time as more advisors structure a multi-strategy portfolio for their clients.
Our annualized separate account retention rate across all channels was 91% during the nine months ended September 30, 2019, an increase from our historical retention rate, which was 90% for the rolling twelve months ended September 30, 2019.
Our mutual funds and collective investment trusts contributed 51% of our total gross client inflows for the nine months ended September 30, 2019 and represented 29% of our total AUM as of September 30, 2019. As of September 30, 2019, our mutual fund and collective investment trust AUM consisted of 67% from blended asset portfolios, 31% from equity portfolios and 2% from fixed income portfolios, compared to 67%, 32% and 1% for blended asset, equity and fixed income portfolios as of September 30, 2018. During the nine months ended September 30, 2019, 56%, 39% and 5% of mutual fund and collective gross client inflows were attributable to blended assets, equity and fixed income portfolios, respectively.
Our mutual fund and collective investment trust business is driven by both financial intermediaries, as well as through our wealth management channel. Through our intermediary channel, we are focused on promoting our single-asset class and specialized strategies to our wealth and retirement plan advisors, who wish to use our strategies as a component of a larger portfolio. Additionally, our blended asset portfolios are used by advisors seeking a multi-asset class solution for their retail clients.
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
Through the institutional and intermediary channel, our representatives promote our portfolios to large institutional clients with which we have direct relationships, as well as consultants. Additionally, we have relationships with middle market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. In the wealth management channel, we may see additional interest in our mutual funds and collective investment trust strategies through both blended and single-asset class portfolios based on the needs of the clients.
Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018.
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

Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our investment vehicles for the three and nine months ended September 30, 2019 and 2018:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of June 30, 2019	$14,814.1	$6,436.7	$21,250.8	70%	30%	100%
Gross client inflows (1)	295.4	308.3	603.7
Gross client outflows (1)	(853.2)	(783.8)	(1,637.0)
Market appreciation/(depreciation) & other (2)	206.3	49.4	255.7
As of September 30, 2019	$14,462.6	$6,010.6	$20,473.2	71%	29%	100%
Average AUM for period	$14,658.3	$6,218.4	$20,876.7

As of June 30, 2018	$15,605.9	$7,231.8	$22,837.7	68%	32%	100%
Gross client inflows (1)	390.4	686.8	1,077.2
Gross client outflows (1)	(633.7)	(688.2)	(1,321.9)
Market appreciation/(depreciation) & other (2)	369.9	109.0	478.9
As of September 30, 2018	$15,732.5	$7,339.4	$23,071.9	68%	32%	100%
Average AUM for period	$15,728.0	$7,222.8	$22,950.8

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
		(in millions)
As of December 31, 2018	$13,792.1	$6,371.5	$20,163.6	68%	32%	100%
Gross client inflows (1)	912.7	962.1	1,874.8
Gross client outflows (1)	(2,131.3)	(2,201.4)	(4,332.7)
Market appreciation/(depreciation) & other (2)	1,889.1	878.4	2,767.5
As of September 30, 2019	$14,462.6	$6,010.6	$20,473.2	71%	29%	100%
Average AUM for period	$14,503.6	$6,313.3	$20,816.9

As of December 31, 2017	$16,856.6	$8,256.6	$25,113.2	67%	33%	100%
Gross client inflows (1)	1,140.1	1,517.8	2,657.9
Gross client outflows (1)	(2,859.2)	(2,373.7)	(5,232.9)
Acquired/(disposed) assets	—	(251.6)	(251.6)
Market appreciation/(depreciation) & other (2)	595.0	190.3	785.3
As of September 30, 2018	$15,732.5	$7,339.4	$23,071.9	68%	32%	100%
Average AUM for period	$15,992.1	$7,502.4	$23,494.5
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table reflects the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2019 and 2018:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2019	$13,844.3	$6,309.5	$1,097.0	$21,250.8	65%	30%	5%	100%
Gross client inflows (1)	433.8	107.1	62.8	603.7
Gross client outflows (1)	(1,116.7)	(396.4)	(123.9)	(1,637.0)
Market appreciation/(depreciation) & other (2)	226.1	12.0	17.6	255.7
As of September 30, 2019	$13,387.5	$6,032.2	$1,053.5	$20,473.2	65%	30%	5%	100%
Average AUM for period	$13,619.9	$6,177.2	$1,079.6	$20,876.7

As of June 30, 2018	$14,977.9	$6,671.4	$1,188.4	$22,837.7	66%	29%	5%	100%
Gross client inflows (1)	459.3	573.5	44.4	1,077.2
Gross client outflows (1)	(765.7)	(506.8)	(49.4)	(1,321.9)
Market appreciation/(depreciation) & other (2)	272.3	205.5	1.1	478.9
As of September 30, 2018	$14,943.8	$6,943.6	$1,184.5	$23,071.9	65%	30%	5%	100%
Average AUM for period	$14,982.1	$6,788.5	$1,180.2	$22,950.8

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2018	$13,532.2	$5,501.9	$1,129.5	$20,163.6	67%	27%	6%	100%
Gross client inflows (1)	1,062.9	648.1	163.8	1,874.8
Gross client outflows (1)	(2,928.3)	(1,087.3)	(317.1)	(4,332.7)
Market appreciation/(depreciation) & other (2)	1,720.7	969.5	77.3	2,767.5
As of September 30, 2019	$13,387.5	$6,032.2	$1,053.5	$20,473.2	65%	30%	5%	100%
Average AUM for period	$13,640.1	$6,077.6	$1,099.2	$20,816.9

As of December 31, 2017	$15,666.6	$8,120.6	$1,326.0	$25,113.2	63%	32%	5%	100%
Gross client inflows (1)	1,351.1	1,160.2	146.6	2,657.9
Gross client outflows (1)	(2,586.7)	(2,350.0)	(296.2)	(5,232.9)
Acquired/(disposed) assets	—	(251.6)	—	(251.6)
Market appreciation/(depreciation) & other (2)	512.8	264.4	8.1	785.3
As of September 30, 2018	$14,943.8	$6,943.6	$1,184.5	$23,071.9	65%	30%	5%	100%
Average AUM for period	$15,144.4	$7,122.6	$1,227.5	$23,494.5
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. We recognize, however that some key strategies have mixed track records over the past several years. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 75% of our AUM as of September 30, 2019.

Key Strategies	AUM as of September 30, 2019 (in millions)	Inception Date	Annualized Returns as of September 30, 2019 (2)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,561.0	1/1/1973	6.1%	6.8%	5.0%	7.4%	9.4%
Blended Index (3)			6.0%	7.6%	6.3%	7.8%	8.8%
Core Non-U.S. Equity	$1,973.7	10/1/1996	(1.3)%	4.5%	2.1%	3.4%	7.0%
Benchmark: ACWIxUS Index			(1.2)%	6.3%	2.9%	4.5%	4.9%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,507.1	1/1/1973	6.3%	5.6%	4.1%	6.1%	8.7%
Blended Index (4)			7.3%	6.4%	5.6%	6.8%	8.4%
Equity-Oriented (70%-100% Equity Exposure)	$1,395.7	1/1/1993	4.8%	10.2%	6.9%	9.2%	9.9%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg Barclays U.S. Aggregate Bond			3.4%	10.1%	8.0%	10.1%	8.5%
Equity-Focused Blend (50%-90% Equity Exposure)	$983.1	4/1/2000	6.1%	7.9%	5.7%	8.1%	7.0%
Blended Benchmark: 53% Russell 3000 / 20% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			4.8%	8.9%	7.2%	9.0%	5.5%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$550.1	1/1/1995	4.1%	12.1%	7.9%	10.6%	11.1%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			2.1%	11.6%	8.9%	11.4%	9.0%
Core U.S. Equity	$443.9	7/1/2000	5.8%	13.9%	9.7%	11.5%	8.1%
Benchmark: Russell 3000			2.9%	12.8%	10.4%	13.1%	6.1%
Conservative Growth (5%-35% Equity Exposure)	$462.1	4/1/1992	6.3%	3.9%	3.0%	4.4%	5.9%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			7.1%	4.2%	4.0%	4.8%	6.1%
Aggregate Fixed Income	$165.6	1/1/1984	9.8%	2.9%	3.1%	3.6%	7.1%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			10.3%	2.9%	3.4%	3.8%	7.1%
Rainier International Small Cap	$772.1	3/28/2012	(7.7)%	6.2%	10.3%	N/A (1)	10.6%
Benchmark: MSCI ACWIxUS Small Cap Index			(5.6)%	4.6%	6.2%	N/A (1)	5.6%
Disciplined Value	$477.8	11/1/2003	2.7%	11.2%	9.0%	11.4%	10.6%
Benchmark: Russell 1000 Value			4.0%	9.4%	7.8%	11.5%	8.2%
__________________________

(1)	Performance not available given the product's inception date.

(2)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(3)
Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988-12/31/2018. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg Barclays U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russell 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg Barclays U.S. Aggregate Bond Index ("BAB").

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

We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $6.0 billion, or 29%, of our AUM as of September 30, 2019. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $14.5 billion, or 71%, of our AUM as of September 30, 2019, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended September 30, 2019 approximately 99% of our revenue was earned from clients located in the United States.
We earn distribution and servicing fees for providing services to our affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM.
We earn custodial service fees for administrative and safeguarding services performed by Exeter Trust Company. Fees are calculated as a percentage of the client's market value with additional fees for certain transactions.
During the first quarter of 2019, we completed the effort to restructure fees for many of our mutual fund and collective trust vehicles. The impacts on our overall revenue margins and operating expenses are described below in the discussion of results for the three and nine months ended September 30, 2019.
Operating Expenses
Our largest operating expenses are employee compensation and related costs, and to a lesser degree, distribution, servicing and custody expenses, discussed further below, with a significant portion of these expenses varying in a direct relationship to our absolute and relative investment management performance, as well as AUM and revenues. We review our operating expenses in relation to the investment market environment and changes in our revenues. However, we are generally willing to make expenditures as necessary, even when faced with declining rates of growth in revenues, in order to support our investment products, our client service levels, strategic initiatives and our long-term value.

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

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expenses represent amounts paid to various intermediaries for distribution, shareholder servicing, administrative servicing and custodial services. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries. During the first quarter of 2019, we completed the effort, begun in 2017, of restructuring fees across our mutual funds. The financial impacts were a reduction in the management fees on existing business, as well as an offsetting reduction in related distribution, servicing and custody expenses. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future.

•
Other operating costs. Other operating costs include accounting, legal and other professional service fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, changes in liability under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A units of Manning & Napier Group, gains (losses) related to investment securities sales as well as changes in values of those investment securities designated as trading, and gain on sale of business.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 18.9% in Manning & Napier Group as of September 30, 2019 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Assets Under Management
The following table reflects changes in our AUM for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,		Period-to-Period
	2019	2018	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$14,814.1	$15,605.9	$(791.8)	(5)%
Gross client inflows (1)	295.4	390.4	(95.0)	(24)%
Gross client outflows (1)	(853.2)	(633.7)	(219.5)	35%
Market appreciation (depreciation) & other (2)	206.3	369.9	(163.6)	(44)%
Ending assets under management	$14,462.6	$15,732.5	$(1,269.9)	(8)%
Average AUM for period	$14,658.3	$15,728.0
Mutual funds and collective investment trusts
Beginning assets under management	$6,436.7	$7,231.8	$(795.1)	(11)%
Gross client inflows (1)	308.3	686.8	(378.5)	(55)%
Gross client outflows (1)	(783.8)	(688.2)	(95.6)	14%
Market appreciation (depreciation) & other (2)	49.4	109.0	(59.6)	(55)%
Ending assets under management	$6,010.6	$7,339.4	$(1,328.8)	(18)%
Average AUM for period	$6,218.4	$7,222.8
Total assets under management
Beginning assets under management	$21,250.8	$22,837.7	$(1,586.9)	(7)%
Gross client inflows (1)	603.7	1,077.2	(473.5)	(44)%
Gross client outflows (1)	(1,637.0)	(1,321.9)	(315.1)	24%
Market appreciation (depreciation) & other (2)	255.7	478.9	(223.2)	(47)%
Ending assets under management	$20,473.2	$23,071.9	$(2,598.7)	(11)%
Average AUM for period	$20,876.7	$22,950.8
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $2.6 billion from $23.1 billion at September 30, 2018 to $20.5 billion at September 30, 2019. The decrease was attributable to net client outflows of $3.5 billion, partially offset by market appreciation of $0.9 billion. Net client outflows consisted of approximately $1.9 billion of net outflows for separate accounts and $1.5 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from September 30, 2018 to September 30, 2019 consisted of a $0.9 billion, or 13% decrease in our equity portfolio, a $1.6 billion, or 10% decrease in our blended asset portfolio, and a decrease of approximately $0.1 billion, or 11% in our fixed income portfolio.
While many of our key strategies achieved recent competitive relative returns, we attribute our net cash outflows during the three months ended September 30, 2019 in part to challenging three and five year annualized returns in many of the strategies included in our blended asset and equity portfolios. We have experienced an increase in the overall rate of outflows with gross outflows of approximately $1.6 billion during the quarter ended September 30, 2019, a 24% increase from the quarter ended September 30, 2018. Gross outflows annualized as a percentage of our AUM, or turnover rate, for the three months ended September 30, 2019 was 31%.
The rate of gross client inflows has slowed to approximately $0.6 billion during the three months ended September 30, 2019, a 44% decrease from the quarter ended September 30, 2018. We believe that difficult long-term performance track records in some of our key strategies, coupled with the changes in our organization and macro trends towards passive investing have all played a role in this trend. We believe that by demonstrating stability in client AUM and in our organization, along with improving long-term track records and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM decrease of approximately $0.8 billion, to $20.5 billion at September 30, 2019 from $21.3 billion at June 30, 2019 was attributable to net client cash outflows of $1.0 billion, partially offset by market appreciation of $0.3 billion. Net client outflows consisted of approximately $0.6 billion for separate accounts while net client outflows in mutual fund and collective investment trust were $0.5 billion. The blended investment gain was 1.4% in separately managed accounts and 0.8% in mutual funds and collective investment trusts. By portfolio in that period, our AUM decreased by $456.8 million in our blended asset portfolio, $277.3 million in our equity portfolio, and $43.5 million in our fixed income portfolio.
As of September 30, 2019, the composition of our AUM was 71% in separate accounts and 29% in mutual funds and collective investment trusts, compared to 68% in separate accounts and 32% in mutual funds and collective investment trusts at September 30, 2018. The composition of our AUM across portfolios at both September 30, 2019 and 2018 was 65% in blended assets, 30% in equity, and 5% in fixed income.
For our separate accounts, gross client inflows of approximately $0.3 billion were offset by $0.9 billion of gross client outflows during the three months ended September 30, 2019. The $0.3 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and less than $0.1 billion into our equity and fixed income portfolios. During the three months ended September 30, 2019, 46% of our separate account gross client inflows were derived from our wealth management sales channel. With regard to gross client outflows, cancellations were approximately $0.5 billion and withdrawals from existing accounts were approximately $0.4 billion. Outflows during the third quarter were 71%, 28% and 1% from blended, equity and fixed income portfolios, respectively. Our separate account clients redeemed assets at a rate of 23% during the quarter, compared to a 21% redemption rate over the trailing twelve months ended September 30, 2019. Our annualized separate account retention rate was 88% for the three months ended September 30, 2019 compared to 90% for the rolling twelve months ended September 30, 2019.
Gross client inflows of $0.3 billion were offset by gross client outflows of $0.8 billion for our mutual fund and collective investment trusts during the three months ended September 30, 2019. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.2 billion, or 74%, of mutual fund and collective trust fund gross client inflows during the three months ended September 30, 2019. With regard to gross client outflows, $0.6 billion, or 81%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and related data for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,		Period-to-Period
	2019	2018	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$21,981	$24,228	$(2,247)	(9)%
Mutual funds and collective investment trusts	7,015	10,596	(3,581)	(34)%
Distribution and shareholder servicing	2,570	2,974	(404)	(14)%
Custodial services	1,763	2,021	(258)	(13)%
Other revenue	849	729	120	16%
Total revenue	34,178	40,548	(6,370)	(16)%
Expenses
Compensation and related costs	19,504	23,105	(3,601)	(16)%
Distribution, servicing and custody expenses	2,959	4,518	(1,559)	(35)%
Other operating costs	8,286	8,392	(106)	(1)%
Total operating expenses	30,749	36,015	(5,266)	(15)%
Operating income	3,429	4,533	(1,104)	(24)%
Non-operating income (loss)
Non-operating income (loss), net	3,298	719	2,579	359%
Income before provision for income taxes	6,727	5,252	1,475	28%
Provision for income taxes	150	274	(124)	(45)%
Net income attributable to controlling and noncontrolling interests	6,577	4,978	1,599	32%
Less: net income attributable to noncontrolling interests	5,753	4,198	1,555	37%
Net income attributable to Manning & Napier, Inc.	$824	$780	$44	6%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average shares of Class A common stock outstanding
Basic	15,290,595	14,740,541
Diluted	15,600,686	78,096,830

Other financial and operating data
Economic income (1)	$5,177	$5,252	$(75)	(1)%
Economic net income (1)	$3,676	$3,728	$(52)	(1)%
Economic net income per adjusted share (1)	$0.05	$0.05
Weighted average adjusted Class A common stock outstanding(1)	79,033,403	78,751,512
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

Revenues
Separately managed account revenue decreased by $2.2 million, or 9%, to $22.0 million for the three months ended September 30, 2019 from $24.2 million for the three months ended September 30, 2018. This decrease is driven primarily by a 7%, or $1.1 billion, decrease in our average separately managed account AUM for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. On an annualized basis, our average separately managed account fee for the three months ended September 30, 2019 decreased slightly to 0.59% when compared to 0.61% for the three months ended September 30, 2018. For both periods our separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. At September 30, 2019 the concentration of investments in our separately managed account assets were 64% blended assets, 29% equity and 7% fixed income, compared to 63% blended assets, 30% equity and 7% fixed income as of September 30, 2018 .
Mutual fund and collective investment trust revenue decreased by $3.6 million, or 34%, to $7.0 million for the three months ended September 30, 2019 from $10.6 million for the three months ended September 30, 2018. This decrease is driven primarily by a 14%, or $1.0 billion, decrease in our average mutual fund and collective investment trust AUM for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. In addition, our average fee on mutual fund and collective investment trust products decreased to 0.61% for the three months ended September 30, 2019 from 0.75% for the three months ended September 30, 2018. This decrease was primarily due to the restructuring of our funds that was completed during the first quarter of 2019. Our mutual fund and collective investment trust management fees ranged from 0.14% to 1.00%, depending on investment strategy, for the three months ended September 30, 2019 and 2018. As of September 30, 2019, the concentration of assets in our mutual fund and collective investment trusts was 67% blended assets, 31% equity and 2% fixed income, compared to 67% blended assets, 32% equity and 1% fixed income as of September 30, 2018.
Distribution and shareholder servicing revenue decreased by $0.4 million, or 14%, to $2.6 million for the three months ended September 30, 2019 from $3.0 million for the three months ended September 30, 2018. This decrease was driven by a reduction in mutual fund and collective trust average AUM of 14% for the same period.
Custodial services revenue decreased by $0.3 million, or 13%, to $1.8 million for the three months ended September 30, 2019 from $2.0 million for the three months ended September 30, 2018. The decrease primarily relates to decreases in our collective investment trust AUM.
Operating Expenses
Our operating expenses decreased by $5.3 million, or 15%, to $30.7 million for the three months ended September 30, 2019 from $36.0 million for the three months ended September 30, 2018.
Compensation and related costs decreased by $3.6 million, or 16%, to $19.5 million for the three months ended September 30, 2019 from $23.1 million for the three months ended September 30, 2018. This decrease in the current quarter compared to the third quarter of 2018 was driven by a 16% reduction in average workforce, coupled with lower variable incentive costs as a result of the reduction in our AUM and revenue. When considered as a percentage of revenue, compensation and related costs for both the three months ended September 30, 2019 and 2018 was 57%. Given the declines in our revenue, we anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $1.6 million, or 35%, to $3.0 million for the three months ended September 30, 2019 from $4.5 million for the three months ended September 30, 2018. The decrease was generally driven by a 14% reduction in mutual fund and collective investment trust average AUM for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, coupled with the completion of MNA's mutual fund fee restructure initiative during the first quarter of 2019, where a portion of these expenses are now borne by the mutual funds directly. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.19% for the three months ended September 30, 2019, compared to 0.25% for the three months ended September 30, 2018.
Other operating costs for the three months ended September 30, 2019 were $8.3 million, down slightly from $8.4 million recorded during the three months ended September 30, 2018. As a percentage of revenue, other operating costs were 24% for the three months ended September 30, 2019 compared to 21% for the three months ended September 30, 2018.

Non-Operating Income (Loss)
Non-operating income for the three months ended September 30, 2019 was $3.3 million, an increase of $2.6 million, from non-operating income of $0.7 million for the three months ended September 30, 2018. The following table reflects the components of non-operating income (loss) for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,		Period-to-Period
	2019	2018	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(13)	$(18)	$5	(28)%
Interest and dividend income (1)	782	519	263	51%
Change in liability under tax receivable agreement (2)	(394)	113	(507)	(449)%
Net gains (losses) on investments (3)	40	105	(65)	(62)%
Gain on sale of business (4)	2,883	—	2,883	*
Total non-operating income	$3,298	$719	$2,579	359%
__________________________

(*)	Variance not calculable.

(1)
The increase in interest and dividend income for the three months ended September 30, 2019 compared to 2018 is attributable to an increase in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with an increase in interest rates.

(2)
The change in the liability under the tax receivable agreement for the three months ended September 30, 2019 is driven by a change in our effective tax rate and a corresponding increase in the payment of expected tax benefit under the tax receivable agreement.

(3)
The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

(4)	The gain on sale of business during the three months ended September 30, 2019 is due to the completion of the sale of PPI on August 30, 2019.
Provision for Income Taxes
The Company's provision for income taxes was $0.2 million for the three months ended September 30, 2019, a decrease of approximately $0.1 million from $0.3 million for the three months ended September 30, 2018. The change was primarily driven by a decrease in taxable earnings compared to the prior year period.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Assets Under Management
The following table reflects changes in our AUM for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Period-to-Period
	2019	2018	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$13,792.1	$16,856.6	$(3,064.5)	(18)%
Gross client inflows (1)	912.7	1,140.1	(227.4)	(20)%
Gross client outflows (1)	(2,131.3)	(2,859.2)	727.9	(25)%
Market appreciation (depreciation) & other (2)	1,889.1	595.0	1,294.1	217%
Ending assets under management	$14,462.6	$15,732.5	$(1,269.9)	(8)%
Average AUM for period	$14,503.6	$15,992.1
Mutual funds and collective investment trusts
Beginning assets under management	$6,371.5	$8,256.6	$(1,885.1)	(23)%
Gross client inflows (1)	962.1	1,517.8	(555.7)	(37)%
Gross client outflows (1)	(2,201.4)	(2,373.7)	172.3	(7)%
Acquired/(disposed) assets	—	(251.6)	251.6	(100)%
Market appreciation (depreciation) & other (2)	878.4	190.3	688.1	362%
Ending assets under management	$6,010.6	$7,339.4	$(1,328.8)	(18)%
Average AUM for period	$6,313.3	$7,502.4
Total assets under management
Beginning assets under management	$20,163.6	$25,113.2	$(4,949.6)	(20)%
Gross client inflows (1)	1,874.8	2,657.9	(783.1)	(29)%
Gross client outflows (1)	(4,332.7)	(5,232.9)	900.2	(17)%
Acquired/(disposed) assets	—	(251.6)	251.6	(100)%
Market appreciation (depreciation) & other (2)	2,767.5	785.3	1,982.2	252%
Ending assets under management	$20,473.2	$23,071.9	$(2,598.7)	(11)%
Average AUM for period	$20,816.9	$23,494.5
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

Our total AUM decreased by $2.6 billion from $23.1 billion at September 30, 2018 to $20.5 billion at September 30, 2019. The decrease was attributable to net client outflows of $3.5 billion, partially offset by market appreciation of $0.9 billion. Net client outflows consisted of approximately $1.9 billion of net outflows for separate accounts and $1.5 billion for mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from September 30, 2018 to September 30, 2019 consisted of a $0.9 billion, or 13% decrease in our equity portfolio, a $1.5 billion, or 10% decrease in our blended asset portfolio, and a decrease of $0.1 billion, or 11% in our fixed income portfolio.
While many of our key strategies achieved recent competitive relative returns, we attribute our net cash outflows during the nine months ended September 30, 2019 in part to challenging three and five year annualized returns in many of the strategies included in our blended asset and equity portfolios. We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $4.3 billion during the nine months ended September 30, 2019, a 17% improvement from the same period through September 30, 2018.
While we have experienced an improvement in the rate of outflows, the rate of gross client inflows has slowed to approximately $1.9 billion during the nine months ended September 30, 2019, a 29% decrease compared to the same period in

2018. We believe that difficult long-term performance track records in some of our key strategies, coupled with the changes in our organization and macro trends towards passive investing have all played a role in this trend. We believe that by demonstrating stability in client AUM and in our organization, along with improving long-term track records and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM increase of $0.3 billion, or 2%, to $20.5 billion at September 30, 2019 from $20.2 billion at December 31, 2018 was attributable to market appreciation of $2.8 billion, partially offset by net client cash outflows of $2.5 billion. Included in net client flows during the nine months ended September 30, 2019 were net client outflows in separately managed accounts of approximately $1.2 billion and mutual funds and collective investment trusts of approximately $1.2 billion. The blended investment gain was 13.7% in separately managed accounts and 13.8% in mutual funds and collective investment trusts. By portfolio, our net $0.3 billion AUM increase was derived from an increase of $0.5 billion, or 10%, in our equity portfolio, offset by a decrease of $0.1 billion, or 1%, in our blended asset portfolio and $76.0 million, or 7%, in our fixed income portfolio.
As of September 30, 2019, the composition of our AUM was 71% in separate accounts and 29% in mutual funds and collective investment trusts, compared to 68% in separate accounts and 32% in mutual funds and collective investment trusts at September 30, 2018. The composition of our AUM across portfolios at September 30, 2019 was 65% in blended assets, 30% in equity, and 5% in fixed income, consistent with composition at September 30, 2018.
With regard to our separate accounts, gross client inflows of $0.9 billion were offset by approximately $2.1 billion of gross client outflows during the nine months ended September 30, 2019. The $0.9 billion of gross client inflows included $0.5 billion into our blended asset portfolios, $0.3 billion into our equity portfolios and $0.1 billion into fixed income portfolios. During the nine months ended September 30, 2019, 48% of our separate account gross client inflows were derived from our wealth management sales channel. Gross client outflows were split with 55% withdrawals from existing accounts and 45% representing client cancellations. Our blended asset portfolio experienced net client outflows of approximately $0.8 billion, while our equity portfolio experienced net client inflows of $0.2 billion. In light of challenging relative returns, our separate account clients redeemed assets at a rate of 21% during the nine months ended September 30, 2019, consistent with the redemption rate over the trailing twelve months ended September 30, 2019. The annualized separate account retention rate was 91% for the nine months ended September 30, 2019, up slightly from 90% for the rolling twelve months ended September 30, 2019. We believe the improvement is further support that our overall servicing efforts, importantly including our value-added advisory services, are effective in supporting long-term relationships.
Net client outflows of $1.2 billion from our mutual fund and collective investment trusts included gross client inflows of $1.0 billion offset by gross client outflows of $2.2 billion during the nine months ended September 30, 2019. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.5 billion, or 56%, of mutual fund and collective trust fund gross client inflows during the nine months ended September 30, 2019. With regard to gross client outflows, $1.5 billion, or 69%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and other data for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Period-to-Period
	2019	2018	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$65,194	$74,066	$(8,872)	(12)%
Mutual funds and collective investment trusts	22,646	32,606	(9,960)	(31)%
Distribution and shareholder servicing	7,760	9,185	(1,425)	(16)%
Custodial services	5,258	5,838	(580)	(10)%
Other revenue	2,411	2,197	214	10%
Total revenue	103,269	123,892	(20,623)	(17)%
Expenses
Compensation and related costs	61,113	68,567	(7,454)	(11)%
Distribution, servicing and custody expenses	9,736	13,801	(4,065)	(29)%
Other operating costs	25,232	23,425	1,807	8%
Total operating expenses	96,081	105,793	(9,712)	(9)%
Operating income	7,188	18,099	(10,911)	(60)%
Non-operating income (loss)
Non-operating income (loss), net	6,248	1,586	4,662	294%
Income before provision for income taxes	13,436	19,685	(6,249)	(32)%
Provision for income taxes	723	1,244	(521)	(42)%
Net income attributable to controlling and noncontrolling interests	12,713	18,441	(5,728)	(31)%
Less: net income attributable to noncontrolling interests	10,914	15,681	(4,767)	(30)%
Net income attributable to Manning & Napier, Inc.	$1,799	$2,760	$(961)	(35)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.12	$0.18
Diluted	$0.12	$0.18
Weighted average shares of Class A common stock outstanding
Basic	15,163,205	14,583,570
Diluted	15,466,339	78,134,657

Other financial and operating data
Economic income (1)	$13,220	$19,685	$(6,465)	(33)%
Economic net income (1)	$9,386	$13,976	$(4,590)	(33)%
Economic net income per adjusted share (1)	$0.12	$0.18
Weighted average adjusted Class A common stock outstanding (1)	79,553,585	78,868,123
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Separately managed account revenue decreased by $8.9 million, or 12%, to $65.2 million for the nine months ended September 30, 2019 from $74.1 million for the nine months ended September 30, 2018. This decrease is driven primarily by a 9% decrease in our average separately managed account AUM for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Our average separately managed account fee for the nine months ended September 30, 2019 decreased to 0.60% when compared to the 0.62% for the full year 2018. For the nine months ended September 30, 2019 and 2018, our separately managed account standard fees ranged from 0.15% to 1.25% depending on investment objective and account size. As of September 30, 2019, the concentration of assets in our separately managed accounts was 64% blended assets, 29% equity and 7% fixed income, compared to 63% blended assets, 30% equity and 7% fixed income as of September 30, 2018.
Mutual fund and collective investment trust revenue decreased by $10.0 million, or 31%, to $22.6 million for the nine months ended September 30, 2019 from $32.6 million for the nine months ended September 30, 2018. This decrease is driven primarily by a 16%, or $1.2 billion, decrease in average mutual fund and collective investment trust AUM for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Our average fee on mutual fund and collective investment trust products decreased to 0.64% when compared to 0.73% for the full year 2018. The decrease was primarily due to the restructuring of our funds that was completed during the first quarter of 2019. Our mutual fund and collective investment trust management fees ranged from 0.14% to 1.00% depending on investment strategy, for the nine months ended September 30, 2019 and 2018. As of September 30, 2019 the concentration of assets in our mutual fund and collective investment trusts was 67% blended assets, 31% equity and 2% fixed income, compared to 67% blended assets, 32% equity and 1% fixed income as of September 30, 2018.
Distribution and shareholder servicing revenue decreased by $1.4 million, or 16%, to $7.8 million for the nine months ended September 30, 2019 from $9.2 million for the nine months ended September 30, 2018. This decrease is driven by a reduction in mutual fund and collective investment trust average AUM of 16% for the same period.
Custodial services revenue decreased by $0.6 million, or 10%, to $5.3 million for the nine months ended September 30, 2019 from $5.8 million for the nine months ended September 30, 2018. The decrease primarily relates to decreases in our collective trust AUM.
Operating Expenses
Our operating expenses decreased by $9.7 million, or 9%, to $96.1 million for the nine months ended September 30, 2019 from $105.8 million for the nine months ended September 30, 2018.
Compensation and related costs decreased by $7.5 million, or 11%, to $61.1 million for the nine months ended September 30, 2019 from $68.6 million for the nine months ended September 30, 2018. The decrease was driven by a 15% reduction in average workforce as well as lower variable incentive costs for our sales team as a result of the reduction in AUM and revenue. This decrease was partially offset by an increase to share based compensation attributable to the timing and amount of equity awards granted. When considered as a percentage of revenue, compensation and related costs for the nine months ended September 30, 2019 was 59% compared to 55% for the nine months ended September 30, 2018. Given the declines in our revenue, we anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $4.1 million, or 29%, to $9.7 million for the nine months ended September 30, 2019 from $13.8 million for the nine months ended September 30, 2018. The decrease was generally attributable to a 16% decrease in mutual fund and collective investment trust average AUM for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, coupled with the completion of MNA's mutual fund fee restructure initiative during the first quarter of 2019, where a portion of these expenses are now borne by the mutual funds directly. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.21% for the nine months ended September 30, 2019, compared to 0.25% for the nine months ended September 30, 2018.
Other operating costs increased by $1.8 million, or 8%, to $25.2 million for the nine months ended September 30, 2019 from $23.4 million for the nine months ended September 30, 2018. This increase is driven primarily by the $2.1 million gain reflected in the first quarter of 2018 related to the Company's sale of Rainier U.S. mutual funds, which offset other costs in the first quarter of 2018. As a percentage of revenue, other operating costs for the nine months ended September 30, 2019 was 24% compared to 19% for nine months ended September 30, 2018.

Non-Operating Income (Loss)
Non-operating income for the nine months ended September 30, 2019 was $6.2 million, an increase of $4.7 million, from non-operating income of $1.6 million for the nine months ended September 30, 2018. The following table reflects the components of non-operating income (loss) for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Period-to-Period
	2019	2018	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(26)	$(48)	$22	(46)%
Interest and dividend income (1)	2,428	1,395	1,033	74%
Change in liability under tax receivable agreement (2)	(199)	404	(603)	(149)%
Net gains (losses) on investments (3)	1,162	(165)	1,327	(804)%
Gain on sale of business (4)	2,883	$—	$2,883	*
Total non-operating income	$6,248	$1,586	$4,662	294%
__________________________

(*)	Variance not calculable.

(1)
The increase in interest and dividend income for the nine months ended September 30, 2019 compared to 2018 is attributable to an increase in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with an increase in interest rates.

(2)
The change in the liability under the tax receivable agreement for the respective periods is driven by a change in our effective tax rate and a corresponding increase or decrease in the payment of the expected tax benefit under the tax receivable agreement.

(3)
The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

(4)	The gain on sale of business during the nine months ended September 30, 2019 is due to the completion of the sale of PPI on August 30, 2019.
Provision for Income Taxes
Our tax provision decreased by $0.5 million, or 42%, to $0.7 million for the nine months ended September 30, 2019 from $1.2 million for the nine months ended September 30, 2018. The change was primarily driven by a decrease in taxable earnings as compared to the prior year.

Supplemental Non-GAAP Financial Information
Beginning with the release of our operating results for the quarter ended September 30, 2019, as supplemental information we are providing a new non-GAAP measure, economic income. Management uses economic income, economic net income and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of our business in the ordinary, ongoing and customary course of its operations. Economic income, economic net income and economic net income per adjusted share are not presented in accordance with GAAP.
Economic income is a non-GAAP measure of pre-tax operating performance and excludes from income before provision for income taxes strategic restructuring and transactions costs, which we define as costs related to our ongoing strategic review focused on the evolution of our distribution strategy and technology initiatives. These expenses include severance-related costs, consulting and other professional service fees, lease and other contract termination costs, and any gains or losses on sale of a business.

Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense at an effective rate of 29.0% and 29.0% for the three months ended September 30, 2019 and 2018, respectively, and 29.0% for both for the nine months ended September 30, 2019 and 2018, reflecting assumed federal, state and local income taxes.
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
The following table sets forth, for the periods indicated, our other financial and operating data:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Economic income (Non-GAAP)	$5,177	$5,252	$13,220	$19,685
Economic net income (Non-GAAP)	$3,676	$3,728	$9,386	$13,976
Economic net income per adjusted share (Non-GAAP)	$0.05	$0.05	$0.12	$0.18
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	79,033,403	78,751,512	79,553,585	78,868,123

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$824	$780	$1,799	$2,760
Add back: Net income attributable to noncontrolling interests	5,753	4,198	10,914	15,681
Add back: Provision for income taxes	150	274	723	1,244
Income before provision for income taxes	$6,727	$5,252	$13,436	$19,685
Add back: Strategic restructuring and transaction costs, net (1)	(1,550)	—	(216)	—
Economic income (Non-GAAP)	$5,177	5,252	13,220	19,685
Adjusted income taxes (Non-GAAP)	1,501	1,524	3,834	5,709
Economic net income (Non-GAAP)	$3,676	$3,728	$9,386	$13,976

Weighted average shares of Class A common stock outstanding - Basic	15,290,595	14,740,541	15,163,205	14,583,570
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	62,034,200	63,349,721	62,617,270	63,537,114
Weighted average unvested restricted stock units and share awards	1,708,608	661,250	1,773,110	747,439
Weighted average vested stock options	—	—	—	—
Weighted average adjusted shares (Non-GAAP)	79,033,403	78,751,512	79,553,585	78,868,123

Economic net income per adjusted share (Non-GAAP)	$0.05	$0.05	$0.12	$0.18
__________________________

(1) Strategic restructuring and transaction costs, net, are included in the following financial statement line items of our Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Compensation and related costs	$677	$—	$1,787	$—
Other operating costs	656	—	880	—
Gain on sale of business	(2,883)	—	(2,883)	—
Total strategic restructuring and transaction costs	$(1,550)	$—	$(216)	$—

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
The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$88,383	$59,586
Accounts receivable	$10,767	$11,447
Investment securities	$64,658	$91,190
Amounts payable under tax receivable agreement (1)	$18,222	$18,023
Contingent consideration liability (2)	$—	$—
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2019 and December 31, 2018, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
On August 30, 2019, the Company sold its wholly-owned subsidiary, PPI, to Manning Partners, LLC, which is wholly-owned by the Chairman of the Company’s Board of Directors. The Company received cash proceeds of $3.1 million, and recorded a $2.9 million gain on the sale. Other than the cash proceeds received, the transaction did not have a material impact to the consolidated statements of financial condition.
We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, including short-term investments and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2019 and 2018. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense, gain on sale of intangible assets and gains on sale of business and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes, gain on sale of intangible assets, gain on sale business and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Nine months ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$8,717	$12,977
Net cash provided by investing activities	29,289	1,359
Net cash used in financing activities	(9,209)	(15,892)
Net change in cash and cash equivalents	$28,797	$(1,556)

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Operating Activities
Operating activities provided $8.7 million and $13.0 million of net cash for the nine months ended September 30, 2019 and 2018, respectively. This overall $4.3 million decrease in net cash provided by operating activities for the nine months ended September 30, 2019 compared to 2018 was primarily due to a decrease in net income after adjustment for non-cash items of approximately $6.8 million driven by lower revenues resulting primarily from the decrease in our average AUM. The reduction was also due to an increase of approximately $2.5 million in operating assets and operating liabilities.
Investing Activities
Investing activities provided $29.3 million and $1.4 million of net cash for the nine months ended September 30, 2019 and 2018, respectively. This change was driven by an increase in cash from investing activities of $27.8 million due to our funding of and timing of activity within our investment securities, offset by a decrease of $2.4 million in cash received from the sale of intangible assets during the nine months ended September 30, 2019 compared to the same period in 2018. During the nine months ended September 30, 2019, we received approximately $28.2 million, net, from the purchase and sale of certain securities for cash management purposes. During the nine months ended September 30, 2019, we received less than $0.1 million of proceeds from the redemption of certain seeded portfolios. In addition, we received proceeds from the sale of intangible assets and businesses of approximately $3.1 million during the nine months ended September 30, 2019, compared to $2.6 million in the same period of 2018. Our purchases of property and equipment was approximately $1.7 million during the nine months ended September 30, 2019 compared to $1.4 million in the same period of 2018.
Financing Activities
Financing activities used $9.2 million and $15.9 million of net cash for the nine months ended September 30, 2019 and 2018, respectively. This overall $6.7 million decrease in net cash used in financing activities was primarily the result of a reduction in distributions to noncontrolling interests of $5.2 million and dividends paid on Class A common stock of $2.7 million driven by lower income after adjustment for non-cash items in 2019 compared to 2018. The decrease in cash used in financing activities was partially offset by an increase of $1.1 million of cash used for the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our initial public offering of $3.1 million during the nine months ended September 30, 2019 compared to $1.9 million in 2018. This increase was due to a higher number of units exchanged in 2019.
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
On July 23, 2019, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend was paid on November 1, 2019 to shareholders of record as of October 15, 2019.
On October 22, 2019, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend is payable on or about February 3, 2020 to shareholders of record as of January 15, 2020.
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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," we are not required to provide this information.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: November 14, 2019	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial and accounting officer)