Form 10-K
period 2019-12-31
Manning & Napier, Inc.
filed 2020-03-13
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 001-35355
___________________________________
 MANNING & NAPIER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-2609100 (I.R.S. Employer Identification No.)

290 Woodcliff Drive Fairport, New York	14450
(Address of principal executive offices)	(Zip code)
(585) 325-6880
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange in which registered
Class A common stock, $0.01 par value per share	MN	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 28, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25.9 million based on the closing price of $1.75 for one share of Class A common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2020
Class A common stock, $0.01 par value per share	16,269,857

In this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Annual Report"), “we,” “our,” “us,” the “Company,” “Manning & Napier” and the “Registrant” refers to Manning & Napier, Inc. and, unless the context otherwise requires, its direct and indirect subsidiaries and predecessors on a consolidated basis.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect the views of Manning & Napier, Inc. ("we," "our," or "us") with respect to, among other things, our future operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "could," "intends," "likely," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections of this report which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of our products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; our ability to successfully deploy new technology platforms and upgrades; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I
Item 1.         Business.
Overview
Manning & Napier, Inc. is an independent registered investment advisor that provides clients with a broad range of financial solutions and investment strategies, including wealth management services. Founded in 1970 and headquartered in Fairport, New York, we serve a diversified client base of high-net-worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.
Our objective is to create and develop financial solutions to help our clients meet their needs. We believe our differentiation is based on delivering comprehensive solutions, high-touch service, and attractive investment strategies in a custom-tailored, highly integrated manner.
We have built a diverse client base of high-net-worth individuals, small business owners, middle market institutions, larger institutions, defined contribution plans, and unions, as well as clients via investment consultants or other intermediaries. Although our client base is national, we are primarily focused in certain targeted geographic regions. Clients access our solutions and strategies via separately managed accounts, mutual funds, and collective investment trusts.
Our investment strategies are powered by multiple research engines, employing traditional and quantitative approaches, and are offered as both single- and multi-asset class portfolios. While the mechanics of these processes may differ depending on the strategy, all of our strategies work from the underlying belief that active management is the best investment approach for meeting long-term client objectives. All of our strategies fully incorporate active asset allocation processes, and most strategies deliver active security selection as well.
We believe personalized financial advice is necessary to retain existing relationships and attract new clients. Our service teams include internal subject matter experts specific to areas beyond investments, including financial planning, endowment and foundation consulting, qualified plan and pension plan services, and custody and trust advice and administration. We believe these consultative services, combined with competitive long-term investment performance, have allowed us to achieve a high average annual separate account retention rate.
Over the course of our 50-year history, we view our team-based, client-centric approach as imperative to success and distinct within the industry. As of December 31, 2019, we have 32 publicly-available mutual fund share classes rated with four or five stars by Morningstar, and a number of our investment strategies have built value-added track records over multiple decades.
Performance challenges from 2014-2016, along with the trend toward passive investing, especially among institutional investors, have resulted in declines in assets under management ("AUM") in recent years. Our active approach can cause us to be out of favor relative to benchmarks and/or peers over shorter time periods, and these short-term deviations can lead to changes in AUM trends over time. The following chart reflects our AUM as of December 31 for each of the last 10 years:

As of December 31, 2019, our investment management offerings include 47 distinct separate account composites and 44 mutual funds and collective investment trusts. We believe we have cultivated a robust menu of actively managed strategies that allow us to address client needs.
Our AUM as of December 31, 2019 by investment vehicle and portfolio were as follows:

The following table summarizes the annualized returns for several of our key investment strategies and relevant benchmarks. Since inception and over long-term periods, we believe our strategies have generated attractive returns on both an absolute and relative basis. We recognize, however, that some key strategies have mixed track records over the past decade. These key strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 74% of our AUM as of December 31, 2019. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of our investment strategies.

Key Strategies	AUM as of December 31, 2019 (in millions)	Inception Date	Annualized Returns as of December 31, 2019 (1)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,523.9	1/1/1973	18.6%	9.7%	5.8%	7.5%	9.5%
Blended Index (3)			19.5%	9.3%	6.9%	8.0%	8.8%
Core Non-U.S. Equity	$680.7	10/1/1996	27.8%	9.5%	5.0%	4.3%	7.4%
Benchmark: ACWIxUS Index			21.5%	9.9%	5.5%	5.0%	5.3%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,482.0	1/1/1973	15.3%	7.8%	4.7%	6.2%	8.7%
Blended Index (4)			16.6%	7.9%	5.9%	7.0%	8.5%
Equity-Oriented (70%-100% Equity Exposure)	$1,422.0	1/1/1993	26.6%	14.2%	8.1%	9.3%	10.0%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			25.7%	12.1%	9.0%	10.4%	8.7%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,009.7	4/1/2000	22.6%	11.4%	6.7%	8.4%	7.2%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			22.6%	10.7%	8.0%	9.2%	5.8%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$559.8	1/1/1995	31.0%	16.4%	9.5%	10.8%	11.3%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			29.1%	13.7%	10.1%	11.7%	9.3%
Core U.S. Equity	$174.3	7/1/2000	34.2%	18.2%	11.2%	11.7%	8.4%
Benchmark: Russell 3000® Index			31.0%	14.6%	11.2%	13.4%	6.5%
Conservative Growth (5%-35% Equity Exposure)	$477.7	4/1/1992	10.4%	5.2%	3.3%	4.4%	5.9%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			10.9%	5.4%	4.1%	4.9%	6.1%
Aggregate Fixed Income	$167.3	1/1/1984	8.3%	3.7%	2.9%	3.6%	7.1%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			8.7%	4.0%	3.1%	3.8%	7.0%
Rainier International Small Cap	$824.0	3/28/2012	24.7%	0.9%	9.3%	N/A (2)	11.6%
Benchmark: MSCI ACWIxUS Small Cap Index			22.4%	0.1%	7.0%	N/A (2)	6.9%
Disciplined Value US (5)	$1,128.4	11/1/2003	24.3%	13.6%	10.9%	N/A (2)	14.7%
Benchmark: Russell 1000 Value			26.5%	9.7%	8.3%	N/A (2)	14.1%
__________________________

(1)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(2)	Performance not available given the product's inception date.

(3)
Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988-12/31/2019. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg Barclays U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russel 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg Barclays U.S. Aggregate Bond Index ("BAB").

(4)
Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987 and the 30/10/60 Blended Index from 01/01/1988-12/31/2019. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB.

(5)	Beginning with this Annual Report, we are presenting the performance of Disciplined Value US in place of Disciplined Value Unrestricted. The inception date for Disciplined Value US is January 1, 2013.

Our Strategy
Our mission is to provide financial solutions that enable clients to achieve their long-term goals and objectives. Our success will be measured by the success of our clients. We must effectively execute in delivering investment results, financial advice, and a superior client experience in order to retain business and attract new business.
Our strategy is focused on continuous refinement and improvement in two key areas: investment excellence and a superior client experience. This includes the performance of our investment strategies, the comprehensiveness of our financial advice, and the quality of our client service. These key areas form the foundation of our business and require constant evolution.
In early 2019 upon the appointment of our new Chief Executive Officer, Marc Mayer, we commenced a comprehensive strategic review of our business, which focused on the evolution of our distribution strategy, our suite of investment offerings, and our technology initiatives. During the year we made important changes to our leadership team, implemented key governance and operating committees, revamped our distribution strategies, put in place definitive plans to overhaul and modernize our information technology systems and associated business processes, consolidated numerous offerings and solutions, eliminated sub-scale offerings, and reduced ongoing costs. Also see "Item 7. Management's Discussion and Analysis" in this Form 10-K for discussion on our strategic review.
Investments
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
All of our research engines deploy investment processes that are team-based in nature. By focusing on research teams instead of individuals, we are better able to emphasize repeatable processes instead of star personalities, while helping protect clients from staff turnover. Additionally, our investment processes are designed to allow teams to collaborate and combine top-down, bottom-up, and quantitative research.
We believe our research department of over 50 primarily home-grown investment professionals enhance the consistency of our investment processes. As warranted, we may add to or supplement our research teams with additional investment professionals through corporate development activities. The most recent example of this is the Rainier International Small Cap Team that was added as part of our acquisition of Rainier Investment Management, LLC ("Rainier") in 2016.
Dynamic financial markets and an onerous regulatory environment results in a fast changing industry. We recognize the need for our investment strategies to continuously evolve. We regularly review seeded portfolios to ensure that we are supporting competitive strategies that resonate with clients, while simultaneously closing portfolios that are no longer viable. As of December 31, 2019, we have approximately $9.4 million invested in seed capital with our research teams in new strategy concepts and expect to continue to deploy capital to support innovation in the future.
Client Experience
Our business is based on confidence and trust. We believe we must deliver a client experience that communicates clearly, is collaborative, and is accountable to clients. We view our clients as our partners, and we recognize that successful client-partners lead to a natural expansion of our business.
As of December 31, 2019, we have over 30 client-facing professionals, who are responsible for maintaining existing relationships and cultivating new business. Referrals are also an important source of new business, further highlighting the importance of our comprehensive client service and solutions.
Our client-facing professionals have a deep multi-channel structure, enabling greater focus and expertise on certain types of client relationships. Our Wealth Management group specializes in individuals and middle market relationships using a team-approach organized by region. Our Intermediary and Institutional team covers wider territories and concentrates on distribution to larger institutions and Taft-Hartley relationships, as well as through third party intermediaries. Our Portfolio Strategies Group specializes in consultant relations, as well as providing support for all of our client-facing professionals.
Alongside these professionals, we incorporate consultative services from internal subject-matter experts designed to create holistic solutions specific to individual client needs. Our experts have capabilities ranging from estate, tax and trust review for families, asset/liability modeling for defined benefit pension plans, retirement and health plan design analysis for employers, and donor relations and planned giving services for endowments and foundations.
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

In order for our investment teams and client-centric personnel to be most effective, we must also have excellence in middle- and back-office functions. These include our technology, operations, facilities, human resources, and compliance functions, each of which play a critical role in forming the foundation of business success.
In particular, our technological strategy is focused on using "software as a service" solutions while retaining in-house capabilities as needed. We believe that by leveraging the robust expertise of external providers, we can improve the nimbleness and efficiency of our organization. This approach provides the most update-to-date technology enabling a superior client experience, improving the employee experience, and streamlining operational processes.
Competition
Historically, we have competed to attract business on the basis of:

•	the breadth of financial solutions we offer clients in an integrated manner;

•	the investment excellence and long-term track records of our strategies;

•	the consultative advice we provide addressing clients’ unique challenges and needs;

•	the quality of the client experience and the duration of our relationships with them; and

•	the pricing of our solutions compared to competitors.

Our ability to continue to compete effectively will depend upon our ability to retain our current investment and client-facing professionals and employees, as well as to attract highly qualified new professionals and employees. We compete in all aspects of our business with a large number of investment management firms, commercial banks, broker-dealers, insurance companies and other financial institutions.

Structure
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts our organizational structure as of December 31, 2019.
______________________

(1)	The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier
As of December 31, 2019, we had 307 employees, most of whom are based in Fairport, New York. Collectively, William Manning, our co-founder and Chairman of the Board, current employee-owners and former employee owners own approximately 80.8% of Manning & Napier Group and our operating subsidiaries. We believe that our culture of employee ownership aligns our interests with those of our clients and stockholders by delivering strong long-term investment performance and solutions.

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
SEC Regulation
MNA and Rainier are registered with the U.S. Securities and Exchange Commission, (the "SEC"), as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended, (the "Advisers Act"). Additionally, the Manning & Napier Fund, Inc., (the "Fund"), which is managed by MNA except for the Rainier International Discovery Series, for which Rainier serves as the sub-advisor, is registered under the U.S. Investment Company Act of 1940, (the "1940 Act"). The Advisers Act and the 1940 Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers and mutual funds. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the 1940 Act, ranging from fines and censures to termination of an adviser’s registration.
As an investment adviser, we have fiduciary duties to our clients that are broad and apply to our entire relationship with our clients. These duties require us to serve the best interest of our clients and not subordinate the client's interest to our own. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things:

•	trading for proprietary, personal and client accounts;

•	allocations of investment opportunities among clients;

•	use of soft dollars;

•	execution of transactions; and

•	recommendations to clients.
We manage accounts for a majority of our clients on a discretionary basis, which typically affords us the authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with designated trade executions, we receive soft dollar credits from broker-dealers, which effectively reduces certain of our expenses. We believe all of our soft dollar arrangements comply with the safe harbor provided by Section 28(e) of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). Constraints on our ability to use soft dollars as a result of statutory amendments or new regulations would increase our operating expenses and potentially hamper our investment process by limiting or eliminating access to vital research.
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
For the year ended December 31, 2019, 20% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 18% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs and investment portfolios of the Fund and the investment portfolios of the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the Fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with the Fund may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the Fund board after their initial term.
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
Manning & Napier Investor Services, Inc. ("MNBD"), our SEC-registered broker-dealer subsidiary is the distributor for the Fund and is subject to SEC rules and regulations, including the Uniform Net Capital Rule, which requires MNBD to maintain a certain level of liquid assets. MNBD complied with its net capital requirements during the year ended December 31, 2019. MNBD will be subject to the full scope of Regulation Best Interest, which will require its associated persons to adhere to a higher standard of care and ensure that security, strategy or account type recommendations are in the customer's best interest at the time of the recommendation.
FINRA Regulation
MNBD is a member of the Financial Industry Regulatory Authority ("FINRA") and as such is subject to the various industry and professional regulations, standards, and reporting requirements established by FINRA.
ERISA-Related Regulation
We are a fiduciary under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), with respect to assets that we manage for benefit plan clients subject to ERISA. ERISA, regulations promulgated thereunder and applicable provisions of the Internal Revenue Code of 1986, as amended (the "IRC"), impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions.
The fiduciary duties under ERISA may be enforced by the U.S. Department of Labor by administrative action or litigation and by our benefit plan clients pursuant to a private right of action. The IRS may also assess excise taxes against us if we engage in prohibited transactions on behalf of or with our benefit plan clients.
New Hampshire Banking Regulation
Exeter Trust Company is a state-chartered non-depository trust company subject to the laws of the State of New Hampshire and the regulations promulgated thereunder by the New Hampshire Bank Commissioner.
Non-U.S. Regulation
Our sales and trading practices also subject us to certain foreign regulations. We have claimed an exemption from registration in Canada but are subject to those provincial regulations that apply to our limited operations in select Canadian provinces. Additionally, we invest globally and must adhere to country specific equity ownership reporting requirements in those foreign jurisdictions in which we invest. Our relationship with foreign domiciled clients or our sales and marketing efforts also could subject us to certain foreign regulations. We expect this trend to persist as such regulations increasingly have transnational application.

Employees
As of December 31, 2019, we had 307 employees, 297 of which are full-time, and most of whom are based in Fairport, New York.
Available Information
All annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, we file or furnish with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge from the SEC’s website at http://www.sec.gov/.

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
We derive the majority of our revenue from investment management fees, typically calculated as a percentage of the market value of our AUM. As a result, our revenues are dependent on the value and composition of our AUM, all of which are subject to fluctuation due to many factors, including:

•
Declines in prices of securities in our portfolios. The prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, declining stock or commodities markets, changes in interest rates, a general economic downturn, political uncertainty, pandemics or other health crises such as the recent outbreak of novel coronavirus (COVID-19), or acts of terrorism. The U.S. and global financial markets continue to be subject to uncertainty and instability. Such factors could cause an unusual degree of volatility and price declines for securities in the portfolios we manage;

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

•
Investment performance. Our ability to deliver strong investment performance depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis, our investment performance could be adversely affected. The risk that sufficient appropriate investment opportunities may be unavailable is influenced by a number of factors including general market conditions. If our portfolios perform poorly, even over the short-term, as compared with our competitors or applicable third-party benchmarks, or the rankings of mutual funds we manage decline, we may lose existing AUM and have difficulty attracting new assets; and

•
Competition from passive strategies. There has been an increasing preference for passive investment products, such as index and exchange-traded funds ("ETFs") over active strategies managed by asset managers. If this market preference continues, existing and prospective clients may choose to invest in passive investment products, our growth strategy may be impaired and our AUM may be negatively impacted.

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
Our mutual fund and collective investment trust relationships may be terminated or not renewed for any number of reasons. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by such fund’s board, including by its independent members. Similarly, our investment management agreements with the collective investment trusts may be terminated at any time by Exeter Trust Company's board of directors, which includes independent members. As of December 31, 2019, mutual fund and collective investment trust relationships represent 30% of our AUM and 31% of our revenue for the year ended December 31, 2019.
The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have an adverse effect on our business. During the fiscal year ended December 31, 2019, other than our relationship with the Fund, there were no customers that provided over 10 percent of our total revenue.

We may not realize the expected benefits from our restructuring plan and other operational improvement initiatives relating to our strategic review of our business.
We commenced a strategic review of our business upon the appointment of our new Chief Executive, Marc Mayer, in early 2019. Our comprehensive review resulted in changes to our overall distribution strategy, our suite of investment offerings, and our operational platform. The objective of this review was to improve financial results for stockholders and investment results for clients by more clearly prioritizing our strengths, eliminating distractions and sub-scale offerings, and increasing productivity across the firm through improved technology. As a result of this strategic review, we incurred approximately
$11.1 million of strategic restructuring and transaction costs (excluding a $2.9 million gain on the sale of PPI). These charges consisted of $3.4 million of employee severance costs and $7.7 million of other operating costs, which included approximately $6.3 million of impairment charges stemming from the write-off of existing contracts that we will not be utilizing as we move forward with a new third-party service provider to leverage its platform in an effort to expand our digital capabilities. We will likely incur additional costs in the future as a result of this strategic review. There can be no assurance that the costs of undertaking our operational improvement initiatives will be offset by future earnings that may result from the improvements, and it is possible that we will not realize the expected benefits from our operational improvement initiatives to the extent we anticipate or at all.
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
Difficult market conditions can adversely affect our strategies in many ways, including by negatively impacting their performance and reducing their ability to raise or deploy capital, which could materially reduce our revenues and adversely affect our business, financial condition or results of operations.
Significant disruptions and volatility in the global financial markets and economies could impair the investment performance of our strategies. Although we seek to generate consistent, positive, absolute returns across all market cycles, our strategies have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, concerns related to unpredictable global market and economic factors, uncertainty in U.S. federal fiscal, tax, trade or regulatory policy and the fiscal, tax, trade or regulatory policy of foreign governments, rising interest rates, inflation or deflation, the availability of credit, performance of financial markets, terrorism, natural or biological catastrophes, public health emergencies including the current coronavirus outbreak, or political uncertainty.
A general market downturn, a specific market dislocation or deteriorating economic conditions may cause a material reduction in our revenues and adversely affect our business, financial condition or results of operations by causing:

•	A decline in AUM, resulting in lower management fees and incentive income.

•	An increase in the cost of financial instruments, executing transactions or otherwise doing business.

•	Lower or negative investment returns, which may reduce AUM and potential incentive income.

•	Reduced demand for assets held by our funds, which would negatively affect our funds’ ability to realize value from such assets.

•	Increased investor redemptions or greater demands for enhanced liquidity or other terms, resulting in a reduction in AUM, lower revenues and potential increased difficulty in raising new capital.

Furthermore, while difficult market and economic conditions and other factors can potentially increase investment opportunities over the long term, such conditions and factors also increase the risk of increased investment losses and additional regulation, which may impair our business model and operations. Our strategies may also be adversely affected by difficult market conditions if we fail to assess the adverse effect of such conditions, which would likely result in significant reductions in the returns of those strategies. Moreover, challenging market conditions may prompt industry-wide reductions in fees. In response to competitive pressures or for any other reason, we may reduce or change our fee structures, which could reduce the amount of fees and income that we may earn relative to AUM.
An investment in our Class A common stock is not an alternative to investing in our strategies, and the returns of our strategies should not be considered as indicative of any returns expected on our Class A common stock, although if our strategies perform poorly, our revenue could be materially adversely impacted, which may in turn impact the returns on our Class A common stock.
The returns on our Class A common stock are not directly linked to the historical or future performance of our investment strategies. Even if our strategies experience positive performance and our AUM increases, holders of our Class A common stock may not experience a corresponding positive return on their Class A common stock.

However, poor performance of our strategies could cause a decline in our revenues, and may therefore have a negative effect on our performance and the returns on our Class A common stock. If we fail to meet the expectations of our clients or otherwise experience poor performance, whether due to difficult economic and financial conditions or otherwise, our ability to retain existing AUM and attract new clients could be materially adversely affected. In turn, the fees that we would earn would be reduced and our business, financial condition or results of operations would suffer, thus negatively impacting the price of our Class A common stock. Furthermore, even if the investment performance of our strategies is positive, our business, financial condition or results of operations and the price of our Class A common stock could be materially adversely affected if we are unable to attract and retain additional AUM consistent with our past experience, industry trends or investor and market expectations.
The loss of key investment and sales professionals, members of our senior management team, or difficulty integrating new executives, could have an adverse effect on our business.
We depend on the skills, expertise and institutional knowledge of our key employees, including qualified investment and sales professionals and members of our senior management team, and our success depends on our ability to retain such key employees. Our investment professionals possess substantial experience in investing and have been primarily responsible for the historically attractive investment performance we have achieved. We particularly depend on our executive officers as well as senior members of our research department. In 2019, we experienced a headcount reduction from 366 to 307 employees as part of our restructuring plan relating to our strategic review of our business. This and any future reductions to headcount may result in the loss of expertise and institutional knowledge and could adversely affect our business.
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
Competition for qualified investment, sales and top level management professionals is intense. Attracting qualified personnel, including top level management, may take time and we may fail to attract and retain qualified personnel including top level management in the future. Our ability to attract and retain our executive officers and other key employees will depend heavily on our business strategy, corporate culture and the amount and structure of compensation. We have historically utilized a compensation structure that uses a combination of cash and equity-based incentives as appropriate. However, our compensation may not be effective to recruit and retain the personnel we need if our overall compensation packages are not competitive in the marketplace. Any cost-reduction initiative or adjustments or reductions to compensation could negatively impact our ability to retain key personnel, as could changes to our management structure, corporate culture and corporate governance arrangements.
We may be required to reduce the fees we charge, or our fees may decline due to changes in our AUM composition, which could have an adverse effect on our profit margins and results of operations.
Our current fee structure may be subject to downward pressure due to a variety of factors, including a trend in recent years toward lower fees in the investment management industry. We may be required to reduce fees with respect to both the separate accounts we manage and the mutual funds and collective trust funds we advise. We may charge lower fees in order to attract future new business, which may result in us having to also reduce our fees with respect to our existing business. During the first quarter of 2019, we completed the effort of restructuring fees for many of our mutual funds and collective trust vehicles. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional business in the future. The fee restructuring reduced the management fees on our existing business, and may fail to attract additional business sufficient to offset any reduction in related operating expenses. Any further fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

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
Our business is primarily focused in certain targeted geographic regions making us vulnerable to risks associated with having geographically concentrated operations.

Although our client base is national, we are primarily focused in certain targeted geographic regions, including the northeastern and southeastern regions of the United States. Furthermore, our review of our intermediary and institutional distribution strategy resulted in changes to our territory coverage and servicing efforts in order to more effectively service our existing clients with our team, while concentrating on geographies with the greatest chances for growth. This could have the effect of increasing the risks associated with having geographically concentrated operations. Our business, financial condition and results of operations may be susceptible to regional economic downturns and other regional factors.
Several of our portfolios involve investing principally in the securities of non-U.S. companies, which involve foreign currency exchange risk, and tax, political, social and economic uncertainties and risks.
As of December 31, 2019, approximately 23% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. An increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have earned in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have earned are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2019 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings earned at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
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
Investments in our mutual funds made through third-party intermediaries, as opposed to mutual fund investments resulting from sales by our own representatives can be more easily moved to investments in funds other than ours. Third-party intermediaries are attractive to investors because of the ease of accessibility to a variety of funds, but this causes the investments to be more sensitive to fluctuations in performance, especially in the short-term. If we were unable to retain the assets of our mutual funds held through third-party intermediaries, our AUM would be reduced. As a result, our revenues could decline and our business, results of operations and financial condition could be materially adversely affected.
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

When clients retain us to manage assets on their behalf, they generally specify certain guidelines regarding investment allocation that we are required to follow in managing their portfolios. We are also required to invest the mutual funds’ assets in accordance with limitations under the 1940 Act, and applicable provisions of the IRC. Other clients, such as plans subject to ERISA, or non-U.S. funds, require us to invest their assets in accordance with applicable law. Our failure to comply with any of these guidelines and other limitations could result in losses to clients or investors in our products which, depending on the circumstances, could result in our obligation to make clients whole for such losses. If we believed that the circumstances did not justify a reimbursement, or clients believed the reimbursement we offered was insufficient, clients could seek to recover damages from us, withdraw assets from our products or terminate their investment management agreement with us. Any of these events could harm our reputation and adversely affect our business.
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
A failure to effectively maintain, enhance and modernize our information technology systems, and effectively develop and deploy new technologies, could adversely affect our business.
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner and to develop new technologies and capabilities in pursuit of our long-term strategy. We recently selected InvestCloud to lead our digital transformation, and will utilize InvestCloud's full suite of applications in order to deliver what we believe will be the best possible experience for our clients and partners. The multi-phased conversion will focus on enhancing the digital client experience, streamlining back-office processes, and centralizing performance data and reporting. Additionally, as part of the InvestCloud implementation, we will substantially re-engineer many of our business processes.
Some technology development initiatives are long-term in nature, may negatively impact our financial results as we invest in the initiatives, may cost more than anticipated to complete, or may not be completed. Additionally, our technology initiatives may be more costly or time-consuming than anticipated, may not deliver the expected benefits upon completion, and may need to be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we fail to maintain or enhance our existing information technology systems or if we were to experience failure in developing and implementing new technologies, our relationships, reputation, ability to do business with our clients and our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data. We have been required to make significant capital expenditures to update our technology infrastructure, and we may incur the costs described above as we deploy this new technology.

Failure to implement effective information and cyber security policies, procedures and capabilities, or cybersecurity breaches of software applications and other technologies on which we rely, could disrupt operations and cause financial losses that could result in a decrease in earnings and reputational harm.
We are dependent on the effectiveness of our, and third party software vendors', information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. Breach or other failure of our technology systems, including those of third parties with which we do business, or failure to timely and effectively identify and respond to any such breach or failure, could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the incident, additional security costs to mitigate against future incidents, increased insurance premiums, and litigation costs resulting from the incident. Moreover, loss of confidential customer information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues. Ultimately, a cyberattack can damage our competitiveness, stock price and long-term stockholder value. Recent well-publicized security breaches at other companies have led to enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyberattacks, and may in the future result in heightened cybersecurity requirements, including additional regulatory expectations for oversight of vendors and service providers.
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

There have been a number of highly publicized regulatory inquiries that have focused on the investment management industry. These inquiries have resulted in increased scrutiny of the industry and new rules and regulations for mutual funds and investment managers. This regulatory scrutiny may limit our ability to engage in certain activities that might be beneficial to our stockholders. Further, adverse results of regulatory investigations of mutual fund, investment advisory and financial services firms could tarnish the reputation of the financial services industry generally and mutual funds and investment advisers more specifically, causing investors to avoid further fund investments or redeem their account balances. Redemptions would decrease our AUM, which would reduce our advisory revenues and net income.
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
Our industry is increasingly becoming subject to rapid changes in technology that may alter historical methods of doing business.
The financial industry continues to be impacted by innovation, technological changes, and changing customer preferences, including the emergence of “FinTech” companies and the deployment of new technologies based on artificial intelligence and machine learning that are becoming increasing competitive with and may disrupt more traditional business models. If we do not effectively anticipate and adapt to these changes it could limit our ability to compete, decrease the value of our products to clients, and adversely affect our business and results of operations.
Our business could also be affected by technological changes in the industries that represent our target markets, including tasks/roles that are currently performed by people being replaced by automation, artificial intelligence, or other advances outside of our control, which could impact national brokerage firm representatives or independent financial advisors, upon which a portion of our revenues are based, and adversely affect our business and results of operations.
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
A terrorist attack, war, power failure, cyber-attack, natural disaster, pandemic or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and earnings by:

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
Risks Related to Our Structure
William Manning and our current and former employee owners, beneficially own approximately 81% of Manning & Napier Group as of December 31, 2019, which may give rise to conflicts of interest; failure to properly address these or other conflicts of interests could harm our reputation, business and results of operations.
Our current and former employee owners, including William Manning, directly and through their ownership of M&N Group Holdings ("M&N Group Holdings") and Manning & Napier Capital Company, LLC ("MNCC"), indirectly hold approximately 81% of the ownership interests in Manning & Napier Group as of December 31, 2019 which, as discussed elsewhere, is our sole source of revenue. M&N Group Holdings and MNCC are entities controlled by William Manning, who, through his ownership indirectly owns a total of approximately 78% of the ownership interests in Manning & Napier Group. All of the other owners of interests in M&N Group Holdings and MNCC are current or former management team members of ours. Through William Manning and our current and former employee owners' economic interest, they may receive payments from Manning & Napier under the tax receivable agreement entered into with them at the time of the reorganization transactions and the proceeds they may receive as a result of M&N Group Holdings and MNCC exchanging the interests attributable to them in Manning & Napier Group for cash or, at our election, shares of our Class A common stock and, in the case of exchanges for shares of our Class A common stock, from selling such Class A common stock. As a result, William Manning and our current and former employee owners' economic interests may conflict with the interests of Manning & Napier and its public stockholders.
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
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. We have recorded the estimated impacts of the Tax Cuts and Jobs Act on the liability under the tax receivable agreement. Assuming no new material changes in the relevant tax law, the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us is approximately $20.4 million as of December 31, 2019. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $17.5 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.

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
Payments under the tax receivable agreement, if any, will be made pro rata among all tax receivable agreement holders entitled to payments on an annual basis to the extent we have sufficient taxable income to utilize the increased depreciation and amortization expense. The availability of sufficient taxable income to utilize the increased depreciation and amortization expense will not be determined until such time as the financial results for the year in question are known and tax estimates prepared. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and in some instances, will accrue interest until paid.
In certain cases, payments under the tax receivable agreement to holders of Manning & Napier Group units may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement.
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2019, we estimate that we would be required to pay up to approximately $22.8 million in the aggregate, which assumes the exchange of 62,034,200 units of Manning & Napier Group held by those other than us under the tax receivable agreement.
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
William Manning and our other owners directly and indirectly own interests in M&N Group Holdings and directly own interests in MNCC, and they will have the right to exchange and cause M&N Group Holdings and MNCC to exchange, as applicable, such interests for cash or an aggregate of 62,034,200 shares of our Class A common stock as of December 31, 2019, pursuant to the terms of an exchange agreement; future sales of such shares in the public market, or the perception that such sales may occur, could lower our stock price.
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
We have 15,956,526 shares of Class A common stock outstanding as of December 31, 2019. We have entered into an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company and, subject to certain restrictions, are entitled to exchange such units for an aggregate of up to 62,034,200 shares of our Class A common stock as of December 31, 2019, subject to customary adjustments. The holders of any units of Manning & Napier Group will also become parties to the exchange agreement and, pursuant to the terms of the exchange agreement, we may also purchase or exchange such units for shares of our Class A common stock. We are party to a registration rights agreement pursuant to which the shares of Class A common stock issued upon such exchanges are eligible for resale, subject to certain limitations set forth therein.
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
We may issue shares of our Class A common stock or units of Manning & Napier Group in connection with future acquisitions or grants under the Manning & Napier 2011 Equity Compensation Plan (the "Equity Plan"). If we grant exchange rights with respect to the issuance of the units of Manning & Napier Group that allow its holder to exchange such units for shares of our Class A common stock, stockholders will incur dilution in the percentage of the issued and outstanding shares of Class A common stock that are owned at such time.
If we fail to comply with our public company financial reporting and other regulatory obligations, including the Continued Listing Criteria of the New York Stock Exchange, our business and stock price could be adversely affected.
We are subject to the Continued Listing Criteria of the New York Stock Exchange (“NYSE”). In order for our Class A common stock to continue trading on the NYSE, we must maintain certain share prices, numbers of stockholders and corporate governance standards, including obtaining the approval of our stockholders prior to issuing shares in excess of 20% of the voting power outstanding before that issuance. If we are unable to meet any of these standards, our Class A common stock may no longer trade on the NYSE, which would adversely impact the trading market for our shares and liquidity for our stockholders and may adversely impact our business. If our Class A common stock does not maintain an average closing price of $1.00 or more over any consecutive 30 trading-day period, the NYSE may delist our Class A common stock for failure to maintain compliance with the NYSE price criteria listing standards. To regain compliance, we may be forced to take corporate actions, such as a reverse stock split,
Specifically, in the event that our stock price falls below the minimum share price, we may fall out of compliance with the NYSE listing standards and to regain compliance we may be forced to take corporate actions, such as a reverse stock split, to regain compliance, which may adversely impact the trading market for our shares and liquidity. Additionally, if the holders of units of Manning & Napier Group exercise their rights under our exchange agreement with M&N Group Holdings and MNCC, we would be required to issue up to 62,034,200 shares of our Class A common stock to those holders if we were unable to pay them in cash. We believe that prior stockholder approval for such a transaction was obtained at the time of our initial public offering. If the NYSE disagrees with our analysis, the NYSE may seek to discontinue trading of our Class A common stock.
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
Market for the Registrant’s Common Equity
Our Class A common stock is traded on the New York Stock Exchange under the symbol “MN”. There are no outstanding shares of our Class B common stock.
Holders
As of March 9, 2020 there were 26 holders of record of our Class A common stock. A substantial number of holders of our Class A common stock are held in “street name” and thereby held of record by depositories, banks, brokers, and other financial institutions.
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
Item 6.         Selected Financial Data.
As a smaller reporting company, we are not required to provide this information.
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
Market Developments
Global equity performance was strong in 2019, with the major gains driven by an easing of several key risks that had been acting as an overhang on markets. Growth in U.S. equities was particularly strong, although international markets experienced solid gains as well. Within the U.S., small-cap stocks slightly outperformed large-cap stocks, and stylistically, growth again outperformed value, continuing a multi-year trend.
Regarding fixed income, performance was good for the year as falling interest rates provided a boost to bond market returns, although we expect low starting yields to create a challenging long-term environment for fixed income investors. Going forward, elevated valuations and slow economic growth are likely to challenge long-run returns. Given today’s muted market backdrop, we believe an active investment approach may become an increasingly attractive approach to meeting financial goals and objectives.
Business Review
We commenced a strategic review of our business upon the appointment of our new Chief Executive Officer, Marc Mayer, in early 2019. Our review was comprehensive in nature, and resulted in changes to our overall distribution strategy, our suite of investment offerings, and our operational platform. The objective of this review was to improve financial results for shareholders and investment results for clients by more clearly prioritizing our strengths, eliminating distractions and sub-scale offerings, and increasing productivity across the firm through improved technology.

We have enhanced our distribution efforts under the direction of our two new sales heads, with Greg Woodard leading the Wealth Management team and Aaron McGreevy leading the Intermediary and Institutional team. During 2019, the Wealth Management team reviewed our strategy to engage both current clients and prospects on our existing suite of advisory service offerings, as well as to add to our existing team of financial consultants and increase our prospecting efforts. This review of our intermediary and institutional distribution strategy resulted in changes to our territory coverage and servicing efforts in order to more effectively service our existing clients with our small team, while concentrating on geographies with the greatest chances for growth.
The review of our investment offerings was focused on eliminating the distraction of sub-scale and underperforming strategies so that the team could continue to focus on generating competitive returns for clients. During 2019, we closed 3 sub-scale or under performing mutual fund offerings and 11 collective investment trusts.
As part of our review of sub-scale product offerings, during 2019, we sold our wholly-owned subsidiary Perspective Partners, LLC (“PPI”), an employee benefits software and service provider to plan sponsors, administrators, and participants to Manning Partners, LLC, an entity owned by William Manning, the Chairman of our Board of Directors. We received $3.1 million of cash proceeds and recorded a $2.9 million gain on the sale.
Our review also included an evaluation of our operational and technology platforms. We concluded our existing processes were overly complicated, in large part due to our legacy, internally-developed technology platform. In December 2019, we announced a new partnership with industry leader InvestCloud. The InvestCloud partnership, in conjunction with other technology enhancements, is a critical step in our digital transformation. We estimate the implementation of our upgraded technology platform will occur during the second half of 2021.
As a result of this strategic review, we incurred approximately $11.1 million of strategic restructuring and transaction costs, excluding the $2.9 million gain on the sale of PPI noted above. These charges consisted of $3.4 million of employee severance costs and $7.7 million of other operating costs, including $6.3 million of charges stemming from the write-off of existing contracts that we will not be utilizing as we move forward with InvestCloud. We will incur additional costs in 2020 relating to implementing the initiatives from this strategic review.
Our Solutions
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts and to mutual funds and collective investment trusts—including those offered by Manning & Napier Advisors, LLC ("MNA"), the Manning & Napier Fund, Inc.(the "Fund"), Exeter Trust Company, and Rainier Investment Management, LLC ("Rainier").
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
Our mutual funds and collective investment trusts are distributed through financial intermediaries, including brokers, financial advisors, retirement plan advisors and platform relationships. We also distribute our mutual fund and collective investment trusts through our institutional representatives, particularly within the defined contribution, Taft-Hartley, and institutional marketplace. Our mutual fund and collective investment trust strategies are an important driver of our blended asset class and single asset class portfolios.
Our assets under management ("AUM") were $19.5 billion as of December 31, 2019. The composition of our AUM by vehicle and portfolio is set forth in the table below:

	December 31, 2019
AUM - by investment vehicle and portfolio:	Blended Asset	Equity	Fixed Income	Total
	(in millions)
Separately managed accounts	$9,501.3	$3,226.8	$916.7	$13,644.8
Mutual funds and collective investment trusts	3,972.0	1,762.0	101.3	5,835.3
Total	$13,473.3	$4,988.8	$1,018.0	$19,480.1

Assets Under Management
During 2019, we changed our distribution strategy following a business review to better capitalize on our strengths. As part of this change, we have adjusted our sales efforts to more distinctly separate the clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. The table below reflects the estimated composition of our assets under management as of December 31, 2019, by sales channel and investment portfolio:

	December 31, 2019
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$7,139.6	$1,291.7	$285.1	$8,716.4
Institutional and Intermediary	$6,333.7	$3,697.1	$732.9	$10,763.7
Total	$13,473.3	$4,988.8	$1,018.0	$19,480.1
Percentage of AUM
Wealth Management	37%	7%	1%	45%
Institutional and Intermediary	33%	18%	4%	55%
Total	70%	25%	5%	100%
Percentage of portfolio by channel
Wealth Management	53%	26%	28%	45%
Institutional and Intermediary	47%	74%	72%	55%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	82%	15%	3%	100%
Institutional and Intermediary	59%	34%	7%	100%
Our wealth management channel represented 45% our total AUM as of December 31, 2019. Blended portfolios are the most significant portion of wealth management assets, representing 82% of wealth management AUM. Equity and fixed income portfolios represent 15% and 3% respectively, of wealth management AUM.
Our institutional and intermediary channel represented 55% of our total AUM as of December 31, 2019. Blended portfolios are also the largest portion of institutional and intermediary assets at 59% of AUM, followed by equity and fixed income portfolios at 34% and 7%, respectively.
As of December 31, 2019, blended portfolios account for 70% of our total AUM at $13.5 billion, consistent with blended portfolio AUM at December 31, 2018. Blended portfolio AUM is similar across both distribution channels, with 53% in wealth management and 47% in institutional and intermediary. Equity portfolios account for 25% of our total AUM, at $5.0 billion, a 9% decrease from December 31, 2018, when equity portfolios were at $5.5 billion. Of equity portfolio AUM, 74% is in the institutional and intermediary channel, and 26% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.0 billion, a 10% decrease from December 31, 2018, when fixed income assets were $1.1 billion. Consistent with equity portfolio AUM, the majority of fixed income assets come through the institutional and intermediary channel at 72% and 28% of fixed income AUM is in the wealth management channel.
Our separate accounts contributed 55% of our total gross client inflows for the year ended December 31, 2019 and represented 70% of our total AUM as of December 31, 2019.
Our separate account business has historically been driven primarily by our wealth management channel, where financial consultants form a relationship with high-net-worth investors, endowments, foundations, and retirement plans. The wealth management sales channel contributed 67% of the total gross client inflows for our separate account business for the year ended December 31, 2019 and represented 56% of our total separate account AUM as of December 31, 2019. We anticipate this channel to continue to be the largest driver of new separate account business going forward, given their high-net-worth and advisory client-type focus.

During the year ended December 31, 2019, blended asset portfolios represented 51% of the separate account gross client inflows from the wealth management sales channel, while equity and fixed income portfolios represented 45% and 4%, respectively. As of December 31, 2019, blended asset and equity portfolios represented 81% and 15%, respectively, of total wealth management separate account AUM, while our fixed income portfolios were 4%. We expect our focus on individuals, endowments, foundations, and retirement plans to continue to drive interest in our separately managed account investment strategies.
We also obtain separate account business from third parties, including financial advisors or unaffiliated registered investment advisor programs or platforms. During the year ended December 31, 2019, 33% of the total gross client inflows for separate accounts came from financial advisor representatives and registered investment advisor platforms. The institutional and intermediary sales channel collectively represented 44% of our separate account AUM as of December 31, 2019.
New separate account business through the institutional and intermediary sales channel flowed into both our blended asset and equity portfolios. During the year ended December 31, 2019, blended asset, equity, and fixed income portfolios represented 45%, 45%, and 10%, respectively, of the separate account gross client inflows from the institutional and intermediary sales channel. As of December 31, 2019, 59% of our total AUM derived from institutions and intermediaries was allocated to blended asset portfolios, with 34% allocated to equity and 7% allocated to fixed income. We expect that equity and fixed income portfolios may see additional interest from intermediaries over time as more advisors structure a multi-strategy portfolio for their clients.
Our annualized separate account retention rate across all channels was 83% during the year ended December 31, 2019, a small decrease from our historical retention rate, which was 86% for the year ended December 31, 2018.
Our mutual funds and collective investment trusts contributed 45% of our total gross client inflows for the year ended December 31, 2019 and represented 30% of our total AUM as of December 31, 2019. As of December 31, 2019, our mutual fund and collective investment trust AUM consisted of 68% from blended asset portfolios, 30% from equity portfolios and 2% from fixed income portfolios, compared to 70%, 28% and 2% for blended asset, equity and fixed income portfolios, respectively, as of December 31, 2018. During the year ended December 31, 2019, 59%, 36% and 5% of mutual fund and collective gross client inflows were attributable to blended assets, equity and fixed income portfolios, respectively.
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
We also have relationships with consultants and manager research teams at platforms in order to distribute our funds within advisory programs, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 245 dealer relationships. These relationships are important to our retail business as well as our 401(k) life cycle and institutional business.
Through the institutional and intermediary channel, our representatives promote our portfolios to large institutional clients with which we have direct relationships, as well as consultants. Additionally, we have relationships with middle-market and large market defined contribution plan sponsors seeking to use our life cycle mutual funds and collective investment trusts as default options on their investment menu. In the wealth management channel, we may see additional interest in our mutual funds and collective investment trust strategies through both blended and single-asset class portfolios based on the needs of the clients.
Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2019 and 2018.
Components of Results of Operations
Overview
Our operating results are heavily influenced by the absolute returns generated by global financial markets. In addition, an important distinguishing factor is the relative performance of our various investment strategies. All of our investment processes are based on the fundamental belief that active management is the best investment approach for helping clients meet long-term goals and objectives. As an active manager, we regularly maintain a high active share across many of our key strategies, and at times, these strategies experience performance that meaningfully deviates from market benchmarks. When performance is strong, this can cause us to experience sizeable inflows in AUM, and when performance is weak, we can experience outflows in AUM.
In addition, other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.
Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our investment vehicles for the years ended December 31, 2019 and 2018:

	Separately managed accounts	Mutual funds and collective investment trusts	Total	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in millions)
As of December 31, 2018	$13,792.1	$6,371.5	$20,163.6	68%	32%	100%
Gross client inflows (1)	1,494.0	1,235.1	2,729.1
Gross client outflows (1)	(4,244.5)	(2,968.2)	(7,212.7)
Acquired/(disposed) assets	—	—	—
Market appreciation/(depreciation) & other (2)	2,603.2	1,196.9	3,800.1
As of December 31, 2019	$13,644.8	$5,835.3	$19,480.1	70%	30%	100%
Average AUM for the period	$14,276.1	$6,201.1	$20,477.2

As of December 31, 2017	$16,856.6	$8,256.6	$25,113.2	67%	33%	100%
Gross client inflows (1)	1,637.0	1,965.2	3,602.2
Gross client outflows (1)	(4,078.1)	(3,093.4)	(7,171.5)
Acquired/(disposed) assets	—	(251.6)	(251.6)
Market appreciation/(depreciation) & other (2)	(623.4)	(505.3)	(1,128.7)
As of December 31, 2018	$13,792.1	$6,371.5	$20,163.6	68%	32%	100%
Average AUM for the period	$15,596.5	$7,333.3	$22,929.8
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2019 and 2018:

	Blended Asset		Equity		Fixed Income		Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2018	$13,532.2	—	$5,501.9	—	$1,129.5	—	$20,163.6	67%	27%	6%	100%
Gross client inflows (1)	1,431.4		1,105.0		192.7		2,729.1
Gross client outflows (1)	(3,754.4)		(3,071.1)		(387.2)		(7,212.7)
Acquired assets/(disposed) assets	—		—		—		—
Market appreciation/(depreciation) & other (2)	2,264.1		1,453.0		83.0		3,800.1
As of December 31, 2019	$13,473.3		$4,988.8		$1,018.0		$19,480.1	69%	26%	5%	100%
Average AUM for period	$13,577.5		$5,816.3		$1,083.4		$20,477.2

As of December 31, 2017	$15,666.6		$8,120.6		$1,326.0		$25,113.2	69%	26%	5%	100%
Gross client inflows (1)	1,943.9		1,477.4		180.9		3,602.2
Gross client outflows (1)	(3,638.4)		(3,134.4)		(398.7)		(7,171.5)
Acquired assets/(disposed) assets	—		(251.6)		—		(251.6)
Market appreciation/(depreciation) & other (2)	(439.9)		(710.1)		21.3		(1,128.7)
As of December 31, 2018	$13,532.2		$5,501.9		$1,129.5		$20,163.6	67%	27%	6%	100%
Average AUM for period	$14,873.2		$6,844.4		$1,212.2		$22,929.8

________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

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
We serve as the investment adviser for the Fund, Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds designed to meet the needs of a range of institutional and other investors.The collective investment trusts are for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $5.8 billion, or 30%, of our AUM as of December 31, 2019. We also serve as the investment advisor to all of our separately managed accounts, managing $13.6 billion, or 70%, of our AUM as of December 31, 2019, including assets managed as a sub-advisor to pooled investment vehicles. For the years ended December 31, 2019 and 2018, our revenue earned from clients located in the United States was 99% and 98%, respectively.
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
During the first quarter of 2019, we completed the effort to restructure fees for many of our mutual fund and collective trust vehicles. The impacts on our overall revenue margins and operating expenses are described below in the discussion of results for the year ended December 31, 2019.

Operating Expenses
Our largest operating expenses are employee compensation and related costs, and to a lesser degree, distribution, servicing and custody expenses, discussed further below, with a significant portion of these expenses varying in a direct relationship to our absolute and relative investment management performance, as well as AUM and revenues. We review our operating expenses in relation to the investment market environment and changes in our revenues. However, we are generally willing to make expenditures as necessary, even when faced with declining rates of growth in revenues in order to support our investment products, our client service levels, strategic initiatives and our long-term value.

•
Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals, compensation issued under our long-term incentive plan as well as equity compensation. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets and variations in the level of our AUM and revenues. These costs are also impacted by the number of awards granted under our equity plan and the amount of deferred cash awards granted under our long-term incentive plan. Incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over historical time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary, in part, based on absolute and relative investment performance.

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various intermediaries for distribution, shareholder servicing, administrative servicing and custodial services. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries. During the first quarter of 2019, we completed the effort, begun in 2017, of restructuring fees across our mutual funds. The financial impacts were a reduction in the management fees on existing business, and an offsetting reduction in related distribution, servicing and custody expenses. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future.

•
Other operating costs. Other operating costs include accounting, legal and other professional service fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, changes in liability under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A units of Manning & Napier Group, gains (losses) related to investment securities sales and changes in values of those investment securities designated as equity investments, at fair value and gain on sale of business.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 19.2% in Manning & Napier Group as of December 31, 2019, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Accounting Policies and Estimates
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and the related rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Accordingly, actual results could differ from these estimates or assumptions and may have a material effect on the consolidated financial statements.
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
These policies and our procedures related to these policies are described in detail below. Please also refer to the notes to our consolidated financial statements included elsewhere in this report for further discussion of our accounting policies.
Revenue Recognition
Investment Management: Investment management fees are computed as a percentage of AUM. Our performance obligation is a series of services that form part of a single performance obligation satisfied over time.
Separately managed accounts are paid in advance, typically for a semi-annual or quarterly period, or in arrears, typically for a monthly or quarterly period. When investment management fees are paid in advance, we defer the revenue as a contract liability and recognize it over the applicable period. When investment management fees are paid in arrears, we estimate revenue and record a contract asset (accrued accounts receivable) based on AUM as of the most recent month end date.
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
Distribution and shareholder servicing: We receive distribution and servicing fees for providing services to our affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM. The performance obligation is a series of services that form part of a single performance obligation satisfied over time. We have agreements with third parties who provide distribution and administrative services for our mutual funds. The agreements are evaluated to determine whether revenue should be reported gross or net of payments to third-party service providers. We control the services provided and act as a principal in the relationship. Therefore, distribution and shareholder servicing revenue is recorded gross of fees paid to third parties.
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

The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2019 AUM	$11,147	$8,333	$—	$19,480
December 31, 2018 AUM	$9,153	$11,011	$—	$20,164
Substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, and we believe market risk is the most significant risk underlying valuation of our AUM, as discussed in this Form 10-K under “Item 1A. Risk Factors”.
All other revenue earned by us is recognized on a GAAP accounting basis as earned per the terms of the specific contract.
Consolidation
We assess each legal entity in which we hold a variable interest to determine whether consolidation is appropriate at the onset of the relationship and upon certain reconsideration events. We determine whether we have a controlling financial interest in the entity by evaluating whether the entity is a voting interest entity ("VOE") or a variable interest entity ("VIE") under GAAP. Assessing whether an entity is a VOE or VIE and if it requires consolidation involves judgment and analysis. Factors considered in this assessment include an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a VIE. When utilizing the VOE model, controlling financial interest is generally defined as majority ownership of voting interests.
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
We make initial seed investments in sponsored investment portfolios to develop new products and services for our clients. The original seed investment may be held in a separately managed account, comprised solely of our investments, or within a mutual fund, where our investment may represent all or only a portion of the total equity invested in the mutual fund. We evaluate our seed investments on a regular basis and consolidate such mutual funds for which we hold a controlling financial interest. When we no longer hold a financial controlling interest, we deconsolidate the fund and classify the remaining investment as either an equity method investment or as equity investments, at fair value, as applicable.
As of December 31, 2019, Manning & Napier holds an economic interest of approximately 19.2% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, we consolidate the financial results of Manning & Napier Group and record a noncontrolling interest on our consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC.
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
The annual test of goodwill indicated that there were no facts or circumstances occurring in 2019 suggesting possible impairment. The impairment tests included certain underlying key assumptions regarding future overall market trends and our operating performance. If actual future market results and our operating performance vary unfavorably to those included in our financial forecast, we may be subject to impairment charges related to its goodwill.
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2019, we have not recorded a valuation allowance on deferred tax assets. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
At December 31, 2019, we have recorded a total liability of $17.5 million, representing the payments due to the selling unit holders under the TRA. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies - Recent accounting pronouncements," included in Item 8 of Part II of this Form 10-K.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Period-to-Period
	2019	2018	$	%
	(in millions)
Separately managed accounts
Beginning assets under management	$13,792.1	$16,856.6	$(3,064.5)	(18)%
Gross client inflows (1)	1,494.0	1,637.0	(143.0)	(9)%
Gross client outflows (1)	(4,244.5)	(4,078.1)	(166.4)	(4)%
Acquired/(disposed) assets	—	—	—	—%
Market appreciation/(depreciation) & other (2)	2,603.2	(623.4)	3,226.6	518%
Ending assets under management	$13,644.8	$13,792.1	$(147.3)	(1)%
Average AUM for period	$14,276.1	$15,596.5	$(1,320.4)	(8)%
Mutual funds and collective investment trusts
Beginning assets under management	$6,371.5	$8,256.6	$(1,885.1)	(23)%
Gross client inflows (1)	1,235.1	1,965.2	(730.1)	(37)%
Gross client outflows (1)	(2,968.2)	(3,093.4)	125.2	4%
Acquired/(disposed) assets	—	(251.6)	251.6	100%
Market appreciation/(depreciation) & other (2)	1,196.9	(505.3)	1,702.2	337%
Ending assets under management	$5,835.3	$6,371.5	$(536.2)	(8)%
Average AUM for period	$6,201.1	$7,333.3	$(1,132.2)	(15)%
Total assets under management
Beginning assets under management	$20,163.6	$25,113.2	$(4,949.6)	(20)%
Gross client inflows (1)	2,729.1	3,602.2	(873.1)	(24)%
Gross client outflows (1)	(7,212.7)	(7,171.5)	(41.2)	(1)%
Acquired/(disposed) assets	—	(251.6)	251.6	100%
Market appreciation/(depreciation) & other (2)	3,800.1	(1,128.7)	4,928.8	437%
Ending assets under management	$19,480.1	$20,163.6	$(683.5)	(3)%
Average AUM for period	$20,477.2	$22,929.8	$(2,452.6)	(11)%
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on AUM, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The total AUM decrease of $0.7 billion, or 3%, to $19.5 billion at December 31, 2019 from $20.2 billion at December 31, 2018 was attributable to net client outflows of $4.5 billion, partially offset by $3.8 billion of market appreciation and other changes. Net client outflows consisted of approximately $2.8 billion of net outflows from separate accounts and $1.7 billion from mutual funds and collective investment trusts. By portfolio, the rates of change in AUM from December 31, 2018 to December 31, 2019 consisted of a $0.5 billion, or 9.3% decrease in our equity portfolio, and a $0.1 billion, or 0.4% decrease in our blended asset portfolio.
While many of our key strategies achieved competitive relative returns in 2019, we attribute our 2019 net cash outflows to challenging three and five year annualized returns in many of the strategies included in our blended asset portfolios. We believe that our ability to improve cash flows going forward will depend on our ability to sustain the improved investment performance we achieved over the past year and execute on our strategic initiatives focused on gathering and retaining client assets.

The composition of our AUM was 70% in separate accounts and 30% in mutual funds and collective investment trusts as of December 31, 2019, a shift from 68% in separate accounts and 32% in mutual funds and collective investment trusts at December 31, 2018. The composition of our AUM across portfolios at December 31, 2019 was 69% in blended assets, 26% in equity, and 5% in fixed income, compared to 67% in blended assets, 27% in equity, and 6% in fixed income at December 31, 2018.
With regard to our separate accounts, gross client inflows of $1.5 billion were offset by approximately $4.2 billion of gross client outflows during the year ended December 31, 2019. The $1.5 billion of gross client inflows included $0.7 billion into our blended asset portfolios, $0.7 billion into our equity portfolios and $0.1 billion into fixed income. During the year ended December 31, 2019, 67% of our separate account gross client inflows were derived from our wealth management channel with 58% representing contributions from existing wealth management relationships. Across both channels, gross client outflows were split with 43% withdrawals from existing accounts and 57% representing client cancellations. Included within the $4.2 billion of client outflows during the year ended December 31, 2019 was a cancellation of a Sub-Advisory relationship during the fourth quarter of 2019 of approximately $1.0 billion. Our blended asset and equity portfolios experienced net client outflows of approximately $1.8 billion and $2.1 billion, respectively. Our separate account clients redeemed assets at a rate of 31% during the year ended December 31, 2019, compared to a 24% for the year ended December 31, 2018. The annualized separate account retention rate was 83% for the year ended December 31, 2019 a slight decrease from 86% for the year ended December 31, 2018.
Net client outflows of $1.7 billion from our mutual fund and collective investment trusts included gross client inflows of $1.2 billion offset by gross client outflows of $3.0 billion during the year ended December 31, 2019. Gross client inflows into our blended asset life cycle vehicles, including both risk based and target date strategies, represented $0.7 billion, or 59%, of mutual fund and collective trust fund gross client inflows during the year ended December 31, 2019. Gross client outflows were predominantly driven by cancellations and withdrawals from defined contribution and institutional relationships. With regard to gross client outflows, $1.9 billion, or 65%, of mutual fund and collective investment trust gross client outflows were from blended asset mutual fund and collective trust products.

The following table sets forth our results of operations and other data for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Period-to-Period
	2019	2018	$	%
	(in thousands, except share data)
Revenues
Management Fees
Separately managed accounts	$86,289	$97,123	$(10,834)	(11)%
Mutual funds and collective investment trusts	29,344	41,462	(12,118)	(29)%
Distribution and shareholder servicing	10,227	12,089	(1,862)	(15)%
Custodial services	6,864	7,591	(727)	(10)%
Other revenue	3,277	3,066	211	7%
Total revenue	136,001	161,331	(25,330)	(16)%

Expenses
Compensation and related costs	80,967	87,408	(6,441)	(7)%
Distribution, servicing and custody expenses	12,568	18,175	(5,607)	(31)%
Other operating costs	39,758	32,366	7,392	23%
Total operating expenses	133,293	137,949	(4,656)	(3)%
Operating income	2,708	23,382	(20,674)	(88)%
Non-operating income (loss)
Non-operating income (loss), net	7,597	2,250	5,347	238%
Income before provision for income taxes	10,305	25,632	(15,327)	(60)%
Provision for income taxes	448	2,647	(2,199)	(83)%
Net income attributable to controlling and noncontrolling interests	9,857	22,985	(13,128)	(57)%
Less: net income attributable to noncontrolling interests	8,424	19,788	(11,364)	(57)%
Net income attributable to Manning & Napier, Inc.	$1,433	$3,197	$(1,764)	(55)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.10	$0.21
Diluted	$0.09	$0.21
Weighted average shares of Class A common stock outstanding
Basic	15,216,707	14,623,198
Diluted	77,973,919	14,630,170
Cash dividends declared per share of Class A common stock	$0.08	$0.26

Other financial and operating data
Economic income (1)	$18,529	$25,632	$(7,103)	(28)%
Economic net income (1)	$13,156	$17,430	$(4,274)	(25)%
Economic net income per adjusted share (1)	$0.17	$0.22
Weighted average adjusted Class A common stock outstanding (1)	79,392,456	78,916,638
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report and for a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Separately managed account revenue decreased by $10.8 million, or 11%, to $86.3 million for the year ended December 31, 2019 from $97.1 million for the year ended December 31, 2018. This decrease is driven primarily by an 8%, or $1.3 billion decrease in our average separately managed account AUM for the year ended December 31, 2019 compared to the year ended December 31, 2018. On an annualized basis, our average separately managed account fee for the year ended December 31, 2019 remained consistent at 0.60% when compared to the full year 2018. For both periods our separately managed account standard fees ranged from 0.15% to 1.25% depending upon investment objective and account size. As of December 31, 2019, the concentration of investments in our separately managed account assets was 70% blended assets, 24% equity and 6% fixed income, compared to 65% blended assets, 27% equity and 8% fixed income as of December 31, 2018.
Mutual fund and collective investment trust revenue decreased by $12.1 million, or 29%, to $29.3 million for the year ended December 31, 2019 from $41.5 million for the year ended December 31, 2018. This decrease was driven primarily by a 15%, or $1.1 billion, decrease in our average mutual fund and collective investment trust AUM for the year ended December 31, 2019 compared to the year ended December 31, 2018, coupled with the effects of the mutual fund fee restructure completed in the first quarter of 2019. On an annualized basis, our average fee on mutual fund and collective investment trust products decreased to 0.64% for the year ended December 31, 2019 from 0.73% for the full year 2018. This decrease was due primarily to the restructuring of our funds during 2019. For both periods, management fees earned on our mutual fund and collective investment trust management fees ranged from 0.14% to 0.90%, depending on investment strategy. As of December 31, 2019, the concentration of investments in our mutual fund and collective investment trusts was 68% blended assets, 30% equity and 2% fixed income, compared to 70% blended assets, 28% equity and 2% fixed income as of December 31, 2018.
Distribution and shareholder servicing revenue decreased by $1.9 million, or 15%, to $10.2 million for the year ended December 31, 2019 from $12.1 million for the year ended December 31, 2018. This decrease was driven primarily by the reduction in mutual fund and collective trust average AUM of 15% for the same period.
Custodial services revenue decreased by $0.7 million, or 10%, to $6.9 million for the year ended December 31, 2019 from $7.6 million for the year ended December 31, 2018. The decrease primarily relates to decreases in our collective investment trust AUM.
Operating Expenses
Our operating expenses decreased by $4.7 million, or 3%, to $133.3 million for the year ended December 31, 2019 from $137.9 million for the year ended December 31, 2018.
Compensation and related costs decreased by $6.4 million, or 7%, to $81.0 million for the year ended December 31, 2019 from $87.4 million for the year ended December 31, 2018. The decrease was driven by a 16% reduction in our average workforce and lower variable incentive costs as a result of the reduction in AUM and revenue. This decrease was partially offset by an increase of $2.4 million in 2019 from 2018 attributable to the timing and amount of awards granted under our equity and long-term incentive plans. Employee severance costs decreased by $0.7 million to $3.0 million for the year ended December 31, 2019 from $3.7 million for the year ended December 31, 2018. As a percentage of revenue, compensation and related costs for 2019 were 60%, compared to 54% in 2018.
Distribution, servicing and custody expenses decreased by $5.6 million, or 31%, to $12.6 million for the year ended December 31, 2019 from $18.2 million for the year ended December 31, 2018. The decrease in expense was driven by a 15% decrease in mutual funds and collective investment trusts average AUM during the year ended December 31, 2019 as well as the completion of the Advisor's mutual fund fee restructure during the first quarter of 2019. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.20% for the year ended December 31, 2019, compared to 0.25% for the year ended December 31, 2018.
Other operating costs increased by $7.4 million, or 23%, to $39.8 million for the year ended December 31, 2019 from $32.4 million for the year ended December 31, 2018. The increase during the year ended December 31, 2019 was driven primarily by $6.3 million of expenses recognized during the fourth quarter of 2019 related to our technology upgrade initiatives. During the fourth quarter of 2019, we entered into a contract with a new third-party service provider which will replace an existing license agreement for internal-use software. As a result, we recorded charges of approximately $2.1 million for the impairment of existing internal-use software, $1.0 million for the write-off of associated prepaid license costs, and $3.2 million for future cash obligations under the existing license agreement. The increase in other operating costs over 2018 is also driven by the $2.1 million gain reflected during the year ended December 31, 2018 related to the Company's sale of Rainier U.S. mutual funds, which offset other operating costs in the period. As a percentage of revenue, other operating costs for the year ended December 31, 2019 and 2018 were 29% and 20%, respectively.

Non-Operating Income (Loss)
Non-operating income for the year ended December 31, 2019 was $7.6 million, an increase of $5.3 million, from non-operating income of $2.3 million for the year ended December 31, 2018. The following table reflects the components of non-operating income (loss) for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Period-to-Period
	2019	2018	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(26)	$(49)	$23	(47)%
Interest and dividend income (1)	3,262	2,408	854	35%
Change in liability under tax receivable agreement (2)	(199)	1,341	(1,540)	(115)%
Net gains (losses) on investments (3)	1,677	(1,450)	3,127	(216)%
Gain on sale of business (4)	2,883	—	2,883	*
Total non-operating income (loss)	$7,597	$2,250	$5,347	238%
__________________________

(*)	Variance not calculable.

(1)
The increase in interest and dividend income for the year ended December 31, 2019 compared to 2018 is attributable to an increase in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities.

(2)
The change in the liability under the tax receivable agreement for the respective periods is driven by a change in our effective tax rate during the year ended December 31, 2018 and a corresponding increase or decrease in the payment of the expected tax benefit under the tax receivable agreement.

(3)
The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

(4)	The gain on sale of business during the year ended December 31, 2019 is due to the completion of the sale of PPI on August 30, 2019.
Provision for Income Taxes
The tax provision decreased by $2.2 million, to $0.4 million for the year ended December 31, 2019 from $2.6 million for the year ended December 31, 2018. The change was primarily driven by a decrease in taxable earnings as compared to the prior year.
Supplemental Non-GAAP Financial Information
To provide investors with greater insight into operating results, promote transparency, facilitate comparison of period-to-period results, and to allow a more comprehensive understanding of information used by management in its financial and operational decision-making, we supplement our consolidated statements of operations presented on a GAAP basis with non-GAAP financial measures of earnings.
Beginning with the release of our operating results for the third quarter of 2019, as supplemental information we began providing a new non-GAAP measure, economic income. Management uses economic income, economic net income and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of our business as a whole in the ordinary, ongoing and customary course of its operations. Economic income, economic net income and economic net income per adjusted share are not presented in accordance with GAAP.
Economic income, for periods beginning in and subsequent to January 1, 2019, presents a financial measure of the controlling and non-controlling interests of Manning & Napier Group and excludes from income before provision for income taxes strategic restructuring and transaction costs, net. We define strategic restructuring and transaction costs, net, as items related to our ongoing strategic review focused on the evolution of our distribution strategy and technology initiatives. These include severance-related costs, certain consulting and other professional service fees, lease and other contract termination costs, and gain or loss on sale of a business.
Economic net income is a non-GAAP measure of after-tax operating performance for the controlling and non-controlling interests of Manning & Napier Group and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to Manning & Napier and represents an estimate of income tax expense at an effective rate of 29.0% and 32.0% for the twelve months ended December 31, 2019 and 2018, respectively, reflecting assumed federal, state and local income taxes.
Economic net income per adjusted share is equal to economic net income divided by the total number of adjusted Class A common shares outstanding. The number of adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group, weighted average unvested restricted stock unit, weighted average unvested restricted stock awards and weighted average vested stock options are converted into the Company’s outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. The Company’s management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Investors should consider the non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Additionally, our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth, for the periods indicated, our other financial and operating data:

	Year Ended December 31,
	2019	2018
	(in thousands, except share data)
Economic income (Non-GAAP)	$18,529	$25,632
Economic net income (Non-GAAP)	13,156	17,430
Economic net income per adjusted share (Non-GAAP)	$0.17	$0.22
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	79,392,456	78,916,638
The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2019	2018
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$1,433	$3,197
Add back: Net income attributable to noncontrolling interests	8,424	19,788
Add back: Provision for income taxes	448	2,647
Income before provision for income taxes	10,305	25,632
Add back: strategic restructuring and transaction costs, net (1)	8,224	—
Economic income (Non-GAAP)	18,529	25,632
Adjusted income taxes (Non-GAAP)	5,373	8,202
Economic net income (Non-GAAP)	$13,156	$17,430

Weighted average shares of Class A common stock outstanding - Basic	15,216,707	14,623,198
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group units outstanding (noncontrolling interest)	62,470,304	63,489,881
Weighted average unvested restricted stock units and stock awards	1,705,445	803,559
Weighted average vested stock options	—	—
Weighted average adjusted shares (Non-GAAP)	79,392,456	78,916,638

Economic net income per adjusted share (Non-GAAP)	$0.17	$0.22
__________________________

(1) Strategic restructuring and transaction costs, net, are included in the following financial statement line items of our Consolidated Statements of Operations:

	Year Ended December 31,
	2019	2018
	(in thousands)
Compensation and related costs	$3,406	$—
Other operating costs	7,701	—
Gain on sale of business	(2,883)	—
Total strategic restructuring and transaction costs	$8,224	$—
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
The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$67,088	$59,586
Accounts receivable	$10,182	$11,447
Investment securities	$90,467	$91,190
Amounts payable under tax receivable agreement (1)	$17,521	$18,023
Contingent consideration liability (2)	$—	$—

__________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of the end of each period presented, including the ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Accounting Policies – Payments under the Tax Receivable Agreement” for more information.

(2)
Represents the fair value of additional cash payments related to our acquisition of Rainier of up to $32.5 million over the three-year period ending December 31, 2019, contingent upon Rainier's achievement of certain financial targets.

We have no material assets other than our ownership of Class A units of Manning & Napier Group and, accordingly, will depend on distributions from Manning & Napier Group to pay taxes, operating expenses, and any dividends we may pay. As managing member of Manning & Napier Group, we will determine the timing and amount of any distributions paid to its members. We intend to cause Manning & Napier Group to distribute cash to its members, including us, in an amount sufficient to cover taxes and operating expenses, including dividends, if any, declared by us. If we do cause Manning & Napier Group to make such distributions, M&N Group Holdings, MNCC and any other holders of units of Manning & Napier Group will be entitled to receive equivalent distributions on a pari passu basis.
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
The Company is nearing the completion of the 2020 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.
We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements. Further, we expect that cash on hand, including short-term investments and cash generated by operations will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2019 and 2018. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense, gain on sale of business and of intangible assets, and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes and cash management purposes, gain on sale of intangible assets, gain on sale of business and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by the noncontrolling interests of Manning & Napier Group.

	Years Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$14,965	$22,838
Net cash provided by (used in) investing activities	3,177	(21,508)
Net cash used in financing activities	(10,640)	(20,006)
Net change in cash flows	$7,502	$(18,676)
Operating Activities
Operating activities provided $15.0 million and $22.8 million of net cash for the years ended December 31, 2019 and 2018, respectively. This overall $7.9 million decrease in net cash provided by operating activities was due to a decrease in net income after adjustment for non-cash items of approximately $13.9 million, which was driven by lower revenues resulting primarily from the decrease in our average AUM. This was partially offset by an overall increase of approximately $6.1 million in operating assets and liabilities.
Investing Activities
Investing activities provided $3.2 million and used $21.5 million of net cash for the years ended December 31, 2019 and 2018, respectively. This change was driven by an increase in cash from investing activities of $24.7 million due to our funding of and timing of activity within our investment securities. During the year ended December 31, 2019, we received approximately $3.0 million, net, from the purchase and sale of certain securities for cash management purposes and received approximately $0.1 million of net proceeds from the redemption of certain seeded portfolios during 2019. During the year ended December 31, 2018, we used $21.6 million, net, from the purchase and sale of certain securities for cash management purposes. In addition, we received proceeds from the sale of intangible assets and businesses of approximately $3.1 million during the year ended December 31, 2019, compared to $2.6 million in the same period of 2018. Our purchases of property and equipment were approximately $2.5 million and $2.0 million during the years ended December 31, 2019 and 2018, respectively.
Financing Activities
Financing activities used $10.6 million and $20.0 million of net cash for the years ended December 31, 2019 and 2018, respectively. This overall $9.4 million decrease in net cash used in 2019 compared to 2018 was primarily the result of a reduction in distributions to noncontrolling interests of $7.2 million and dividends paid on Class A common stock of $3.6 million driven by lower net income. These decreases in cash used were partially offset by a $1.1 million increase in cash used in 2019 for the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO of $3.1 million in 2019 compared to $1.9 million in 2018. This increase was due to a higher number of units exchanged in 2019.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2019.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide this information.
Item 8.         Financial Statements and Supplementary Data.
Our consolidated financial statements listed in Item 15 are filed as part of this report on pages F-2 through F-32 and are incorporated by reference in this Item 8.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and our principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on the assessment using those criteria, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
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
Item 9B.     Other Information.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth certain information concerning the current directors and executive officers of the Company. Ages are given as of the date of this Annual Report.

Name	Age	Position(s)	Date of Election
Marc O. Mayer	62	Chief Executive Officer, Director	2019
Paul J. Battaglia	41	Chief Financial Officer	2018
Christopher Briley	49	Chief Technology Officer, Manning & Napier Advisors	2019
Nicole Kingsley Brunner	39	Chief Marketing Officer, Manning & Napier Advisors	2018
Ebrahim Busheri	54	Director of Investments, Manning & Napier Advisors	2015
Aaron McGreevy	45	Managing Director of Institutional & Intermediary Sales	2016
Sarah C. Turner	37	General Counsel & Corporate Secretary	2018
Greg Woodard	50	Managing Director, Wealth Management	2019
William Manning	83	Chairman	2011
Joel Domino	60	Director	2017
Edward George	73	Director	2017
Richard S. Goldberg	67	Director	2014
Barbara Goodstein	59	Director	2012
Robert Kopech	69	Director	2019
Kenneth A. Marvald	57	Director	2017
Edward J. Pettinella	68	Director	2011
Marc O. Mayer has served as our Chief Executive Officer since January 2019. Mr. Mayer has also served as the President of our affiliates Manning & Napier Advisors, LLC ("Manning & Napier Advisors"), Manning & Napier Group, LLC ("Manning & Napier Group"), and Rainier Investment Management, LLC, since January 2019. Prior to joining the Company, Mr. Mayer served as Head of North American Distribution for Schroders in New York, where he was responsible for leading all institutional business initiatives from 2014 to 2018. Prior to Schroders, he served as Chief Executive Officer at GMO LLC, an investment management firm, with over $70 billion in assets under management (“AUM”), from 2009 to 2011. This was preceded by a 20-year tenure at AllianceBernstein, where Mayer rose to the role of Chief Investment Officer of Blend Strategies. In this role, he oversaw $150 billion of AUM in their global asset allocation business. Prior to AllianceBernstein, Mayer was Chief Executive Officer of Sanford C. Bernstein & Co., LLC and also a member of Bernstein’s Board of Directors. Mr. Mayer earned a Bachelor’s degree from Yale University in 1978, and an M.B.A. from Columbia University School of Business in 1983.
Mr. Mayer's qualifications to service on our Board of Directors include his over 30 years of experience in the asset management industry.
Paul J. Battaglia, Jr. has served as our Chief Financial Officer since March 2018. Mr. Battaglia previously served as Manning & Napier’s Vice President of Finance, having joined the Company in 2004. Mr. Battaglia also serves as the President and Chairman of Manning & Napier Fund, Inc. Prior to joining Manning & Napier, Mr. Battaglia served as an Audit Associate at PricewaterhouseCoopers, LLP. Mr. Battaglia earned a B.B.A./M.B.A. in Accounting and Finance from St. Bonaventure University in 2001. He is also a Certified Public Accountant.
Christopher Briley has served as our Chief Technology Officer since March 2019. Prior to joining the Company, Mr. Briley served as Legg Mason's Head of Technology Business Management from February 2016 to January 2018, and its Managing Director and Head of Corporate Application Solutions from January 2018 to March 2019. From February 2013 to January 2016, Mr. Briley served as Senior Director of Global Applications and Architecture at networking services firm Ciena. Mr. Briley earned a Bachelor’s degree in Economics in 1994 from The University of North Carolina at Greensboro, and a Master of Science in Project Management from Penn State University in 2012.
Nicole Kingsley Brunner has served as our Chief Marketing Officer since March 2018. Ms. Brunner has previously served as Manning & Napier’s Director of Marketing Strategy from March 2016 to August 2018, and as our Marketing Manager from May 2002 to March 2016. Ms. Brunner earned a Bachelor’s degree in Public Relations and Marketing Communication from Simmons College in 2002.

Ebrahim Busheri, having rejoined the Company in 2011, is a member of the Senior Research Group and was named Director of Investments in March 2015. Previously, Mr. Busheri worked as the Director of Investments at W.P. Stewart and as a Consultant for Heritage Capital. From 1988 to 2001, Mr. Busheri worked at Manning & Napier Advisors in various roles, including as a Director of Research. Mr. Busheri earned a Bachelor’s degree in Accounting & Economics from Muskingum College in 1986 and an M.B.A. in Finance from the University of Rochester in 1988. Mr. Busheri is also a Chartered Financial Analyst.
Aaron McGreevy has served as our Managing Director of Taft-Hartley Services since July 2016. Mr. McGreevy previously served as Manning & Napier’s Director of Taft-Hartley Services, Vice President and Portfolio Strategist, and Senior Risk Management Analyst. Prior to joining Manning & Napier in 2004, Mr. McGreevy served as an Investment Officer at Fifth Third Bank. Mr. McGreevy earned a Bachelor’s degree in Business Administration from the University of Findlay in 2002. Mr. McGreevy is also a Chartered Retirement Plan Specialist and an Accredited Asset Management Specialist.
Sarah C. Turner rejoined the Company in May 2018 to serve as the Company’s General Counsel and Corporate Secretary. Ms. Turner also serves as Chief Legal Officer of Manning & Napier Fund, Inc. Ms. Turner served as Counsel in the Securities and Capital Markets practice group at the law firm Harter Secrest & Emery from October 2017 to April 2018, and prior to that she served as Legal Counsel to the Company since 2010. Prior to joining the Company in 2010, Ms. Turner served as an Associate in the Real Estate practice group at Mayer Brown LLP. Ms. Turner earned a Bachelor’s degree in Political Science from Allegheny College in 2004 and her Juris Doctor from Fordham University School of Law in 2007.
Greg Woodard has served as our Managing Director of Wealth Management at Manning & Napier since 2019. In this role, he is a member of the Wealth Management Leadership Team and is responsible for the management of the Advisor teams which includes developing and executing a comprehensive distribution and client services strategy. From October 2016 to August 2019, Mr. Woodard served as Managing Director in the Company's Portfolio Strategy Group, primarily responsible for maintaining consultant relations and providing field support for our client-facing teams. Prior to joining Manning & Napier in 2005, Greg worked in Institutional Sales & Trading at Bear, Stearns & Co. and held similar roles at JP Morgan Chase and UBS. Greg received his BS in Accounting from Villanova University and his MBA in Finance and International Management from the University of Rochester.
William Manning is our co-founder and has served as the Chairman of our Board of Directors since our initial public offering in 2011. In addition, Mr. Manning served as our Chief Executive Officer from April 2016 through March 2018. Since 2003, Mr. Manning has served as Director of Investment Process at Manning & Napier Advisors and, prior to that, was also the President of Manning & Napier Advisors. In addition, Mr. Manning has previously held officer and director positions with Manning & Napier Fund, Inc. Mr. Manning earned a Bachelor’s degree from Dartmouth College in 1958.
Mr. Manning’s qualifications to serve on our Board of Directors include his operating and leadership experience as an officer and director of Manning & Napier Advisors since it was founded, including in his role as the primary architect of its research and investment process.
Joel Domino joined our Board of Directors in June 2017. Mr. Domino has served as President and Chief Financial Officer of Kent Displays Inc. ("KDI") since 2002. From 1993 to 2002, Mr. Domino served as the Chief Financial Officer of KDI. Mr. Domino started his career in an accounting role at Ball Corporation in 1982. Mr. Domino is the son-in-law of Mr. Manning, the Chairman of our Board of Directors. Mr. Domino holds a B.A. in Accounting from Mount Union College in 1982 and an M.B.A. with a concentration in Strategic Planning from California State University in 1991.
Mr. Domino’s qualifications to serve on our Board of Directors include his 35 years of experience in the management of the financial affairs of both public and private companies.
Edward George joined our Board of Directors in June 2017. Prior to his retirement, Mr. George worked for Manning & Napier Advisors for fourteen years ending in 2000, where he started in sales and went on to become Managing Director. Prior to his employment at Manning & Napier Advisors, Mr. George worked for two consulting firms, AG Becker and Mercer Consulting. Mr. George previously served on the board of Ferrum Junior College. He earned an Associate’s degree from Ferrum Junior College in 1968, and a Bachelor’s degree in Education from Wake Forest University in 1972.
Mr. George’s qualifications to serve on our Board of Directors include his over 20 years of extensive experience in the asset management industry.
Richard S. Goldberg served as our Co-Chief Executive Officer from March 2018 to January 2019, joined our Board of Directors in June 2014, and has served as an advisor to Manning & Napier Advisors since 1998. Mr. Goldberg previously served as managing director and head of the North American Financial Institutions Group at Dresdner Kleinwort Wasserstein (formerly Wasserstein Perella), and vice president in Mergers and Acquisitions at Lazard. Mr. Goldberg is currently a faculty and board member of Columbia University's School of International and Public Affairs since 2005 and 2009, respectively, as well as a Senior Advisor to Needham & Company, LLC from 2009 to 2018. Mr. Goldberg earned a Bachelor's degree from Boston College in 1975 and an M.B.A. from University of Pennsylvania's Wharton Business School in 1978.
Mr. Goldberg's qualifications to serve on our Board of Directors include his more than 30 years of experience in the investment industry.
Barbara Goodstein joined our Board of Directors in November 2012. Ms. Goodstein served as the Chief Executive Officer and President of Tiger 21 Holdings from May 2015 through January 2018, and she served as the Chief Marketing Officer at Vonage from July 2012 through January 2015. Prior to joining Vonage, Ms. Goodstein held senior management positions at AXA Equitable, JP Morgan Chase, and Instinet.com. Ms. Goodstein currently serves on the board of directors of KushCo Holdings Inc. In addition, Ms. Goodstein served as a member of the board of directors of AXA Advisors from 2006 through 2010 and Chase Investor Services Corp. from 2001 through 2005. Ms. Goodstein earned a Bachelor’s degree from Brown University in 1981 and an M.B.A. from Columbia University School of Business in 1983.
Ms. Goodstein’s qualifications to serve on our Board of Directors include her extensive marketing experience in the financial services industry.
Robert Kopech joined our Board of Directors in June 2019. Mr. Kopech acted as Special Advisor to the Chief Risk Officer of The International Monetary Fund from 2014 to 2015. From 2011-2013, Mr. Kopech served as the Vice President and Group Chief Risk Officer at The World Bank Group. Mr. Kopech also served in various roles, including Vice Chairman, Managing Director, and Partner, throughout his tenure at Oliver Wyman from 1995 to 2010. From 1976 to 1995, Mr. Kopech worked in various roles at J.P. Morgan, starting as a lending officer and eventually becoming Senior Risk Manager for all Emerging Markets. Mr. Kopech is currently a faculty and board member of Columbia University's School of International and Public Affairs since 2007 and 1998, respectively. Mr. Kopech earned a Bachelor's degree from Drew University in 1973 and an M.B.A. and M.I.A. from Columbia University in 1976.
Mr. Kopech's qualifications to serve on our Board of Directors include his extensive risk oversight and international investment experience along with his over 40 years of experience in the financial services industry.
Kenneth A. Marvald joined our Board of Directors in April 2017. For the past 24 years, Mr. Marvald has worked at Graywood Companies Inc., a global equity firm consisting of over 50 domestic and international operating companies across various sectors, where he oversees all legal affairs as Vice President & General Counsel. Mr. Marvald also serves on several boards, including The Summers Foundation, Education Success Network, and the Excellus Rochester Regional Advisory Board. Mr. Marvald received a B.A. in Political Science in 1984 from SUNY Binghamton, a J.D. in 1987 from SUNY Buffalo Law School and an LL.M. in 1988 from NYU Law School.
Mr. Marvald's qualifications to serve on our Board of Directors include his over 30 years of experience in financial services law across the corporate finance, real estate, M&A, and tax sectors.
Edward J. Pettinella joined our Board of Directors in November 2011. From January 2004 through October 2015, Mr. Pettinella served as President, CEO and Director of Home Properties, Inc., a real estate investment trust that was traded on the NYSE and acquired, developed and operated apartment communities in the Northeast and Mid-Atlantic markets. Prior to joining Home Properties in 2001, Mr. Pettinella served as President of Charter One Bank of New York and Executive Vice President of Charter One Financial, Inc. In addition, Mr. Pettinella held several management positions for Rochester Community Savings Bank, including Chief Operating Officer, Chief Financial Officer and Chief Investment Officer. Mr. Pettinella serves on the Board of Directors of Life Storage, Inc., a publicly traded real estate investment trust where he is the Chair of the Governance and Nominating Committee. Mr. Pettinella also serves on the Board of Directors of Royal Oak Realty Trust, a private non-traded real estate investment trust. Mr. Pettinella is also a member of the Syracuse University Board of Trustees, where he is the Vice Chair, serves on the Executive Committee and chairs the Audit and Risk Committee. Mr. Pettinella earned a B.S. in Business from SUNY Geneseo in 1973 and an M.B.A. in Finance from Syracuse University in 1976.
Mr. Pettinella’s qualifications to serve on our Board of Directors include his extensive, broad-based financial and leadership experience in the banking and real estate industries, including a multi-billion dollar financial services company.
There are no family relationships among the Company and any of its executive officers or directors other than those described above.

Set forth below is a list of the names, ages and positions of other current significant employees as of the date of this Annual Report.

Name	Age	Position(s)
Christian A. Andreach	47	Co-Head of Global Equities
Marc D. Tommasi	56	Chief Investment Strategist
Biographies of Significant Employees
Christian A. Andreach has served as the Co-Head of Global Equities of Manning & Napier Advisors since 2010 and as a member of its Senior Research Group since 2002. Mr. Andreach joined Manning & Napier Advisors in 1999. Mr. Andreach earned a Bachelor’s degree from St. Bonaventure University in 1995 and an M.B.A. from the University of Rochester in 1997. Mr. Andreach is a Chartered Financial Analyst.
Marc D. Tommasi has served as the Chief Investment Strategist of Manning & Napier Advisors since April 2016, the Co-Head of Global Equities since March 2015, as the Head of Global Investment Strategy of Manning & Napier Advisors from 2010 through 2014, and as a member of the Company's Senior Research Group since 1989. Mr. Tommasi joined Manning & Napier Advisors in 1986. Mr. Tommasi earned a Bachelor’s degree from the University of Rochester in 1986.
Board Committees
Our Board of Directors has established three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each consisting solely of independent directors, and our Board of Directors has adopted charters for its committees that comply with the NYSE and SEC rules relating to corporate governance matters. Copies of these committee charters can be found under the "Investor Relations—Governance" section of the Company’s website at www.manning-napier.com and are available to any stockholder upon request in writing to the Company.
Audit Committee. Our Audit Committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements, including performing the following duties:

•
monitor the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent registered public accounting firm’s qualifications and independence, and the performance of our internal audit function and independent registered public accounting firm;

•
assume direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm;

•	provide a medium for consideration of matters relating to any audit issues; and

•	prepare the audit committee report that the rules require be included in our filings with the SEC.
As of the date of this Annual Report, Ms. Goodstein and Messrs. Kopech, Marvald and Pettinella serve on the Audit Committee, and Mr. Pettinella serves as its chair. Our Board of Directors has determined that Ms. Goodstein and Messrs. Kopech, Marvald and Pettinella each are financially literate and independent under the NYSE listing standards and under Rule 10A-3 of the Exchange Act, and that Mr. Pettinella is an "audit committee financial expert" within the meaning of the applicable rules of the SEC and the NYSE.
Compensation Committee. Our Compensation Committee reviews and recommends policy relating to compensation and benefits of our officers, directors and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other senior officers, evaluating the performance of these persons in light of those goals and objectives and setting compensation of these persons based on such evaluations. The Compensation Committee will review and evaluate, at least annually, the performance of the Compensation Committee and its members, including compliance of the Compensation Committee with its charter. The Compensation Committee may, in its discretion, delegate its authority to its chair or a subcommittee when it deems appropriate and in the best interests of the Company.
As of the date of this Annual Report, Ms. Goodstein and Messrs. George, Kopech, Marvald and Pettinella serve on the Compensation Committee, and Mr. Kopech serves as its chair. Our Board of Directors has determined that each of the Compensation Committee members is independent under the NYSE listing standards.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee oversees and assists our Board of Directors in identifying, reviewing and recommending nominees for election as directors, evaluates our Board of Directors and our management succession, develops, reviews and recommends corporate governance guidelines and a corporate code of business conduct and ethics, and generally advises our Board of Directors on corporate governance and related matters.
As of the date of this Annual Report, Ms. Goodstein and Messrs. George, Kopech, Marvald and Pettinella serve on the Nominating and Corporate Governance Committee, and Ms. Goodstein serves as its chair. Our Board of Directors has determined that each of the Nominating and Corporate Governance Committee members is independent under the NYSE listing standards.
Stockholder Nominations
Stockholders may submit candidates for nomination to the Board of Directors in accordance with the procedures set forth in our Amended and Restated Bylaws, which have not changed since the date of our last proxy statement. The Nominating and Corporate Governance Committee will evaluate candidates recommended by stockholders in the same manner as all other candidates.
To date, no stockholder nominations for director have been made nor have any stockholder recommendations for director been received by the Company.
Code of Business Conduct and Ethics
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s directors, officers and employees. The purpose and role of this code is to focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct, and help enhance and formalize our culture of integrity, honesty and accountability. We intend to disclose within four business days any amendment to, or waiver of, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics, by posting that information on the Company's website. Our Code of Business Conduct and Ethics is posted on the Company’s website, www.manning-napier.com, under "Investor Relations—Governance" and is available to any stockholder in writing upon request to the Company.
DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires each director, officer and any individual beneficially owning more than 10% of the Company’s capital stock to file with the SEC reports of security ownership and reports on subsequent changes in ownership.
To the Company’s knowledge, with respect to the fiscal year ended December 31, 2019, the Company's officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a); however, one report covering one transaction in the fiscal year ended December 31, 2018 was filed late by Mr. Busheri during 2019 and one report covering one transaction in the fiscal year ended December 31, 2018 was filed late by Mr. Marvald during 2020.

Item 11.     Executive Compensation
Summary Compensation Table
The following tables and related narrative contain information regarding the compensation earned during the fiscal years ended December 31, 2019 and 2018 (if applicable) of our principal executive officer, the individuals acting in that capacity at any time during 2019, each of our two most highly compensated executive officers serving with us at December 31, 2019, other than our principal executive officer, and up to two individuals who would have been our most highly compensated executive officers but for the fact that the individual was not serving as an executive officer at December 31, 2019. We refer to these individuals in this Annual Report as our "named executive officers."

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation ($) (9)	Total ($)
Marc O. Mayer	2019	457,692		2,250,000	753,750		1,461,380	—	52,827	4,975,649
Chief Executive Officer

Jeffrey S. Coons	2019	168,718	(5)	—	—		—	—	5,506	174,224
Former Co-Chief Executive Officer and Former President (3)	2018	400,000		—	—		—	518,364	11,155	929,519

Charles H. Stamey	2019	126,538	(6)	—	—		—	42,655	9,700	178,893
Former Co-Chief Executive Officer and Former Managing Director of Sales and Distribution and Former Executive Vice President (3)	2018	300,000		—	137,816		—	1,085,310	11,155	1,534,281

Richard Goldberg	2019	495,000	(7)	—	23,025	(8)	—	—	14,601	532,626
Former Co-Chief Executive Officer, Senior Advisor and Director (3)	2018	748,500		—	156,670		—	—	10,505	915,675

Ebrahim Busheri	2019	425,000		—	240,340		—	1,420,000	34,301	2,119,641
Director of Investments	2018	425,000		—	221,375		—	1,453,754	9,855	2,109,984

Aaron McGreevy	2019	85,000		200,000	—		—	333,299	14,601	632,900
Managing Director of Institutional & Intermediary Sales

Thomas Anderson	2019	125,000		—	—		—	248,220	411,464	784,684
Former Managing Director, Intermediary Distribution (4)

(1)
Represents the grant date fair value computed in accordance with the requirements of accounting for stock-based compensation. The amounts reported in this column have been computed in accordance with FASB ASC Topic 718. For a discussion of assumptions used in the 2019 valuations, see Note 14 to the Consolidated Financial Statements, "Equity Based Compensation" which are incorporated by reference in Item 8 of Part II of this Form 10-K.

(2)	Represents non-equity incentive plan compensation amounts paid as described in "Narrative to the Summary Compensation Table-Non-Equity Incentive Plan Compensation."

(3)
Upon the appointment of Mr. Mayer as Chief Executive Officer in January 2019, the Office of Chief Executive Officer and the services of Dr. Coons and Messrs. Stamey and Goldberg as Co-Chief Executive Officers were terminated. Dr. Coons was also removed from his role as President at such time.

(4)
Mr. Anderson resigned from the Company in June 2019. In recognition of his years of service, Mr. Anderson received severance in the amount of $381,710 and a health insurance stipend of $14,907, net of taxes of $5,936, resulting in a gross health insurance stipend payment of $20,843.

(5)
On January 30, 2019, Dr. Coons was terminated from his position as President of the Company, effective immediately, and was retained by the Company as a consultant through April 30, 2019, and received aggregate cash compensation of $133,333 for such period.

(6)
On January 30, 2019, Mr. Stamey retired from his position as Executive Vice President, effective immediately. Mr. Stamey remained with the Company in an advisory capacity following his retirement until April 30, 2019, and received aggregate cash compensation of $100,000 for the period.

(7)
Mr. Goldberg’s compensation did not change for a period of four months after the dissolution of the Office of the Chief Executive Officer. Beginning on June 1, 2019, Mr. Goldberg's monthly compensation changed from $50,000 per month to $35,000 per month. Mr. Goldberg continues to serve as a senior advisor. In addition, Mr. Goldberg continues in his position as a member of the board of directors for no additional compensation.

(8)	Includes $23,025 which represents the stock award granted to Mr. Goldberg in 2019 for his prorated service as a member of the Board of Directors during fiscal 2018.

(9)
Represents the aggregate dollar amount of all miscellaneous compensation received by our named executive officers for 2019. The following table summarizes the Company's contributions to the Company's 401(k) and Profit Sharing Plan and contributions to the Health Retirement/Savings Account, and Other Compensation for each of our named executive officers for 2019:

Name	401(k) Profit Sharing and Matching Contributions	Health Retirement/Savings Account Contribution	Other Compensation		Total - All Other Compensation
Marc O. Mayer	$—	$1,842	$50,985	(10)	$52,827
Jeffrey S. Coons	$4,206	$1,300	$—		$5,506
Charles H. Stamey	$8,400	$1,300	$—		$9,700
Richard Goldberg	$12,001	$2,600	$—		$14,601
Ebrahim Busheri	$12,001	$1,300	$21,000	(11)	$34,301
Aaron McGreevy	$12,001	$2,600	$—		$14,601
Thomas Anderson	$7,611	$1,300	$402,553	(12)	$411,464

(10)
Pursuant to his employment agreement, Mr. Mayer is entitled to an annual reimbursement of up to $20,000 per year for travel expenses between New York, New York and Rochester, New York and a reimbursement up to $20,000 of relocation costs incurred in 2019 and $20,000 of legal expenses in connection with his employment agreement. The amounts above include $20,000 for the reimbursement of travel costs, $10,985 for the reimbursement of relocation costs and $20,000 for the reimbursement of legal expenses.

(11)
Mr. Busheri is a permanent resident of the state of Florida. Based on the job requirements of his role, he is required to travel regularly to the Company's headquarters in Rochester, New York. In lieu of the Company reimbursing Mr. Busheri for individual meals and lodging while in Rochester, the Company contributes to the cost of renting an apartment in Rochester, New York.

(12)
Mr. Anderson resigned from the Company in June 2019. In recognition of his years of service, Mr. Anderson received severance in the amount of $381,710 and a health insurance stipend of $14,907, net of taxes of $5,936, resulting in a gross health insurance stipend payment of $20,843.

Dr. Coons and Mr. Stamey beneficially owned shares or other interests in Manning & Napier Group Holdings, LLC ("M&N Group Holdings") during 2019, and received pro-rata cash distributions derived in part from the earnings of M&N Group Holdings in respect of their shares at the same time cash distributions are made on all shares of M&N Group Holdings. These distributions are not included in the compensation totals above.
Narrative to the Summary Compensation Table
Overview. Our compensation programs for our named executive officers are designed to meet the following objectives:

•	support our business strategy;

•
attract, motivate and retain top-tier professionals within the investment management industry by rewarding past performance and encouraging future contributions to achieve our strategic goals and enhance stockholder value;

•	link total compensation to individual, team and Company performance on both a short-term and a long-term basis;

•	align our named executive officers’ interests with those of our stockholders; and

•	be flexible enough so we can respond to changing economic conditions.
Our compensation programs for our named executive officers provide opportunities, predominantly contingent upon performance, which we believe have assisted our ability to attract and retain highly qualified professionals. In the past we have used, and we will likely use in the future, a combination of cash compensation programs and equity participation. We periodically evaluate the success of our compensation and equity participation programs in achieving these objectives and we expect that some of our policies and practices may change in order to enable us to better achieve these objectives.
Annual Salary. Our Compensation Committee reviews the annual salaries of our named executive officers. Base salaries are intended to provide our named executive officers with a degree of financial certainty and stability that does not depend on our performance. We consider it a baseline compensation level that delivers some current cash income to these executives. Pursuant to his employment agreement, Mr. Mayer receives an annual base salary of $500,000.
Annual Bonus.  Pursuant to his employment agreement, Mr. Mayer received an aggregate $2,250,000 cash bonus in 2019.
Cash incentive compensation is a key part of the overall annual compensation for Mr. McGreevy. The cash bonus Mr. McGreevy earned in 2019 included both discretionary and performance-related metrics. In 2019, the discretionary component of Mr. McGreevy's cash bonus was $200,000 based on the completion of agreed upon individual goals during the year.
Equity Based Compensation. Our 2011 Equity Compensation Plan (the "Equity Plan") permits the grant or issuance of a variety of equity awards of both Manning & Napier, Inc. and of Manning & Napier Group. In determining the equity awards to be granted to our named executive officers, we have taken, and in the future intend to take, into account the following factors:

•	the value of such awards;

•	the named executive officer’s level of current and potential job responsibility; and

•	our desire to retain the named executive officer over the long term.

Pursuant to his employment agreement, upon Mr. Mayer's employment and appointment as Chief Executive Officer on January 30, 2019, he was granted under the Equity Plan a total of 375,000 restricted stock units ("RSUs") and options to purchase up to 3,500,000 shares of our Class A common stock at an exercise price of $2.01 per share. The RSUs will convert to shares of our Class A common stock on a one-for-one basis. The RSUs are subject to time vesting, with one-third of such RSUs having vested on each of January 30, 2019 and December 31, 2019, and with one-third of such shares vesting on December 31, 2020. The option to purchase up to 500,000 shares of our Class A common stock is subject to time vesting ("TSOs") and one-third of these TSOs will vest on each of January 1, 2020, 2021, and 2022. The option to purchase up to 3,000,000 shares of our Class A common stock is subject to the achievement of specified performance-vesting criteria ("PSOs") and will vest in installments only if the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds a certain threshold for 20 consecutive days prior to the specified date. For additional information on the performance-vesting criteria, see the "Outstanding Equity Awards at Fiscal Year End" table below. The TSOs and PSOs, to the extent not previously exercised, shall terminate at the close of business on the fourth anniversary of the applicable vesting date.
Mr. Busheri received an equity award of 85,227 RSUs issued under the Equity Plan based on fiscal 2018 performance that will convert to shares of our Class A common stock on a one-for-one basis. The RSUs are subject to time vesting. One-third of the RSUs vested on December 31, 2019, and one-third of the RSUs will vest on each of December 31, 2020 and December 31, 2021.
With the exception of the RSUs and TSOs granted to Mr. Mayer, equity granted under the Equity Plan during 2019 is not subject to accelerated vesting upon termination of employment, but may be subject to accelerated vesting upon a change in control, as defined in the Equity Plan. Mr. Mayer's RSUs will vest in full upon his termination due to death or disability or without cause or for good reason, and his TSOs will vest in full upon the closing of a change in control of the Company on or after January 1, 2020 and before January 1, 2023.
Non-Equity Incentive Plan Compensation. Cash incentive compensation is a key part of the overall annual compensation for Messrs. Busheri, McGreevy and Anderson. The 2019 non-equity incentive compensation for Mr. Busheri was based on the investment returns of the Company’s assets under management over the one- and three-year time horizons, representing the time period Mr. Busheri has held the role of Director of Investments. In 2019, Mr. McGreevy’s non-equity incentive compensation was based on the new business and total assets under management for the Company’s Taft-Hartley business. Mr. McGreevy earned incentive compensation rates ranging from 3% - 10% on first year revenues from new Taft-Hartley business, and earned rates ranging from 0.8% - 1.8% on total Taft-Hartley revenues (excluding first year revenues paid at the higher rate). Mr. McGreevy’s non-equity incentive compensation for 2019 was $333,299. Mr. Anderson’s non-equity incentive compensation was based on the business related to the intermediary and platform/sub-advisory channels. Mr. Anderson's non-equity incentive compensation included 0.005% on total assets under management within our intermediary channel, a 0.05% incentive on gross client inflows from our platform/sub-advisory channel, and incentive rates of 30% of first year revenues and 5% on ongoing revenue for accounts that he serviced directly. Mr. Stamey's non-equity incentive compensation included a cash bonus based on the sales and service commissions generated by the Company's sales force in fiscal 2018.
Retirement Benefits. We maintain a contributory defined contribution retirement plan for all employees, and match up to 50% of each employee’s contributions, not to exceed 3% of their total compensation during the year ended December 31, 2019 (other than catch-up contributions by employees age 50 and older) up to an annual limitation as determined by the IRS. In addition, we may make an annual discretionary profit sharing contribution, subject to certain limitations.
Employment Agreements
We entered into an employment agreement with Mr. Mayer on January 30, 2019. In addition to the annual salary, annual bonus, and equity based compensation describe above, Mr. Mayer is eligible for an annual cash performance bonus. In 2020, the amount of Mr. Mayer’s bonus will be based on our pretax operating income, investment performance and achievement of strategic initiatives. The target bonus amount in 2020 is (1) $2.25 million if our operating revenue for 2020 is less than $180 million or (2) $2.5 million if our operating revenue for 2020 is equal to or greater than $180 million. The maximum payout based on 2020 performance is $3.4 million. Mr. Mayer is eligible for the 2020 bonus if he remains employed with the Company through December 31, 2020. In 2021 and subsequent years, the amount of Mr. Mayer’s bonus will be based on the achievement of performance criteria to be determined by the Compensation Committee prior to the start of such year. The target bonus amount in 2021 and subsequent years will be (1) no less than $2.25 million, provided our operating revenue for the preceding year is at least $180 million or (2) an appropriate amount to be determined by Mr. Mayer and the Compensation Committee if our operating revenue for the preceding year is less than $180 million. Mr. Mayer is eligible for the bonus in years after 2020 if he remains employed with the Company through the applicable payment date.
Pursuant to Mr. Mayer's employment agreement, if his employment is terminated due to his death or disability, and subject to certain restrictions, his estate or he will be eligible to receive (1) his base salary, reimbursement of expenses and other benefits to which he would be entitled through the termination date; (2) immediate vesting of any unvested RSUs; and

(3) a pro rata portion of the target annual cash bonus in the year his employment is terminated. If Mr. Mayer is terminated without cause or resigns with good reason, he will be eligible to receive the compensation discussed above in addition to an aggregate of $5 million in severance payments paid over the two-year period following the termination or resignation, provided he executes and does not revoke a general release and waiver of all claims. If Mr. Mayer's employment is terminated due to his disability, then for the period of time during which his disability continues, he may continue to participate in certain of the employee benefit plans in which he participated immediately prior to his removal.
In addition, if Mr. Mayer is terminated without cause or resigns for good reason after January 1, 2020 and a change in control occurs within 12 months, the Company will pay Mr. Mayer the cash equivalent of the number of TSOs that would have vested had he remained employed through the date of the change in control multiplied by the excess of the value of a share of our Class A common stock in the change in control transaction over the exercise price of the TSOs.
If Mr. Mayer is terminated for cause or Mr. Mayer resigns without good reason, he will be eligible to receive his base salary, reimbursement of expenses and other benefits to which he would be entitled through the termination date, and he will forfeit his unvested RSUs, TSOs, and PSOs and any unpaid annual cash bonuses.
Pursuant to Mr. Mayer’s employment agreement, during and for a two-year period following termination of employment, (1) Mr. Mayer may not, without the written consent of the Company, directly or indirectly (a) persuade or encourage, or attempt to do so, any customer, client, or affiliate of the Company or an affiliate to cease doing business with the Company or an affiliate or to compete with the Company or an affiliate, or (b) solely with respect to clients or customers for whom the Company or an affiliate is a provider of investment management services with respect to 50% or more of the client’s or customer’s assets under management, do business with such customer, client or affiliate, (2) Mr. Mayer may not compete with the Company in the territories served, or contemplated to be entered by, the Company or its affiliates, and (3) Mr. Mayer may not, without the written consent of the Company, directly or indirectly employ or contract any person who then is or has been an employee of or consultant to the Company or its affiliates within one year prior to such date of termination and with whom Mr. Mayer has material contact. Mr. Mayer must also forever hold in a fiduciary capacity for our benefit all secret and confidential information obtained by him and may not, without the written consent of the Company or as required by law, disclose such information to anyone other than the Company and those designate by the Company.
During 2019, Manning & Napier Advisors was party to employment agreements with each of Dr. Coons and Messrs. Stamey, Busheri, McGreevy and Anderson, which provide for at-will employment for each of them. While these agreements do not provide compensation terms or duration of employment, such agreements include restrictive covenants concerning competition with us and solicitation of our employees and clients. Pursuant to such agreements, for a two-year period following termination of employment, (1) the former employee may not, without the written consent of Manning & Napier Advisors, do business with a person or entity known to such employee to be, or known to have been, a client of Manning & Napier Advisors at the time of such employee’s employment, (2) the former employee may not compete with Manning & Napier Advisors in the territories covered by such person, and (3) with respect to Mr. Busheri, the former employee shall notify Manning & Napier Advisors of all business activities to enable Manning & Napier Advisors to evaluate compliance with (1) and (2). In addition, with respect to Mr. Busheri, for a five-year period following termination of employment, he may not, without the written consent of Manning & Napier Advisors, employ or contract any person who then is or has been an employee of or consultant to Manning & Napier Advisors within two years prior to such date of termination. With respect to Dr. Coons and Messrs. Stamey, McGreevy and Anderson, the former employee may not, without written consent of Manning & Napier Advisors, employ or contract any person who then is or has been an employee of our consultant to Manning & Napier Advisors within five years prior to such date of termination. In addition to these employment agreements, Dr. Coons and Mr. Stamey are each subject to similar non-compete and non-solicitation covenants as part of the shareholder agreements with the Manning and Napier Companies.
Mr. Anderson resigned from the Company in June 2019. In recognition of his years of service, Mr. Anderson received a severance payment in the amount of $381,710 and a health insurance stipend of $14,907, net of taxes of $5,936, resulting in a gross health insurance stipend payment of $20,843.
Determination of Compensation and Role of Directors and Executive Officers in Compensation Decisions
Our Compensation Committee assists our Board of Directors in the discharge of its responsibilities relating to the compensation of our named executive officers. For a discussion of the Compensation Committee’s role and responsibility, see "Corporate Governance-Board Committees-Compensation Committee" included earlier in Item 10 of Part III of this Annual Report. Our Chief Executive Officer also works with the Compensation Committee and the Board of Directors to set the compensation of the named executive officers other than themselves. Our Compensation Committee, with the oversight of the Board of Directors, has the delegated authority for: (1) overseeing our compensation policies and programs and setting the compensation of our Chief Executive Officer and our Chairman in 2019, (2) reviewing our achievements as a company and the achievements of our named executive officers, and (3) providing input and guidance to our Chief Executive Officer in the determination of the specific type and level of compensation of our other named executive officers and the rest of the senior management team.
Role of Independent Compensation Consultant
Our Compensation Committee is responsible for determining the compensation of our named executive officers. During 2019, McLagan provided the Compensation Committee with information about the competitive market for senior management in the investment management and financial services industries and compensation trends in those industries generally. McLagan provides guidance and assistance to the Compensation Committee as it makes its compensation decisions, either directly to the full Compensation Committee or through conversations with the Committee's chairman. McLagan has not provided any services to the Company other than those it provided to the Compensation Committee in its role as independent consultant. We, from time to time, will review our relationship with McLagan and reaffirm its appointment as our independent consultant.
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information with respect to the outstanding equity awards as of December 31, 2019 for our named executive officers:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Marc O. Mayer	—	—	—	N/A	N/A		125,000		$217,500
	—	166,666	—	$2.01	1/1/2024	(2)	—		$—
	—	166,666	—	$2.01	1/1/2025	(3)	—		$—
	—	166,668	—	$2.01	1/1/2026	(4)	—		$—
	—	—	400,000	$2.01	Varies	(5)	—		$—
	—	—	289,000	$2.01	Varies	(6)	—		$—
	—	—	289,000	$2.01	Varies	(7)	—		$—
	—	—	289,000	$2.01	Varies	(8)	—		$—
	—	—	289,000	$2.01	Varies	(9)	—		$—
	—	—	289,000	$2.01	Varies	(10)	—		$—
	—	—	289,000	$2.01	Varies	(11)	—		$—
	—	—	289,000	$2.01	Varies	(12)	—		$—
	—	—	289,000	$2.01	Varies	(13)	—		$—
	—	—	288,000	$2.01	Varies	(14)	—		$—
Jeffrey S. Coons	—	—	—	N/A	N/A		—		$—
Charles H. Stamey	—	—	—	N/A	N/A		—		$—
Richard Goldberg	—	—	—	N/A	N/A		—		$—
Ebrahim Busheri	—	—	—	N/A	N/A		22,916	(15)	$39,874
	—	—	—	N/A	N/A		56,818	(16)	$98,863
Aaron McGreevy	—	—	—	N/A	N/A		51,481	(17)	$89,577
	—	—	—	N/A	N/A		10,000	(18)	$17,400
Thomas Anderson	—	—	—	N/A	N/A		—		$—

(1)
Amount shown is determined by multiplying the closing sales price of our Class A common stock as of December 31, 2019, which was $1.74 per share as reported on the New York Stock Exchange, by the number of shares or units that have not vested.

(2)	These options vested on January 1, 2020.

(3)	These options vest on January 1, 2021 subject to Mr. Mayer's continued employment through such date.

(4)	These options vest on January 1, 2022 subject to Mr. Mayer's continued employment through such date.

(5)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $3.25 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2021. These options expire on the fourth anniversary of the vesting date.

(6)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $3.75 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2021. These options expire on the fourth anniversary of the vesting date.

(7)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $4.25 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2022. These options expire on the fourth anniversary of the vesting date.

(8)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $4.75 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2022. These options expire on the fourth anniversary of the vesting date.

(9)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $5.25 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2023. These options expire on the fourth anniversary of the vesting date.

(10)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $5.75 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2023. These options expire on the fourth anniversary of the vesting date.

(11)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $6.25 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2024. These options expire on the fourth anniversary of the vesting date.

(12)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $6.75 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2024. These options expire on the fourth anniversary of the vesting date.

(13)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $7.25 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2025. These options expire on the fourth anniversary of the vesting date.

(14)
These options vest on the date the closing price per share of our Class A common stock as reported on the New York Stock Exchange exceeds $7.75 for 20 consecutive days, subject to Mr. Mayer's continued employment through such date and provided such date occurs on or prior to December 31, 2025. These options expire on the fourth anniversary of the vesting date.

(15)	The RSUs will vest on December 31, 2020.

(16)	The RSUs will vest in two equal installments on each of December 31, 2020 and December 31, 2021.

(17)	The RSUs will vest in installments of 25,740 and 25,741 on December 3, 2020 and December 3, 2021, respectively.

(18)	The restricted stock awards will vest in two equal installments on each of April 16, 2020 and April 16, 2021.
Director Compensation
In fiscal year 2019, except for Mr. Manning, for our non-employee directors included an annual cash retainer of $95,000, an annual cash retainer of $15,000 for the chairs of our Audit Committee and Compensation Committee (prorated for the time period served as director in 2019 by each of Messrs. Rosenberger and Kopech), an annual cash retainer of $5,000 for the chair of our Nominating & Governance Committee, and a $95,000 equity grant in 2019 to reflect their service for fiscal year 2018. The value of the equity grant included in the table below may differ as it represents the grant date fair value computed in accordance with the requirements of accounting for stock-based compensation. In addition, all directors are reimbursed for reasonable out-of-pocket expenses incurred by them in connection with attending Board of Directors, committee and stockholder meetings, or other Company related business, including reasonable out-of-pocket expenses for travel, meals and lodging. We reserve the right to change the manner and amount of compensation to our non-employee directors at any time.
Directors who are also employees of the Company did not receive any compensation for their service as directors while employed by the Company during the year ended December 31, 2019, except that Mr. Manning receives $1 compensation for his service as a director. The Company also makes a contribution to the Health/Retirement/Savings Account and pays for tax compliance services on his behalf.
The following table sets forth information concerning non-employee director compensation during the year ended December 31, 2019. Refer to the "Summary Compensation Table" above for compensation earned by Mr. Goldberg in fiscal 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All other compensation		Total ($)
Joel Domino	95,000	120,062	—		215,062
Edward George	95,000	120,062	—		215,062
Barbara Goodstein	100,000	120,062	—		220,062
Robert Kopech	60,700	—	—		60,700
William Manning	1	—	30,475	(2)	30,476
Kenneth A. Marvald	95,000	120,062	—		215,062
Edward J. Pettinella	110,000	120,062	—		230,062
Geoffrey Rosenberger	49,600	120,062	—		169,662

(1)
Represents the grant date fair value computed in accordance with the requirements of accounting for stock-based compensation. The amounts reported in this column have been computed in accordance with FASB ASC Topic 718. For a discussion of assumptions used in the 2019 valuations, see Note 14 to the Consolidated Financial Statements, "Equity Based Compensation" which are incorporated by reference in Item 8 of Part II of this Form 10-K.

(2)	In 2019, the Company paid $27,875 of tax compliance services on behalf of Mr. Manning and made a contribution of $2,600 to the Health/Retirement/Savings Account.

Mr. Manning beneficially owns shares and other interests in M&N Group Holdings and Manning & Napier Capital Company, LLC ("MNCC"), and receives pro-rata distributions derived in part from the earnings of those companies in respect of his shares and other interests at the same time cash distributions are made on all shares or other interests in those companies. These distributions are not included in his compensation total above.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table shows information as of December 31, 2019 about shares of our Class A common stock authorized for issuance under the Company's 2011 Equity Compensation Plan (the "Equity Plan").

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted- average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders	4,292,901	(1)	$2.01	(2)	6,093,377	(3)
Equity compensation plans not approved by security holders	62,034,200	(4)	$—	(5)	—
Total	66,327,101		$—		6,093,377
__________________________

(1)
Represents shares of our Class A common stock issuable upon the vesting of restricted stock units ("RSUs") and the vesting and exercise of stock options granted under the Equity Plan. As of December 31, 2019, the Company had 792,901 outstanding RSUs and 3,500,000 outstanding options to purchase shares of Class A common stock.

(2)	Represents weighted-average exercise price of outstanding stock options as of December 31, 2019. There is no exercise price associated with the RSUs outstanding at December 31, 2019.

(3)	Represents equity interests available for future issuance under the Equity Plan as of December 31, 2019.

(4)
Represents units of Manning & Napier Group which may be exchangeable for shares of our Class A common stock. For a description of material terms, see "Certain Relationships and Related Party Transactions—Related Party Transactions—Exchange Agreement" included in Item 13 of Part III of this Form 10-K.

(5)	No additional consideration is payable in connection with the exchange of units of Manning & Napier Group for shares of our Class A common stock.

Principal and Management Stockholders
The following table sets forth information regarding the beneficial ownership of our capital stock as of March 9, 2020 with respect to:

•	each person known to us to own beneficially more than 5% of any class of our outstanding shares;

•	each of our named executive officers;

•	each of our current directors; and

•	all of our directors and executive officers as a group.
The following table does not include shares of Class A common stock that may be issued to M&N Group Holdings and MNCC on behalf of Mr. Manning, as direct and indirect beneficial owner of M&N Group Holdings and direct beneficial owner of MNCC, pursuant to the terms of the exchange agreement with M&N Group Holdings, MNCC, and the other direct holders of units of Manning & Napier Group. The table below does not include any shares of Class A common stock that may be outstanding within 60 days after March 9, 2020 pursuant to the right of holders of Class A units of Manning & Napier Group to exchange those units for shares of Class A common stock because no final binding elections to tender units for exchange have been received by the Company as of March 9, 2020.
The information as to the number of shares beneficially owned by the individuals and entities listed below is derived from reports filed with the SEC by such persons and Company records. In accordance with the rules and regulations of the SEC, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of March 9, 2020. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Class A common stock. For more information regarding our principal stockholders and the relationship they have with us, see “Certain Relationships and Related Party Transactions.” Unless otherwise indicated, the address for each stockholder listed below is c/o Manning & Napier, Inc., 290 Woodcliff Drive, Fairport, New York 14450.

	Class A common stock (1)
Beneficial Owner	Number of Shares Beneficially Owned (#) (2)	Percent of Shares Beneficially Owned (%) (2)
Executive Officers and Directors
Marc Mayer (3)	453,113	2.8%
Jeffrey S. Coons	21,275	*
Charles H. Stamey	48,660	*
Richard S. Goldberg	145,137	*
Ebrahim Busheri	97,840	*
Aaron McGreevy	50,364	*
Thomas Anderson	—	—
William Manning	13,000	*
Joel Domino	113,378	*
Edward George	111,649	*
Barbara Goodstein	164,411	1.0%
Robert Kopech	29,031	*
Kenneth A. Marvald	117,529	*
Edward J. Pettinella	525,881	3.2%
All executive officers and directors as a group (19 persons)	1,962,863	12.1%
5% Stockholders
RMB Capital Holdings, LLC (4)	1,460,120	9.0%
Renaissance Technologies LLC (5)	1,218,699	7.5%
The Vanguard Group (6)	912,966	5.6%

*	Less than 1%.

(1)	Each share of our Class A common stock is entitled to one vote per share.

(2)
As of March 9, 2020, there were 16,269,857 shares of our Class A common stock outstanding. The percentage of beneficial ownership as to any person as of that date is calculated by dividing the number of shares beneficially owned by the person, which includes the number of shares as to which the person has the right to acquire voting or investment power as of or within 60 days of such date, by the sum of the number of shares outstanding as of the date plus the number of shares as to which the person as the right to acquire voting or investment power as of or within 60 days of such date. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner.

(3)	Number of shares beneficially owned includes 166,666 presently exercisable stock options.

(4)
Information obtained from a Schedule 13G/A filed with the SEC on February 14, 2020 by RMB Capital Holdings, LLC, RMB Capital Management, LLC, RMB Mendon Managers, LLC and Mendon Capital Advisors Corp.,115 S. LaSalle Street, 34th Floor, Chicago, IL 60603. According to the Schedule 13G/A: (i) RMB Capital Holdings, LLC beneficially owns and has shared voting and dispositive power over 1,460,120 shares of our Class A common stock, and sole voting and dispositive power over zero shares of our Class A common stock, (ii) RMB Capital Management, LLC beneficially owns and has shared voting and dispositive power over 1,460,120 shares of our Class A common stock, and sole voting and dispositive power over zero shares of our Class A common stock, (iii) RMB Mendon Managers, LLC beneficially owns and has shared voting and dispositive power over 606,242 shares of our Class A common stock, and sole voting and dispositive power over zero shares of our Class A common stock, and (iv) Mendon Capital Advisors Corp. beneficially owns and has shared voting and dispositive power over 853,878 shares of our Class A common stock, and sole voting and dispositive power over zero shares of our Class A common stock.

(5)
Information obtained from a Schedule 13G/A filed with the SEC on February 13, 2020 by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation, 800 Third Avenue, New York, NY 10022. According to the Schedule 13G/A, Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation beneficially own and has sole voting and dispositive power over 1,218,699 shares of our Class A common stock, and shared voting and dispositive power over zero shares of our Class A common stock.

(6)
Information obtained from a Schedule 13G filed with the SEC on February 11, 2020 by The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355. According to the Schedule 13G, The Vanguard Group, beneficially owns 912,966 shares of our Class Stock, has sole dispositive power over 908,704 shares of our Class A common stock, has sole voting and shared dispositive power of 4,262 shares of our Class A common stock, and shared voting power of zero shares of our Class A common stock.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
Director Independence
Our Board of Directors has determined that Ms. Goodstein and Messrs. George, Marvald, Pettinella and Kopech are each considered to be “independent directors” within the meaning of the NYSE’s listing standards and under applicable law. The Company does not have separate criteria for determining independence different from the NYSE listing standards.
Our Board of Directors reviews periodically the relationships that each director has with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Those directors the Board of Directors affirmatively determines have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) as specified in the listing standards of the NYSE will be considered independent.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Policies and Procedures Regarding Transactions with Related Persons
In November 2011, our Board of Directors adopted a written policy, Transactions with Related Persons Policies and Procedures, pursuant to which, as a general matter, our Audit Committee is required to review and approve or disapprove of the Company entering into certain transactions with related persons. The policy contains descriptions of certain transactions which are pre-approved transactions. The policy only applies to transactions, arrangements and relationships where the aggregate amount involved could reasonably be expected to exceed $120,000 in any calendar year and in which a related person has a direct or indirect interest. A related person is: (1) any of our directors, nominees for director or executive officers, (2) any immediate family member of any of our directors, nominees for director or executive officers, and (3) any person, and his or her immediate family members, or entity, including affiliates, that was a beneficial owner of 5% or more of any of our outstanding equity securities at the time the transaction occurred or existed.

The policy provides that if advance approval of a transaction subject to the policy is not obtained, it must be promptly submitted to the Audit Committee for possible ratification, approval, amendment, termination or rescission. In reviewing any transaction, the Audit Committee will take into account, among other factors the Audit Committee deems appropriate, recommendations from senior management, whether the transaction is on terms no less favorable than terms generally available to a third party in similar circumstances and the extent of the related person’s interest in the transaction. Any related person transaction must be conducted at arm's length. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.
A copy of our Transactions with Related Persons Policies and Procedures is available on our website, www.manning-napier.com, under "Investor Relations—Governance" and is available to any stockholder in writing upon request to the Company.
Related Party Transactions
The following is a summary of material provisions of various transactions we entered into or that were ongoing with our executive officers, directors or 5% or greater stockholders during the years ended December 31, 2019 and 2018.
Aircraft
From time to time, the Company reimburses Mr. Manning for business travel in connection with the use of a private plane owned by Mr. Manning. The Company owns no direct or indirect interest in such private plane, and the Company has not provided any financing to Mr. Manning for such plane. In the event Mr. Manning, or other executive officers, use Mr. Manning's plane in connection with the business of the Company, the Company reimburses Mr. Manning based upon the amount of flight time per trip, which is a fraction of the total cost of the ownership and maintenance of his plane. The total amount of reimbursement with respect to each particular use of the plane for each of the years ended December 31, 2019 and 2018 was less than $0.1 million.
Transactions with non-controlling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds and funds of affiliated entities of certain of the Company's executive officers and directors. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts. The aggregate value of the fees earned and fees waived was less than $0.1 million for the years ended December 31, 2019 and 2018.
Sale of Subsidiary
On August 30, 2019, the Company, through Manning & Napier Group, completed the sale of all of the equity interests in its wholly-owned subsidiary, Perspective Partners, LLC ("PPI") to Manning Partners, LLC, which is wholly-owned by the Chairman of the Company's Board of Directors. The Company received cash proceeds of $3.1 million upon closing. Subsequent to the close, PPI and the Company have entered into a sublease agreement under which PPI leases office space within the Company's headquarters for annual rent of approximately $0.1 million over the term of the sublease, which expires on January 31, 2028.
Affiliated mutual fund and collective investment trust transactions
The Company earns investment advisory fees, distribution and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $40.5 million and $54.6 million in the years ended December 31, 2019 and 2018, respectively. Fees earned for administrative services provided were approximately $2.2 million for each of the years ended December 31, 2019 and 2018.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was approximately $5.5 million and $5.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company has recorded a receivable of approximately $0.2 million for expenses paid on behalf of an affiliated mutual fund. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.
Exchange Agreement

In November 2011, we entered into an exchange agreement with M&N Group Holdings, MNCC and the other direct holders of units of Manning & Napier Group. Subject to certain restrictions set forth therein, certain of our employee-owners, and M&N Group Holdings and MNCC on behalf of Mr. Manning and our other employee-members that are direct or indirect members of M&N Group Holdings and MNCC, are entitled to exchange such units for an aggregate of up to 62,034,200 shares of our Class A common stock as of March 9, 2020, subject to customary adjustments. In addition, the holders of any units of Manning & Napier Group thereafter issued will also become parties to the exchange agreement and, pursuant to the terms of the exchange agreement, we may also purchase or exchange such units for shares of our Class A common stock. For any units of Manning & Napier Group exchanged, the Company will (1) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expense, or, at the Company's election, (2) issue shares of the Company's Class A common stock on a one-for-one basis, subject, in each case, to customary adjustments.
On May 2, 2019 the direct holders of units of Manning & Napier Group exchanged an aggregate of 1,315,521 Class A units of Manning & Napier Group for approximately $3.1 million paid to holders, of which approximately $0.2 million was paid to each of Dr. Coons and Mr. Stamey, our former chief executive officers.
On March 30, 2018 the direct holders of units of Manning & Napier Group exchanged an aggregate of 581,344 Class A units of Manning & Napier Group for approximately $1.9 million paid to holders, none of whom are related persons.
The exchange agreement described above is filed as an exhibit to our 2011 Annual Report on Form 10-K, and the foregoing description is qualified by reference thereto.
Registration Rights Agreement
In November 2011, we entered into a registration rights agreement with the holders of units of Manning & Napier Group, pursuant to which the shares of Class A common stock issued upon exchanges of their units, if any, will be eligible for resale, subject to certain limitations set forth therein.
We have agreed in the registration rights agreement to indemnify the participating holders, solely in their capacity as selling stockholders, against any losses or damages resulting from or relating to any untrue statement, or omission, of any material fact contained in any registration statement, prospectus or any amendments or supplements thereto pursuant to which they may sell the shares of our Class A common stock that they receive upon exchange of their units, except to the extent such liability arose from information furnished by the selling stockholder used in a shelf registration statement, and the participating holders have agreed to indemnify us against all losses caused by their misstatements or omissions of a material fact relating to them. No selling stockholder shall be liable to the Company for an amount in excess of the amount received by such selling stockholder in the offering giving rise to such liability.
We will pay all expenses incident to our performance of, or compliance with, any registration or marketing of securities pursuant to the registration rights agreement. The selling stockholders will pay their respective portions of all underwriting discounts, commissions and transfer taxes relating to the sale of their shares of our Class A common stock pursuant to the registration rights agreement.
The registration rights agreement described above is filed as an exhibit to our 2011 Annual Report on Form 10-K, and the foregoing description is qualified by reference thereto.
Tax Receivable Agreement
In November 2011, we entered into a tax receivable agreement with the other holders of units of Manning & Napier Group, pursuant to which we are required to pay to the holders of such units 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize, or are deemed to realize in certain circumstances, as a result of any step-up in tax basis in Manning & Napier Group’s assets resulting from (i) certain tax attributes of their units sold to us or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the tax receivable agreement and (ii) tax benefits related to imputed interest. Payments pursuant to the tax receivable agreement totaled approximately $0.7 million during the year ended December 31, 2019, of which approximately $0.4 million was paid to Mr. Manning. The remaining approximately $0.3 million was paid to the other holders, none of whom are related persons. Payments pursuant to the tax receivable agreement totaled approximately $2.5 million during the year ended December 31, 2018, of which approximately $1.2 million was paid to Mr. Manning. The remaining approximately $1.3 million was paid to the other holders, none of whom are related persons. Payments pursuant to the tax receivable agreement to Dr. Coons and Messrs. Stamey and Goldberg were less than $120,000 to each individual in each of the years ended December 31, 2019 and 2018.
The tax receivable agreement described above is filed as an exhibit to our 2011 Annual Report on Form 10-K, and the foregoing description is qualified by reference thereto.

Item 14.     Principal Accounting Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
The following table sets forth the aggregate fees for professional services rendered by the Company’s independent registered public accounting firm, PricewaterhouseCoopers, LLP ("PwC"), in each of the last two years.

	Year Ended December 31,
Fee Category	2019	2018
Audit Fees (1)	$1,127,100	$1,189,164
Audit-Related Fees (2)	2,200	2,200
Tax Fees	—	—
All Other Fees (3)	1,077,950	2,700
Total Fees (4)	$2,207,250	$1,194,064

(1)
Audit fees consist of fees and expenses for professional services provided in connection with the annual audit of our consolidated financial statements, services that an independent registered public accounting firm would customarily provide in connection with subsidiary audits, and the annual audits of the financial statements of the Exeter Trust Company collective investment trusts.

(2)	Audit-related fees consist of fees for the performance of audits and attest services not required by statute or regulations.

(3)
In 2019, as part of the Company's initiative to advance its digital transformation, PwC assisted the Company in its digital capability assessment, including defining its operational model and associated technology platform, and assistance with third-party vendor reviews. Fees, including expenses, in 2019 for this were $1,075,250. In 2019 and 2018, All Other Fees also consist of procurement of an on-line accounting research tool and financial statement disclosure checklist offered by PwC to its clients.

(4)
PwC also provides audit and tax services to the mutual funds we manage. Fees for these services were approximately $816,800 and $902,618 for audit fees in 2019 and 2018, respectively, and $433,610 and $272,853 for tax services in 2019 and 2018, respectively. The tax services provided consisted primarily of tax compliance and related services for the mutual funds. The fees for these services are not included in this table as they were not provided to us or our consolidated subsidiaries.

The Audit Committee believes that the foregoing expenditures are compatible with maintaining the independence of the Company’s registered public accounting firm. The Audit Committee will annually review and pre-approve the audit and non-audit services to be provided during the next audit cycle by the independent registered public accounting firm. The Audit Committee may also designate a member of management to monitor the performance of all services provided by the independent registered public accounting firm and report his or her findings to the Audit Committee.

PART IV
Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(i)	Consolidated Statements of Financial Condition as of December 31, 2019 and 2018

(ii)	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018

(iv)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019 and 2018

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
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

4.2	Description of Securities
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

10.8*
Form of Restricted Stock Award Agreement, as amended December 1, 2018, under the Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities Exchange Commission on March 27, 2019.

10.9*	Form of Restricted Stock Award Agreement, as amended February 1, 2020, under the Manning & Napier, Inc. 2011 Equity Compensation Plan.
10.10*
Manning & Napier 2018 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities Exchange Commission on March 27, 2019.

10.11*
Form of LTIP Award Agreement under the Manning & Napier 2018 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities Exchange Commission on March 27, 2019.

10.12*
Form of Stock Option Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.13
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

10.15
Form of Indemnification Agreement is incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.16*
Employment Agreement, dated January 30, 2019, of Marc Mayer is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities Exchange Commission on March 27, 2019.

10.17*
Restricted Stock Unit Award Agreement, dated January 30, 2019, by and between Manning & Napier, Inc., and Marc Mayer is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities Exchange Commission on March 27, 2019.

10.18*
Time-Vesting Stock Option Agreement, dated January 30, 2019, by and between Manning & Napier, Inc., and Marc Mayer is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities Exchange Commission on March 27, 2019.

10.19*
Performance-Vesting Stock Option Agreement, dated January 30, 2019, by and between Manning & Napier, Inc., and Marc Mayer is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities Exchange Commission on March 27, 2019.

10.20*
Employment Agreement, dated August 1, 1993, of Jeff Coons is incorporated herein by reference to Exhibit 10.15 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.21*
Employment Agreement, dated June 28, 1993, of Charles Stamey is incorporated herein by reference to Exhibit 10.16 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.22
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

10.24
Second Amendment to Amended and Restated Shareholder Agreement of MNA Advisors, Inc. is incorporated herein by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013.

10.25
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

10.31
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

10.33
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated March 30, 2018 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2018.

10.34
Form of Redemption Agreement between Manning & Napier Capital Company, L.L.C. and Manning & Napier Group, LLC, dated March 30, 2018 is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2018.

10.35
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated May 2, 2019 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2019.

10.36
Form of Redemption Agreement between Manning & Napier Capital Company, LLC and Manning & Napier Group, LLC, dated May 2, 2019 is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2019.

10.37
Purchase Agreement, dated June 28, 2019, by and between Manning & Napier Group, LLC, Manning Partners, LLC and Perspective Partners, LLC is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 13, 2019.

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

101
Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements.

 __________________________
* Management contract or compensatory plan or arrangement

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 13, 2020

MANNING & NAPIER, INC.

By:	/s/ Marc Mayer
	Name:	Marc Mayer
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Marc Mayer	Chief Executive Officer	March 13, 2020
Marc Mayer	(principal executive officer)

/s/ Paul J. Battaglia	Chief Financial Officer	March 13, 2020
Paul J. Battaglia	(principal financial and accounting officer)

/s/ William Manning	Chairman of the Board of Directors	March 13, 2020
William Manning

/s/ Joel Domino	Director	March 13, 2020
Joel Domino

/s/ Edward George	Director	March 13, 2020
Edward George

/s/ Richard Goldberg	Director	March 13, 2020
Richard Goldberg

/s/ Barbara Goodstein	Director	March 13, 2020
Barbara Goodstein

/s/ Robert Kopech	Director	March 13, 2020
Robert Kopech

/s/ Kenneth Marvald	Director	March 13, 2020
Kenneth Marvald

/s/ Edward J. Pettinella	Director	March 13, 2020
Edward J. Pettinella

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Manning & Napier, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Manning & Napier, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
Rochester, New York

March 13, 2020

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$67,088	$59,586
Accounts receivable	10,182	11,447
Investment securities	90,467	91,190
Prepaid expenses and other assets	5,607	5,221
Total current assets	173,344	167,444
Property and equipment, net	4,565	5,649
Operating lease right-of-use assets	18,795	—
Net deferred tax assets, non-current	20,668	20,795
Goodwill	4,829	4,829
Other long-term assets	4,010	3,842
Total assets	$226,211	$202,559

Liabilities
Accounts payable	$1,614	$1,845
Accrued expenses and other liabilities	26,201	25,126
Deferred revenue	10,759	9,305
Total current liabilities	38,574	36,276
Operating lease liabilities, non-current	18,753	—
Other long-term liabilities	2,017	2,691
Amounts payable under tax receivable agreement, non-current	17,246	17,349
Total liabilities	76,590	56,316
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 15,956,526 and 15,310,958 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	$160	$153
Additional paid-in capital	198,516	198,604
Retained deficit	(38,478)	(38,865)
Accumulated other comprehensive income	(50)	(77)
Total shareholders’ equity	160,148	159,815
Noncontrolling interests	(10,527)	(13,572)
Total shareholders’ equity and noncontrolling interests	149,621	146,243
Total liabilities, shareholders’ equity and noncontrolling interests	$226,211	$202,559
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2019	2018
Revenues
Management Fees
Separately managed accounts	$86,289	$97,123
Mutual funds and collective investment trusts	29,344	41,462
Distribution and shareholder servicing	10,227	12,089
Custodial services	6,864	7,591
Other revenue	3,277	3,066
Total revenue	136,001	161,331
Expenses
Compensation and related costs	80,967	87,408
Distribution, servicing and custody expenses	12,568	18,175
Other operating costs	39,758	32,366
Total operating expenses	133,293	137,949
Operating income	2,708	23,382
Non-operating income (loss)
Interest expense	(26)	(49)
Interest and dividend income	3,262	2,408
Change in liability under tax receivable agreement	(199)	1,341
Net gains (losses) on investments	1,677	(1,450)
Gain on sale of business	2,883	—
Total non-operating income (loss)	7,597	2,250
Income before provision for income taxes	10,305	25,632
Provision for income taxes	448	2,647
Net income attributable to controlling and noncontrolling interests	9,857	22,985
Less: net income attributable to noncontrolling interests	8,424	19,788
Net income attributable to Manning & Napier, Inc.	$1,433	$3,197

Net income per share available to Class A common stock
Basic	$0.10	$0.21
Diluted	$0.09	$0.21
Weighted average shares of Class A common stock outstanding
Basic	15,216,707	14,623,198
Diluted	77,973,919	14,630,170
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018
Net income attributable to controlling and noncontrolling interests	$9,857	$22,985
Net unrealized holding gains (losses) on investment securities, net of tax	142	51
Reclassification adjustment for realized (gains) losses on investment securities included in net income	(23)	42
Comprehensive income	9,976	23,078
Less: Comprehensive income attributable to noncontrolling interest	8,516	19,872
Comprehensive income attributable to Manning & Napier, Inc.	$1,460	$3,206

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock- Class A		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount		Retained Deficit			Total

Balance—January 1, 2018	15,039,347	$150	$198,641	$(38,424)	$(86)	$(21,921)	$138,360
Net income	—	—	—	3,197	—	19,788	22,985
Distributions to noncontrolling interests	—	—	—	—	—	(13,089)	(13,089)
Net changes in unrealized investment securities gains or losses	—	—	—	—	9	42	51
Common stock issued under equity compensation plan, net of forfeitures	271,611	3	(3)	—	—	—	—
Equity-based compensation	—	—	413	—	—	1,855	2,268
Dividends declared on Class A common stock - $0.26 per share	—	—	—	(3,904)	—	—	(3,904)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	266	—	1,224	1,490
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(447)	—	—	(1,471)	(1,918)
Balance—December 31, 2018	15,310,958	$153	$198,604	$(38,865)	$(77)	$(13,572)	$146,243
Net income	—	—	—	1,433	—	8,424	9,857
Distributions to noncontrolling interests	—	—	—	—	—	(5,854)	(5,854)
Net changes in unrealized investment securities gains or losses	—	—	—	—	27	115	142
Common stock issued under equity compensation plan, net of forfeitures	645,568	7	(7)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to restricted stock units vested	—	—	(66)	—	—	(284)	(350)
Equity-based compensation	—	—	696	—	—	2,984	3,680
Dividends declared on Class A common stock - $0.08 per share	—	—	—	(1,122)	—	—	(1,122)
Cumulative effect of change in accounting principle, net of taxes (Note 10)	—	—	—	76	—	—	76
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(711)	—	—	(2,340)	(3,051)
Balance—December 31, 2019	15,956,526	$160	$198,516	$(38,478)	$(50)	$(10,527)	$149,621
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$9,857	$22,985
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	3,680	2,268
Depreciation and amortization	3,763	1,719
Change in amounts payable under tax receivable agreement	199	(1,341)
Gain on sale of intangible assets	(194)	(2,626)
Gain on sale of business	(2,883)	—
Net (gains) losses on investment securities	(1,677)	1,450
Deferred income taxes	203	2,431
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	1,253	3,890
Prepaid expenses and other assets	(408)	79
Other long-term assets	2,453	15
Accounts payable	(231)	233
Accrued expenses and other liabilities	(1,298)	(6,582)
Deferred revenue	1,455	(908)
Other long-term liabilities	(1,207)	(775)
Net cash provided by operating activities	14,965	22,838
Cash flows from investing activities:
Purchase of property and equipment	(2,461)	(1,950)
Sale of investments	13,165	6,857
Purchase of investments	(119,001)	(90,160)
Sale of intangible assets	194	2,626
Proceeds from sale of business, net	2,902	—
Proceeds from maturity of investments	108,378	61,119
Net cash provided by (used in) investing activities	3,177	(21,508)
Cash flows from financing activities:
Distributions to noncontrolling interests	(5,854)	(13,089)
Dividends paid on Class A common stock	(1,244)	(4,878)
Payment of shares withheld to satisfy withholding requirements	(350)	—
Payment of capital lease obligations	(141)	(121)
Purchase of Class A units of Manning & Napier Group, LLC	(3,051)	(1,918)
Net cash used in financing activities	(10,640)	(20,006)
Net increase (decrease) in cash and cash equivalents	7,502	(18,676)
Cash and cash equivalents:
Beginning of period	59,586	78,262
End of period	$67,088	$59,586

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2019	2018
Supplemental disclosures:
Cash paid during the period for interest	$26	$80
Cash payments during the period for taxes, net of refunds	$238	$(89)
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$247	$266
Equipment acquired through capital lease obligation	$175	$34
Accrued dividends	$312	$306

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization and Nature of the Business
Manning & Napier, Inc. is an independent registered investment advisor that provides clients with a broad range of financial solutions and investment strategies, including wealth management services. Founded in 1970, the Company offers U.S. and non-U.S. equity, fixed income and a range of blended asset portfolios, such as life cycle funds and actively-managed exchange-traded fund ("ETF")-based portfolios. Headquartered in Fairport, New York, the Company serves a diversified client base of high-net-worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organization structure as of December 31, 2019.

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
Gain of Sale of Business
On June 28, 2019, the Company, through Manning & Napier Group, entered into an agreement (the "Agreement") to sell all of the equity interests in its wholly-owned subsidiary, Perspective Partners, LLC ("PPI") to Manning Partners, LLC, which is wholly-owned by the Chairman of the Company's Board of Directors (Note 16). The purchase price is based on historical expenses of PPI from September 1, 2018 until the date of closing, and future revenue payments, as applicable.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Principles of Consolidation
As of December 31, 2019, Manning & Napier holds an economic interest of approximately 19.2% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $3.2 million and $3.6 million at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company did not have a controlling financial interest in any mutual fund.
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
Investment Securities
Investment securities are classified as either equity investments, trading, equity method investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on equity investments, at fair value or trading investments, as applicable, are recorded in net gains (losses) on investments in the consolidated statements of operations. At December 31, 2019 and 2018, equity investments, at fair value consist of investments held by the Company for the purpose of providing initial cash seeding for product development purposes and investments to hedge economic exposure to market movements on its deferred compensation plan.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing and custodial contracts. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2019 or 2018. Accounts receivable are stated at cost, which approximates market value due to the short-term collection of balances. The fair value of accounts receivable have been classified as Level 1 in accordance with the fair value hierarchy.
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
Goodwill
Goodwill represents the excess cost over the fair value of the identifiable net assets of acquired companies. The Company attributes all goodwill to its single reporting unit. Goodwill is tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There were no facts or circumstances occurring during 2019 or 2018 suggesting possible impairment.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Equity-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recognizes this cost over the period during which an employee is required to provide service in exchange for the award, and accounts for forfeitures as they occur. See Note 14 for additional information on equity-based compensation.
Deferred Compensation
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
Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2019 and 2018.
Loss Contingencies
The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s consolidated financial statements. No loss accruals were recorded as of December 31, 2019 and 2018.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which provides an optional transition method related to implementing the new lease standard. The Company adopted the new standard on its effective date of January 1, 2019. Refer to Note 10 for further discussion regarding the impact of adoption.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The ASU is effective for

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

fiscal years beginning after December 15, 2018, with early adoption permitted. The Company's adoption of ASU 2018-02 on January 1, 2019 did not have a material impact on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements that currently exist in U.S. GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Implementation costs would either be capitalized or expensed as incurred depending on the project stage. All costs in the preliminary and post-implementation project stages are expensed as incurred, while certain costs within the application development stage are capitalized. The revised guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, with early adoption permitted. While the Company continues to assess all of the effects of adoption, it currently believes the adoption of this ASU will not have a material impact on its consolidated statements of operations. Requirements under the standard are generally consistent with the Company's current accounting for cloud computing arrangements, with the primary difference being the classification of certain information in its consolidated financial statements and related disclosures.
Note 3—Revenue, Contract Assets and Contract Liabilities
Disaggregated Revenue
The following table represents the Company’s separately managed account and mutual fund and collective investment trust investment management revenue by investment portfolio during the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019
	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$65,949	$17,731	$83,680
Equity	17,992	11,597	29,589
Fixed Income	2,348	16	2,364
Total	$86,289	$29,344	$115,633

	Year ended December 31, 2018
	Separately managed accounts	Mutual funds and collective investment trusts	Total
	(in thousands)
Blended Asset	$71,730	$25,421	$97,151
Equity	22,804	15,987	38,791
Fixed Income	2,589	54	2,643
Total	$97,123	$41,462	$138,585

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable
Accounts receivable as of December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019	December 31, 2018
	(in thousands)
Accounts receivable - third parties	$5,778	$5,342
Accounts receivable - affiliated mutual funds and collective investment trusts	4,404	6,105
Total accounts receivable	$10,182	$11,447
Accounts receivable: Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the years ended December 31, 2019 or 2018.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $40.5 million and $54.6 million during the years ended December 31, 2019 and 2018, respectively, which represents greater than 10% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statement of financial condition as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Affiliated mutual funds	$3,164	$4,802
Affiliated collective investment trusts	1,240	1,303
Accounts receivable - affiliated mutual funds and collective investment trusts	$4,404	$6,105

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the years ended December 31, 2019 and 2018, revenue was increased by less than $0.1 million and decreased by less than $0.1 million for changes in transaction price, respectively. Accrued accounts receivable of $0.3 million and $0.2 million is reported within prepaid expenses and other assets in the consolidated statement of financial condition as of December 31, 2019 and 2018, respectively.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the years ended December 31, 2019 and 2018 that was included in deferred revenue at the beginning of the period was approximately $8.8 million and $9.9 million, respectively.
Costs to obtain a contract: Incremental first year commissions directly associated with new separate account and collective investment trust contracts are capitalized and amortized straight-line over an estimated customer contract period of 7 years for separate accounts and 3 years for collective investment trust contracts. The total net asset as of December 31, 2019 and 2018 was approximately $1.0 million and $1.2 million, respectively. Amortization expense included in compensation and related costs totaled approximately $0.4 million and $0.5 million during the years ended December 31, 2019 and 2018, respectively. Impairment losses of approximately $0.1 million and $0.3 million was recognized during the years ended December 31, 2019 and 2018, respectively, related to contract acquisition costs for client contracts that canceled during the respective period.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 19.2% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial conditions with respect to the remaining approximately 80.8% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the consolidated statements of operations

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Year Ended December 31,
	2019	2018
	(in thousands)
Income before provision for income taxes	$10,305	$25,632
Less: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(227)	1,272
Income before provision for income taxes, as adjusted	10,532	24,360
Controlling interest percentage (2)	18.9%	18.2%
Net income attributable to controlling interest	1,992	4,432
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(227)	1,272
Income before income taxes attributable to Manning & Napier, Inc.	1,765	5,704
Less: provision for income taxes of Manning & Napier, Inc. (3)	332	2,507
Net income attributable to Manning & Napier, Inc.	$1,433	$3,197
__________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for income taxes totaled approximately $0.4 million and $2.6 million for the years ended December 31, 2019 and 2018, respectively.

A total of 62,034,200 units of Manning & Napier Group are held by the noncontrolling interests as of December 31, 2019. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, such units may be exchangeable for shares of the Company's Class A common stock. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
During the year ended December 31, 2019, M&N Group Holdings and MNCC exchanged a total of 1,315,521 Class A units of Manning & Napier Group for approximately $3.1 million in cash. Subsequent to the exchange, the Class A units were retired. In addition, during the year ended December 31, 2019, Class A common stock was issued under the 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group, net of forfeitures of unvested restricted stock awards.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides a summary of the transactions that have impacted the Company's equity ownership interest in Manning & Napier Group during the years ended December 31, 2019 and 2018:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of January 1, 2018	13,873,042	63,931,065	77,804,107	17.8%
Class A Units issued	253,694	—	253,694	0.3%
Class A Units exchanged	—	(581,344)	(581,344)	0.1%
As of December 31, 2018	14,126,736	63,349,721	77,476,457	18.2%
Class A Units issued	623,485	—	623,485	0.7%
Class A Units exchanged	—	(1,315,521)	(1,315,521)	0.3%
As of December 31, 2019	14,750,221	62,034,200	76,784,421	19.2%

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
During the years ended December 31, 2019 and 2018, the Company made approximately $5.9 million and $13.1 million, respectively, in distributions to noncontrolling interests. None of these distributions were payments pursuant to the tax receivable agreement (Note 15).
Note 5—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2019 and December 31, 2018:

	December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$35,148	$—	$(91)	$35,057
U.S. Treasury notes	33,908	193	—	34,101
Short-term investments	12,119	—	—	12,119
				81,277
Equity investments, at fair value
Equity securities				6,038
Mutual funds				3,152
				9,190
Total investment securities				$90,467

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2018
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$15,488	$—	$(75)	$15,413
U.S. Treasury notes	21,613	36	—	21,649
Short-term investments	45,879	—	—	45,879
				82,941
Equity investments, at fair value
Equity securities				4,683
Mutual funds				3,566
				8,249
Total investment securities				$91,190
Investment securities are classified as either equity investments, trading, equity method investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At December 31, 2019 and 2018, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $1.5 million of net unrealized gains and $1.5 million of net unrealized losses related to investments classified as equity investments, at fair value for the years ended December 31, 2019 and 2018, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of December 31, 2019 and 2018, approximately $0.6 million of the U.S. Treasury notes is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2019 or 2018.
The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	(in thousands)
Gross realized investment gains	$269	$401
Gross realized investment losses	(135)	(347)
Net realized gains (losses)	$134	$54
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$6,038	$—	$—	$6,038
Fixed income securities	—	35,057	—	35,057
Mutual funds	3,152	—	—	3,152
U.S. Treasury notes	—	34,101	—	34,101
Short-term investments	—	12,119	—	12,119
Total assets at fair value	$9,190	$81,277	$—	$90,467

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$4,683	$—	$—	$4,683
Fixed income securities	—	15,413	—	15,413
Mutual funds	3,566	—	—	3,566
U.S. Treasury notes	—	21,649	—	21,649
Short-term investments	43,914	1,965	—	45,879
Total assets at fair value	$52,163	$39,027	$—	$91,190

Contingent consideration liability	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—
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
Contingent consideration was a component of the Company's purchase price of Rainier in 2016 of additional cash payments of up to $32.5 million over the three-year period ending December 31, 2019, contingent upon Rainier’s achievement of certain financial targets. The fair value of the contingent consideration is calculated on a quarterly basis by forecasting Rainier’s adjusted earnings before interest, taxes and amortization ("EBITA") over the contingency period. There were no changes in contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2019.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between Levels during the year ended December 31, 2019 or 2018.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Property and Equipment
Property and equipment as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Furniture and fixtures	$1,878	$2,506
Office equipment	4,150	4,146
Computer software	4,281	4,855
Leasehold improvements	5,679	5,469
	15,988	16,976
Less: Accumulated depreciation	(11,423)	(11,327)
Property and equipment, net	$4,565	$5,649
Depreciation expense is included in other operating costs and totaled approximately $3.6 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively.
During the year ended December 31, 2019, in connection with initiatives to upgrade its technology platform, the Company recognized charges totaling approximately $3.1 million for the impairment of certain capitalized internal-use software of $2.1 million and for the write-off of associated prepaid license costs of $1.0 million. These charges are reflected within other operating costs in the statements of operations. Subsequent to entering into a new contract with a third-party service provider to leverage its platform in order to expand the Company's digital capabilities, the Company determined that certain previously capitalized internal-use software and associated prepaid license costs did not have significant value in its future technology strategy and would not ultimately be completed or placed into service. The Company also recognized an expense of approximately $3.2 million, representing the present value of approximately $3.4 million of future cash obligations under the previous software license agreement, of which approximately $1.4 million is included in accrued expenses and other liabilities in the consolidated statements of financial condition at December 31, 2019, with the remainder included in other long-term liabilities.
The Company has evaluated its property and equipment for impairment under the current accounting standards and has concluded that no impairment loss has occurred as of December 31, 2019 other than as discussed in the paragraph above. No impairment loss occurred in the year ended December 31, 2018.
Note 8—Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $4.8 million at both December 31, 2019 and 2018, and there was no accumulated impairment. There were no changes in the carrying value of goodwill during the years ended December 31, 2019 and 2018.
The Company completed its goodwill impairment testing in the fourth quarter of 2019 and determined that there were no facts and circumstances occurring during 2019 suggesting possible impairment. No impairment of goodwill was recognized during the years ended December 31, 2019 and 2018.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
The following table reflects the components of intangible assets as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Intangible assets subject to amortization:
Cost - Separately managed account client relationships	$897	$897
Accumulated amortization - Separately managed account client relationships	(897)	(897)
Cost - Trademark	340	340
Accumulated amortization - Trademark	(235)	(190)
Intangible assets subject to amortization, net	105	150

Indefinite-lived intangible assets:
Cost - Mutual fund and collective trust contracts	2,578	2,578
Mutual fund and collective trust contracts	2,578	2,578

Total intangible assets, net	$2,683	$2,728

There were no facts or circumstances occurring during the years ended December 31, 2019 or 2018 suggesting possible impairment.
Amortization expense was less than $0.1 million for each of the years ended December 31, 2019 and 2018. As of December 31, 2019, intangible assets subject to amortization are being amortized over a weighted-average remaining life of 1.2 years. The estimated amortization expense to be recognized over the next 5 years is as follows:

Year Ending December 31,	Estimated Amortization Expense
(in thousands)
2020	$45
2021	45
2022	15
2023	—
2024	—
Thereafter	—
Total	$105

Note 9—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued bonuses and sales commissions	$14,825	$16,121
Accrued payroll and benefits	4,415	4,087
Accrued sub-transfer agent fees	420	1,451
Dividends payable on Class A common stock	312	306
Amounts payable under tax receivable agreement	275	674
Short-term operating lease liabilities	2,682	—
Other accruals and liabilities	3,272	2,487
	$26,201	$25,126
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
The Company estimates the total employee severance costs under the offering to be approximately $2.6 million, of which approximately $0.3 million was recognized during the year ended December 31, 2019. Also during the year ended December 31, 2019, the Company recognized approximately $2.7 million of severance costs as a result of involuntary workforce reductions. Employee severance costs recognized are included in compensation and related costs in the consolidated statements of operations.
The following table summarizes the changes in accrued employee severance costs recognized by the Company for the year ended December 31, 2019, as included in accrued expenses and other liabilities in the consolidated statements of financial condition:

Twelve months ended December 31, 2019
(in thousands)
Accrued employee severance costs as of December 31, 2018	$1,642
Employee severance costs recognized	2,964
Payment of employee severance costs	(2,988)
Accrued employee severance costs as of December 31, 2019	$1,618
Note 10—Leases
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
The Company's leases have remaining lease terms ranging between approximately 1 year and 8 years. The Company's lease term on certain of its multi-year office space leases, including its headquarters, include options for the Company to extend those leases for periods ranging from an additional five to ten years. In addition, the Company has the option to reduce a portion of its square footage at certain times throughout the term of the lease for its headquarters. The Company determined it is not reasonably certain at this time it will exercise the options to extend these leases or will exercise the options to reduce its square footage; therefore, the payment amounts related to these lease term extensions and contraction options have been excluded from determining its right-of-use asset and lease liability.
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
The components of lease expense for the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019
(in thousands)
Finance lease expense
Amortization of right-of-use assets	$124
Interest on lease liabilities	11
Operating lease expense	3,622
Short-term lease expense	13
Variable lease expense	319
Sublease income	(687)
Total lease expense	$3,402

Supplemental cash flow information related to leases for the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$11
Finance cash flows from finance leases	$130
Operating cash flows from operating leases	$3,853

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$175
Operating leases	$898
Supplemental balance sheet information related to leases as of December 31, 2019 was as follows:

December 31, 2019
Finance Leases	(in thousands, except lease term and discount rate)
Finance lease right-of-use assets (1)	$203

Accrued expenses and other liabilities	$94
Other long-term liabilities	120
Total finance lease liabilities	$214

Operating Leases
Operating lease right-of-use assets	$18,795

Accrued expenses and other liabilities	$2,682
Operating lease liabilities, non-current	18,753
Total operating lease liabilities	$21,435

Weighted average remaining lease term
Finance leases	2.83 years
Operating leases	7.43 years
Weighted average discount rate
Finance leases	4.69%
Operating leases	5.14%
_______________________

(1)	Amounts included in other long-term assets within the consolidated statements of financial condition.

Maturities of lease liabilities were as follows:

Year ending December 31,	Finance Leases	Operating Leases
	(in thousands)
2020	$103	$3,708
2021	59	3,714
2022	40	3,518
2023	27	3,134
2024	—	3,073
Thereafter	—	8,670
Total lease payments	229	25,817
Less imputed interest	(15)	(4,382)
Total lease liabilities	$214	$21,435
The adoption of ASU-2016-02 using the effective date as the date of initial application requires the inclusion of the disclosures for periods prior to adoption, which are included below.
Minimum future rental commitments as of December 31, 2018 for all non-cancelable operating leases were as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2019	$3,748
2020	3,780
2021	3,712
2022	3,668
2023	3,369
Thereafter	13,397
Total undiscounted lease payments	$31,674
Rent expense was $3.7 million for the year ended December 31, 2018. At December 31, 2018, the Company had approximately $0.2 million of total capital lease obligations.
Note 11—Commitments and Contingencies
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc.. Additionally, the Company could be subject to non-routine reviews and inspections by the National Futures Association and U.S. Commodity Futures Trading Commission in regards to the Company’s de minimis exposure to commodity interest investments in the mutual funds and collective investment trust vehicles it operates. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of December 31, 2019 and 2018, the Company has not accrued for any such claims, legal proceedings, or other contingencies.

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
Class B Common Stock
Pursuant to the Company's Amended and Restated Certificate of Incorporation the Company's Class B common stock entitles the holder thereof to a majority of the vote on all matters submitted to a vote of stockholders. The Company's Class B common stock does not entitle the holder thereof to any right to receive dividends or to receive a distribution upon the dissolution, liquidation or sale of all or substantially all of the Company's assets. There are no outstanding shares of our Class B common stock.
Voting
Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast by all shares of Class A common stock.
Shares Eligible for Future Sale
The Company is party to an exchange agreement with M&N Group Holding and MNCC, the other direct holders of all of the units of Manning & Napier Group that are not held by the Company.
As of December 31, 2019, a total of 62,034,200 Class A units of Manning & Napier Group are held by the noncontrolling interests, of which approximately 60 million are held by William Manning. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering, subject to certain restrictions, these units may be exchangeable on an annual basis for shares of the Company’s Class A common stock.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the years ended December 31, 2019 and 2018 under the two-class method:

	Year Ended December 31,
	2019	2018
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$9,857	$22,985
Less: net income attributable to noncontrolling interests	8,424	19,788
Net income attributable to Manning & Napier, Inc.	$1,433	$3,197
Less: allocation to participating securities	(102)	67
Net income available to Class A common stock	$1,535	$3,130

Weighted average shares of Class A common stock outstanding - basic	15,216,707	14,623,198
Dilutive effect from unvested equity awards	286,908	6,972
Dilutive effect of exchangeable Class A units	62,470,304	—
Weighted average shares of Class A common stock outstanding - diluted	77,973,919	14,630,170
Net income available to Class A common stock per share - basic	$0.10	$0.21
Net income available to Class A common stock per share - diluted	$0.09	$0.21
For the year ended December 31, 2019, 3,000,000 unvested performance-based stock options were excluded from the calculation of diluted EPS because the associated market condition had not yet been achieved.
For the years ended December 31, 2019 and 2018, there were unvested equity awards of 902,073 and 1,602,337 respectively, excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.
At December 31, 2019 and 2018 there were 62,034,200 and 63,349,721, respectively, Class A units of Manning & Napier Group which for each period, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company’s Class A common shares. These units were not included in the calculation of diluted earnings per common share for the year ended December 31, 2018 because the effect would have been anti-dilutive.
Note 14—Equity Based Compensation
2011 Equity Compensation Plan
The Equity Plan was adopted by the Company's board of directors and approved by the Company's stockholders prior to the consummation of the IPO. A total of 13,142,813 equity interests are authorized for issuance. The equity interests may be issued in the form of the Company's Class A common stock, restricted stock units, stock options, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group.
During the year ended December 31, 2019, 4,270,571 equity awards were granted under the Equity Plan, including 770,571 restricted stock awards and 3,500,000 stock option awards.
The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the year ended December 31, 2019 :

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2019	1,602,337	$5.31
Granted	770,571	$2.38
Vested	(1,145,992)	$4.17
Forfeited	(189,015)	$5.85
Stock awards outstanding at December 31, 2019	1,037,901	$4.30
The weighted average fair value of Equity Plan stock awards granted during the years ended December 31, 2019 and 2018 was $2.38 and $2.07, respectively, based on the closing sale price of Manning & Napier Inc.'s Class A common stock as reported on the New York Stock Exchange on the date of grant reduced, when applicable, by the present value of the dividends

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

expected to be paid on the underlying shares during the requisite service period. Restricted stock unit awards are not entitled to dividends declared on the underlying shares of Class A common stock until the awards vest.
For the years ended December 31, 2019 and 2018, the Company recorded approximately $3.1 million and $2.3 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during the years ended December 31, 2019 and 2018 was approximately $2.3 million and $1.7 million, respectively. As of December 31, 2019, there was unrecognized compensation expense related to stock awards of approximately $2.7 million, which the Company expects to recognize over a weighted average period of approximately 1.6 years.
In connection with the vesting of stock awards during the year ended December 31, 2019, the Company withheld a total of 197,924 shares of Class A common stock to satisfy approximately $0.4 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
A summary of activity under the Equity Plan related to stock option awards during the year ended December 31, 2019 is presented below:

	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	—		$—
Granted	3,500,000		$2.01
Vested	—		$—
Forfeited	—		$—
Outstanding at December 31, 2019	3,500,000		$2.01	4.1	$—
Exercisable at December 31, 2019	—	—	$—
For the year ended December 31, 2019, the Company recorded approximately $0.6 million of compensation expense related to stock options under the Equity Plan. As of December 31, 2019, there was unrecognized compensation expense of approximately $0.9 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 1.2 years.
During the year ended December 31, 2019, the Company granted a total of 3,500,000 stock option awards under the Equity Plan, 3,000,000 of which are subject to the achievement of specified performance criteria ("performance options"). The performance options vest in installments, only if the closing price per share of the Company's Class A common stock as reported on the New York Stock Exchange exceeds a certain threshold for 20 consecutive days ("target price") prior to a specified date ("target date"). Target prices range from $3.25 to $7.75. Target dates by which each target price must be achieved range from three to seven years from the grant date. These performance options are considered to have a market condition, the effect of which is reflected in the grant date fair value of the award. As such, as long as the requisite service is rendered for these awards, compensation expense will be recognized regardless of whether the market condition is achieved. The fair value of these performance options was estimated using a Monte Carlo simulation model and the weighted average grant date fair value for the performance options granted was $0.38.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Components of the provision for income taxes consist of the following:

	Year Ended December 31,
	2019	2018
	(in thousands)
Current
Federal	$146	$69
State and local	99	147
Current tax expense	245	216
Deferred
Federal	255	1,339
State and local	(52)	1,092
Deferred tax expense	203	2,431
Provision for income tax expense	$448	$2,647
The differences between income taxes computed using the U.S. federal income tax rate of 21% for the years ended December 31, 2019 and 2018, and the provision for income taxes for continuing operations are as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Amount computed using the statutory rate	$2,164	$5,383
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	40	193
Net change in state deferred tax rate	—	1,316
Net adjustment to amounts payable under TRA	(42)	(281)
Benefit from the flow-through entities	(1,659)	(4,067)
Other, net	(55)	103
Provision for income taxes	$448	$2,647
The provision for income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the year ended December 31, 2018, the Company recognized a $1.3 million provision for the reduction in the Company's effective tax rate.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2019 and 2018, the Company had recorded a total liability of approximately $17.5 million and $18.0 million, respectively, representing the payments due to the selling unit holders under the TRA. Of these amounts, approximately $0.3 million and $0.7 million were included in accrued expenses and other liabilities at December 31, 2019 and 2018, respectively. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA. The Company made payments pursuant to the TRA of approximately $0.7 million and $2.5 million during the years ended December 31, 2019 and 2018, respectively.
Components of net deferred tax assets consist of the following:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets
743(b) basis	$17,480	$19,399
Bonus and commissions	253	408
Net operating loss carryforwards	2,980	1,229
Operating lease liabilities	936	—
Other	148	190
Total deferred tax assets	21,797	21,226
Deferred tax liabilities
Depreciation and amortization	246	366
Operating lease right-of-use assets	821	—
Prepaid items	62	65
Total deferred tax liabilities	1,129	431
Net deferred tax assets	$20,668	$20,795
As of December 31, 2019, the Company had approximately $12.1 million net operating losses available to offset future taxable income for federal income tax purposes that may be carried forward indefinitely and approximately $6.1 million for state income tax purposes that will expire through 2039 if not utilized.
The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2019 and 2018.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of the Company's liability for income taxes associated with unrecognized tax benefits is as follows:

	December 31,
	2019	2018
	(in thousands)
Balance as of January 1,	$33	$33
Increase related to current year tax positions	—	—
Decrease related to prior year tax positions	(5)	—
Balance as of December 31,	$28	$33
The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded less than $0.1 million in interest and penalties in the consolidated statements of operations for the years ended December 31, 2019 and 2018.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations.
The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2016 through 2018 remain subject to examination by the respective tax authorities.

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
The Company manages the personal funds and funds of affiliated entities of certain of the Company's executive officers and directors. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts. The aggregate value of the fees earned and fees waived was less than $0.1 million for the years ended December 31, 2019 and 2018.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services were approximately $40.5 million and $54.6 million in the years ended December 31, 2019 and 2018, respectively. Fees earned for administrative services provided were approximately $2.2 million for each of the years ended December 31, 2019 and 2018. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was approximately $5.5 million and $5.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company has recorded a receivable of approximately $0.2 million for expenses paid on behalf of an affiliated mutual fund. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.
Note 17—Employee Benefit Plan
The Company offers the Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) to all employees who meet the plan criteria.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 75% of their regular salary subject to annual limitations determined by the IRS. The Company matches an amount equivalent to 50% of a participant’s contribution, not to exceed 3% and 2% of their total compensation during the years ended December 31, 2019 and 2018, respectively. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $1.3 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.
With respect to the profit sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who are eligible. These contributions by the Company amounted to approximately $0.5 million for both years ended December 31, 2019 and 2018.
Note 18—Subsequent Events
Distribution and Dividend
On March 3, 2020, the Board of Directors approved a $2.0 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group. Concurrently, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend is payable on May 1, 2020 to shareholders of record as of April 1, 2020.
Exchange of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2020 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units exchanged multiplied by the value of one share

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.