Form 10-Q
period 2020-03-31
Manning & Napier, Inc.
filed 2020-05-15
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

(585) 325-6880
(Registrant’s telephone number, including area code)
_____________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	MN	New York Stock Exchange
Common Stock Purchase Rights	MN	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2020
Class A common stock, $0.01 par value per share	16,275,359

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$75,019	$67,088
Accounts receivable	9,506	10,182
Investment securities	71,043	90,467
Prepaid expenses and other assets	13,614	5,607
Total current assets	169,182	173,344
Property and equipment, net	4,000	4,565
Operating lease right-of-use assets	18,157	18,795
Net deferred tax assets, non-current	19,311	20,668
Goodwill	4,829	4,829
Other long-term assets	3,821	4,010
Total assets	$219,300	$226,211

Liabilities
Accounts payable	$1,305	$1,614
Accrued expenses and other liabilities	20,222	26,201
Deferred revenue	11,045	10,759
Total current liabilities	32,572	38,574
Operating lease liabilities, non-current	18,163	18,753
Amounts payable under tax receivable agreement, non-current	16,411	17,246
Other long-term liabilities	1,175	2,017
Total liabilities	68,321	76,590
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; and 16,275,359 and 15,956,526 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	163	160
Additional paid-in capital	198,722	198,516
Retained deficit	(37,953)	(38,478)
Accumulated other comprehensive loss	(134)	(50)
Total shareholders’ equity	160,798	160,148
Noncontrolling interests	(9,819)	(10,527)
Total shareholders’ equity and noncontrolling interests	150,979	149,621
Total liabilities, shareholders’ equity and noncontrolling interests	$219,300	$226,211
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues
Management Fees
Wealth Management	$14,300	$16,469
Institutional and Intermediary	12,131	13,234
Distribution and shareholder servicing	2,390	2,624
Custodial services	1,599	1,745
Other revenue	689	725
Total revenue	31,109	34,797
Expenses
Compensation and related costs	19,263	21,448
Distribution, servicing and custody expenses	2,813	3,758
Other operating costs	7,097	8,307
Total operating expenses	29,173	33,513
Operating income	1,936	1,284
Non-operating income (loss)
Interest expense	(2)	(3)
Interest and dividend income	357	809
Change in liability under tax receivable agreement	(2,850)	195
Net gains (losses) on investments	(1,832)	874
Total non-operating income (loss)	(4,327)	1,875
Income (loss) before provision for (benefit from) income taxes	(2,391)	3,159
Provision for (benefit from) income taxes	(3,226)	242
Net income attributable to controlling and noncontrolling interests	835	2,917
Less: net income (loss) attributable to noncontrolling interests	(23)	2,356
Net income attributable to Manning & Napier, Inc.	$858	$561

Net income per share available to Class A common stock
Basic	$0.05	$0.04
Diluted	$0.01	$0.03
Weighted average shares of Class A common stock outstanding
Basic	15,812,951	14,927,265
Diluted	77,907,557	78,581,169
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net income attributable to controlling and noncontrolling interests	$835	$2,917
Net unrealized holding gains (losses) on investment securities, net of tax	(428)	115
Reclassification adjustment for net realized gains on investment securities included in net income	(33)	(14)
Comprehensive income	$374	$3,018
Less: Comprehensive income attributable to noncontrolling interests	(400)	2,436
Comprehensive income attributable to Manning & Napier, Inc.	$774	$582

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended March 31, 2020
Balance—December 31, 2019	15,956,526	$160	$198,516	$(38,478)	$(50)	$(10,527)	$149,621
Net income	—	—	—	858	—	(23)	835
Distributions to noncontrolling interests	—	—	—	—	—	—	—
Net changes in unrealized investment securities gains or losses	—	—	—	—	(84)	(344)	(428)
Common stock issued under equity compensation plan, net of forfeitures	318,833	3	(3)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	—	—	—	(2)	(2)
Equity-based compensation	—	—	252	—	—	1,034	1,286
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(333)	—	—	(333)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(43)	—	—	43	—
Balance—March 31, 2020	16,275,359	$163	$198,722	$(37,953)	$(134)	$(9,819)	$150,979

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended March 31, 2019
Balance—December 31, 2018	15,310,958	$153	$198,604	$(38,865)	$(77)	$(13,572)	$146,243
Net income	—	—	—	561	—	2,356	2,917
Distributions to noncontrolling interests	—	—	—	—	—	(1,620)	(1,620)
Net changes in unrealized investment securities gains or losses	—	—	—	—	21	94	115
Common stock issued under equity compensation plan, net of forfeitures	373,615	4	(4)	—	—	—	—
Equity-based compensation	—	—	272	—	—	1,193	1,465
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(288)	—	—	(288)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	76	—	—	76
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(61)	—	—	61	—
Balance—March 31, 2019	15,684,573	$157	$198,811	$(38,516)	$(56)	$(11,488)	$148,908
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$835	$2,917
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,286	1,465
Depreciation and amortization	378	403
Change in amounts payable under tax receivable agreement	2,850	(195)
Gain on sale of intangible assets	(19)	(56)
Net (gains) losses on investment securities	1,832	(874)
Deferred income taxes	(3,734)	158
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	676	695
Prepaid expenses and other assets	(2,528)	(960)
Other long-term assets	767	660
Accounts payable	(309)	134
Accrued expenses and other liabilities	(9,761)	(10,458)
Deferred revenue	285	(266)
Other long-term liabilities	(1,534)	(500)
Net cash used in operating activities	(8,976)	(6,877)
Cash flows from investing activities:
Purchase of property and equipment	76	(576)
Sale of investments	17,518	2,015
Purchase of investments	(10,520)	(15,301)
Sale of intangible assets	19	56
Proceeds from maturity of investments	10,165	17,358
Net cash provided by investing activities	17,258	3,552
Cash flows from financing activities:
Distributions to noncontrolling interests	—	(1,620)
Dividends paid on Class A common stock	(319)	(306)
Payment of shares withheld to satisfy withholding requirements	(2)	—
Payment of capital lease obligations	(30)	(27)
Net cash used in financing activities	(351)	(1,953)
Net increase (decrease) in cash and cash equivalents	7,931	(5,278)
Cash and cash equivalents:
Beginning of period	67,088	59,586
End of period	$75,019	$54,308
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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of March 31, 2020.

(1)
The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Information Services, LLC, Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").

Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
The Company's critical accounting policies and estimates are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The financial data for the interim periods may not necessarily be indicative of results for future interim periods or for the full year.
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
Summary of Presentation Changes
As of January 1, 2020, the Company revised its presentation of investment management revenue within its consolidated statements of operations. Investment management revenue, previously presented by investment vehicle, has been disaggregated

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

to present investment management revenue by sales channel. Concurrently, the Company revised the presentation of assets under management ("AUM") activity previously reported by investment vehicle to present this activity by sales channel.
Amounts for the comparative prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income and do not represent a restatement of any previously published financial results.
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of March 31, 2020, Manning & Napier holds an economic interest of approximately 19.5% in Manning & Napier Group but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”).
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment, equity investments, at fair value, or as trading securities, as applicable. As of March 31, 2020 and December 31, 2019, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $2.6 million as of March 31, 2020 and $3.2 million as of December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company did not have a controlling financial interest in any mutual fund.
Revenue
Investment Management: Investment management fees are computed as a percentage of AUM. The Company's performance obligation is a series of services that form part of a single performance obligation satisfied over time.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on equity investments, at fair value or trading securities, as applicable, are recorded in net gains (losses) on investments in the consolidated statements of operations. At March 31, 2020, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments to hedge economic exposure to market movements on its deferred compensation plan.
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
Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $11.8 million and $11.4 million as of March 31, 2020 and December 31, 2019, respectively.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements that currently exist in U.S. GAAP for capitalizing implementation costs incurred to develop or obtain internal-use software. Under the new standard, implementation costs are deferred and presented in the same financial statement caption on the consolidated statements of financial condition as a prepayment of related arrangement fees. The deferred costs are recognized over the term of the arrangement in the same financial statement caption in the consolidated statements of operations as the related fees of the arrangement. The Company adopted the provisions of this guidance using the prospective adoption approach, which does not require the restatement of prior years. The adoption of this ASU did not have a material impact on the Company's statement of operations as requirements under the standard are generally consistent with its previous accounting for cloud computing arrangements, with the primary difference being the classification of certain information in its statements of financial condition and related disclosures.
As of March 31, 2020, the Company had a total of approximately $2.3 million of capitalized implementation costs for hosting arrangements within prepaid expenses and other assets on its statements of financial condition, with no amounts in accumulated amortization and no amortization expense recognized during the three months ended March 31, 2020. At December 31, 2019, approximately $0.4 million of these costs were capitalized within property and equipment, net. The hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of the Company's business. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit's carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The adoption of this ASU had did not have a material impact on the Company's consolidated financial statements.
Note 3—Revenue
Disaggregated Revenue
The following table represents the Company’s wealth management and institutional and intermediary investment management revenue by investment portfolio during the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$11,942	$8,186	$20,128	$13,498	$7,828	$21,326
Equity	2,165	3,619	5,784	2,761	4,957	7,718
Fixed Income	193	326	519	210	449	659
Total	$14,300	$12,131	$26,431	$16,469	$13,234	$29,703

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable
Accounts receivable as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accounts receivable - third parties	$5,787	$5,778
Accounts receivable - affiliated mutual funds and collective investment trusts	3,719	4,404
Total accounts receivable	$9,506	$10,182
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three months ended March 31, 2020 or 2019.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $8.9 million for the three months ended March 31, 2020, and approximately $11.1 million for the three months ended March 31, 2019, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statements of financial condition as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Affiliated mutual funds	$2,682	$3,164
Affiliated collective investment trusts	1,037	1,240
Accounts receivable - affiliated mutual funds and collective investment trusts	$3,719	$4,404

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the three months ended March 31, 2020, revenue was decreased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.2 million and $0.3 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition as of March 31, 2020 and December 31, 2019, respectively.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the three months ended March 31, 2020 that was included in deferred revenue at the beginning of the period was approximately $8.3 million.
Costs to obtain a contract: Under compensation plans in effect for periods prior to January 1, 2020, certain incremental first year commissions directly associated with new customer contracts were capitalized and amortized on a straight-line basis over an estimated customer contract period of 3 to 7 years. The total net asset as of both March 31, 2020 and December 31, 2019 was approximately $1.0 million. The related amortization expense, which is included in compensation and related costs, totaled approximately $0.1 million for both of the three month periods ended March 31, 2020 and 2019. An impairment loss is recorded for contract acquisition costs related to client contracts that cancel during the period. These impairment losses totaled less than $0.1 million for both the three months ended March 31, 2020 and 2019.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 19.5% in Manning & Napier Group, but as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining approximately 80.5% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation from “Income (loss) before provision for (benefit from) income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended March 31,
	2020	2019
	(in thousands)
Income (loss) before provision for (benefit from) income taxes	$(2,391)	$3,159
Less: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	(2,866)	191
Income before provision for (benefit from) income taxes, as adjusted	475	2,968
Controlling interest percentage (2)	19.5%	18.6%
Net income attributable to controlling interest	93	552
Plus: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	(2,866)	191
Income (loss) before provision for (benefit from) income taxes attributable to Manning & Napier, Inc.	(2,773)	743
Less: provision for (benefit from) income taxes of Manning & Napier, Inc.(3)	(3,631)	182
Net income attributable to Manning & Napier, Inc.	$858	$561
________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for (benefit from) income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods.

(3)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for (benefit from) income taxes was a benefit of $3.2 million and provision of $0.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

As of March 31, 2020, a total of 62,034,200 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be tendered for exchange. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase. Refer to Note 14 for further discussion regarding an exchange of units that settled subsequent to March 31, 2020.
During the three months ended March 31, 2020, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.
The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the three months ended March 31, 2020:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2019	14,750,221	62,034,200	76,784,421	19.2%
Class A Units issued	318,833	—	318,833	0.3%
Class A Units exchanged	—	—	—	—%
As of March 31, 2020	15,069,054	62,034,200	77,103,254	19.5%

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
At March 31, 2020 and December 31, 2019, the Company had recorded a liability of $20.4 million and $17.5 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, approximately $4.0 million and $0.3 million were included in accrued expenses and other liabilities at March 31, 2020 and December 31, 2019, respectively. The Company made no payments pursuant to the TRA during either of the three months ended March 31, 2020 and 2019. Refer to Note 12 for further discussion surrounding the amounts payable under the TRA.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$33,270	$409	$—	$33,679
Fixed income securities	23,089	—	(734)	22,355
Short-term investments	7,405	—	—	7,405
				63,439
Equity investments, at fair value
Equity securities				5,044
Mutual funds				2,560
				7,604
Total investment securities				$71,043

	December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$33,908	$193	$—	$34,101
Fixed income securities	35,148	—	(91)	35,057
Short-term investments	12,119	—	—	12,119
				81,277
Equity investments, at fair value
Equity securities				6,038
Mutual funds				3,152
				9,190
Total investment securities				$90,467
Investment securities are classified as either equity investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At March 31, 2020 and December 31, 2019, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $1.8 million of net unrealized losses and $0.9 million of net unrealized gains related to

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

investments classified as equity investments, at fair value during the three months ended March 31, 2020 and 2019, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of March 31, 2020 and December 31, 2019, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three months ended March 31, 2020 and 2019.
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
The following table summarizes the hierarchy of inputs used to derive the fair value of the Company’s assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,044	$—	$—	$5,044
Fixed income securities	—	22,355	—	22,355
Mutual funds	2,560	—	—	2,560
U.S. Treasury notes	—	33,679	—	33,679
Short-term investments	—	7,405	—	7,405
Total assets at fair value	$7,604	$63,439	$—	$71,043

	December 31, 2019
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$6,038	$—	$—	$6,038
Fixed income securities	—	35,057	—	35,057
Mutual funds	3,152	—	—	3,152
U.S. Treasury notes	—	34,101	—	34,101
Short-term investments	—	12,119	—	12,119
Total assets at fair value	$9,190	$81,277	$—	$90,467

Short-term investments consists of U.S. Treasury bills.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the three months ended March 31, 2020.
Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued bonus and sales commissions	$6,176	$14,825
Accrued payroll and benefits	2,914	4,415
Accrued sub-transfer agent fees	384	420
Dividends payable on Class A common stock	326	312
Amounts payable under tax receivable agreement	3,960	275
Short-term operating lease liabilities	2,772	2,682
Other accruals and liabilities	3,690	3,272
Total accrued expenses and other liabilities	$20,222	$26,201
Note 8—Leases
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
The Company's leases have remaining lease terms ranging between approximately 1 year and 8 years. The Company's lease term on certain of its multi-year office space leases, including its headquarters, include options for the Company to extend those leases for periods ranging from an additional five to ten years. In addition, the Company has the option to reduce a portion of its square footage at certain times throughout the term of the lease for its headquarters. The Company determined it is not reasonably certain at this time it will exercise the options to extend these leases or will exercise the options to reduce its square footage; therefore, the payment amounts related to these lease term extensions and contraction options have been excluded from determining its ROU asset and lease liability.
Certain of the Company's operating leases for office space include variable lease payments, including non-lease components (such as utilities and operating expenses) that vary based on actual expenses and are adjusted on an annual basis. The Company concluded that these variable lease payments are in substance fixed payments and included the estimated variable payments in its determination of ROU assets and lease liabilities.
Changes in the lease terms, including renewal options and options to reduce its square footage, incremental borrowing rates, and/or variable lease payments, and the corresponding impact to the ROU assets and lease liabilities, are recognized in the period incurred.
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $3.8 million over the remaining term of such leases. The lease terms for the three subleased operating leases end in 2021, 2027 and 2028.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$25	29
Interest on lease liabilities	2	3
Operating lease expense	792	923
Short-term lease expense	1	4
Variable lease expense	75	46
Sublease income	(166)	(123)
Total lease expense	$729	882

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	3
Finance cash flows from finance leases	$27	27
Operating cash flows from operating leases	$720	794

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$—	163
Operating leases	$136	—

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental balance sheet information related to leases as of March 31, 2020 was as follows:

(in thousands, except lease term and discount rate)	March 31, 2020
Finance Leases
Finance lease right-of-use assets (1)	$174

Accrued expenses and other liabilities	$80
Other long-term liabilities	104
Total finance lease liabilities	$184

Operating Leases
Operating lease right-of-use assets	$18,157

Accrued expenses and other liabilities	$2,772
Operating lease liabilities, non-current	18,163
Total operating lease liabilities	$20,935

Weighted average remaining lease term
Finance leases	2.73 years
Operating leases	7.18 years
Weighted average discount rate
Finance leases	4.81%
Operating leases	5.13%
_______________________

(1)	Amounts included in other long-term assets within the consolidated statements of financial condition.

Maturities of lease liabilities were as follows:

Twelve month period ending March 31,	Finance Leases	Operating Leases
	(in thousands)
2021	$87	$3,717
2022	57	3,726
2023	33	3,504
2024	20	3,136
2025	—	3,030
Thereafter	—	7,929
Total lease payments	197	25,042
Less imputed interest	(13)	(4,107)
Total lease liabilities	$184	$20,935
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. Additionally, the Company could be subject to non-routine reviews and inspections by the National Futures Association and U.S. Commodity Futures Trading Commission in regards to the Company’s de minimis exposure to commodity interest investments in the mutual funds and collective investment trust vehicles it operates. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of March 31, 2020 and December 31, 2019, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three months ended March 31, 2020 and 2019 under the two-class method:

	Three months ended March 31,
	2020	2019
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$835	$2,917
Less: net income (loss) attributable to noncontrolling interests	(23)	2,356
Net income attributable to Manning & Napier, Inc.	$858	$561
Less: allocation to participating securities	13	(5)
Net income available to Class A common stock	$845	$566

Weighted average shares of Class A common stock outstanding - basic	15,812,951	14,927,265
Dilutive effect of unvested equity awards	60,406	304,183
Dilutive effect of exchangeable Class A Units	62,034,200	63,349,721
Weighted average shares of Class A common stock outstanding - diluted	77,907,557	78,581,169
Net income available to Class A common stock per share - basic	$0.05	$0.04
Net income available to Class A common stock per share - diluted	$0.01	$0.03
For the three months ended March 31, 2020 and 2019, 3,000,000 unvested performance-based stock options were excluded from the calculation of diluted EPS because the associated market condition had not yet been achieved.
For the three months ended March 31, 2020 and 2019, 1,276,391 and 1,413,560, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
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
The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the three months ended March 31, 2020:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1,037,901	$4.30
Granted	2,997,940	$1.58
Vested	(321,665)	$1.64
Forfeited	(2,667)	$1.67
Outstanding at March 31, 2020	3,711,509	$2.34
The weighted average fair value of stock awards granted during the three months ended March 31, 2020 was $1.58, based on the closing sale price of the Company's Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.
For the three months ended March 31, 2020 and 2019, the Company recorded approximately $1.1 million and $1.4 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during the three months ended March 31, 2020 and 2019 was approximately $0.5 million and $1.0 million, respectively. As of March 31, 2020, there was unrecognized compensation expense of approximately $6.3 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 3.5 years.
In connection with the vesting of restricted stock units during the three months ended March 31, 2020, the Company withheld a total of 2,832 shares of Class A common stock to satisfy less than $0.1 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
A summary of activity under the Equity Plan related to stock option awards during the three months ended March 31, 2020 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,500,000	$2.01
Granted	—	$—
Vested	(166,666)	$2.01
Forfeited	—	$—
Outstanding at March 31, 2020	3,333,334	$2.01	4.1	$—
Exercisable at March 31, 2020	166,666	$2.01
For both of the three month periods ended March 31, 2020 and 2019, the Company recorded approximately $0.1 million of compensation expense related to stock options under the Equity Plan. As of March 31, 2020, there was unrecognized compensation expense of approximately $0.8 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 0.9 years.
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
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which includes, among other things, the ability to carryback net operating losses from 2018, 2019 and 2020 to prior years.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019, the Company had approximately $12.1 million net operating losses available to offset future taxable income for federal income tax purposes and approximately $6.1 million for state income tax purposes. The Company expects to carryback net operating losses generated in 2018, 2019 and 2020 to prior years and claim refunds when the federal corporate tax rate was 34% compared to the current statutory rates of 21%. The Company recognized an income tax benefit of approximately $3.3 million, related to the favorable rate applied to its net operating losses. As a result, the Company increased its deferred tax asset related to the TRA, resulting in a $2.9 million increase of the liability, representing 85% of the applicable cash savings.
The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Income (loss) before provision for (benefit from) income taxes	$(2,391)	$3,159
Effective tax rate	134.9%	7.7%
Provision for (benefit from) income taxes	(3,226)	242
Provision for (benefit from) income taxes at statutory rate	(502)	663
Difference between tax at effective vs. statutory rate	$(2,724)	$(421)
For both the three months ended March 31, 2020 and 2019, the difference between the Company’s recorded provision (benefit) and the provision that would result from applying the U.S. statutory rate of 21% includes the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the three months ended March 31, 2020, the income tax benefit also includes the impact from the enactment of the CARES Act, which resulted in the recognition of an income tax benefit based on the ability to carry back net operating losses to prior years.
A specific state is currently auditing the Company's 2016 and 2017 corporate tax returns. The audit is expected to be completed in 2020. As of March 31, 2020, the audit is in process and the state is collecting and evaluating the data for which the Company has not recorded a liability for uncertain tax positions under ASC 740. The Company believes any potential increases to this liability, which could be up to approximately $1.2 million, would not result in a material change to its financial position.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers and directors and/or their affiliated entities. Pursuant to the respective investment management agreements, in some instances the Company may waive or reduce its regular advisory fees for these accounts. The aggregate value of the fees earned and the value of fees waived was less than $0.1 million for each of the three months ended March 31, 2020 and 2019.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $8.9 million for the three months ended March 31, 2020, and approximately $11.1 million for the three months ended March 31, 2019. Fees earned for administrative services provided were approximately $0.4 million for the three months ended March 31, 2020, and approximately $0.5 million for the three months ended March 31, 2019. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts were approximately $1.2 million for the three months ended March 31, 2020, and approximately $1.2 million for the three months ended March 31, 2019. As of March 31, 2020 the Company had recorded a receivable of approximately $0.2 million for expenses paid on behalf of an affiliated mutual fund. These expenses are reimbursable to the Company under an agreement

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.
Note 14—Subsequent Events
Exchange of Class A units of Manning & Napier Group
As of March 31, 2020, a total of 62,034,200 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the Exchange Agreement, such units may be tendered for exchange. On March 15, 2020, notice was provided that a total of 60,012,419 Class A units, including 59,957,419 units held by William Manning, who is also the Chairman of the Company's Board of Directors, would be tendered for cash or shares of the Company's Class common stock pursuant to the terms of the Exchange Agreement.
Subsequent to March 31, 2020, the independent directors, on behalf of the Company, decided to settle the exchange utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning, pursuant to the terms of the Exchange Agreement. The Company completed the exchange on May 11, 2020 with payment made from the Company's cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the exchange, the Class A units were retired and as a result, the Company's ownership of Manning & Napier Group increased from 19.5% to 88.2%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect the views of Manning & Napier, Inc. ("we," "our," or "us") with respect to, among other things, our future operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "could," "intends," "likely," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections, of our Annual Report on Form 10-K, which include, without limitation: changes in securities or financial markets or general economic conditions; the impact of COVID-19 on the U.S. and global economy; the impact of the settlement of the exchange pursuant to the exchange agreement (the “Exchange Agreement”) between the Company, M&N Group Holdings, LLC (“M&N Group Holdings”) and Manning & Napier Capital Company, LLC (“MNCC”); a decline in the performance of our products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; our ability to successfully deploy new technology platforms and upgrades; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Impact of COVID-19
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations, disrupting the global supply chain, creating a reduction in demand for many products, and thus having a significant impact on the global economy. We are addressing the challenges of COVID-19 by protecting the health and well-being of our employees while servicing our clients. The impact of COVID-19 on our investment performance, financial statements, capital and liquidity and our business operations is discussed below:

•
Client Performance Impact: While absolute returns were negative for the majority of our investment strategies, we believe we delivered downside protection during the market volatility experienced during the first quarter. The vast majority of our AUM outperformed their benchmarks on a relative basis, and in many cases, by substantial margins.

•
Financial Statement Impact: Our revenues consist primarily of investment management fees typically calculated as a percentage of the market value of our assets under management ("AUM"), and are dependent on the value and composition of our AUM. During the quarter, AUM decreased from approximately $19.5 billion at the start of the year to $17.1 billion as of March 31, largely due to the negative absolute performance across the portfolio. While we expect the effects of the pandemic and the related responses may negatively affect our results of operations, cash flows and financial position, at this time we cannot reasonably estimate the full impact, given the uncertainty over the duration and severity of the economic crisis.

•
Capital and Liquidity Impact: Our financial condition is stable, allowing us to effectively manage the financial impacts of COVID-19. We believe our capital structure should provide us with sufficient resources and flexibility to meet present and future cash needs. As discussed below in Other Business Updates, we have suspended the quarterly cash dividend on our Class A common stock. Given the uncertainty surrounding the current economic environment, we will continue to assess our liquidity needs.

•
Business Operations Impact: For the health and well-being of our employees, we have modified our business practices in accordance with social distancing guidelines to encourage work-from-home arrangements and we have restricted business-related travel. Our technology capabilities have allowed us to maintain sales and client servicing activity through digital collaboration platforms and digital marketing efforts. Additionally, our technology has enabled us to support the majority of our employees’ remote working arrangements. Our ability to adequately maintain our operations, internal controls and client relationships has not been adversely affected by these modifications.
The extent of the impact of COVID-19 on our business, financial condition and results of operations also depends on future developments, including the duration of the pandemic and the volatility of the global financial markets, all of which are highly uncertain. We continue to assess the risks associated with COVID-19 and to mitigate them where possible. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's financial statements, capital and liquidity, and business operations, see "Part II-Item 1A-Risk Factors."
Market Developments
The COVID-19 pandemic sparked a global selloff in the first quarter, with equity markets moving sharply lower and entering their first bear market since the financial crisis. Both domestic and international equities were hit hard, and the downturn was widespread across developed and emerging markets. Within the US, economic uncertainty for small businesses hit smaller cap equities particularly hard. As has been the case over the past several years, growth-oriented equities continued to outperform their value-oriented counterparts.
Regarding fixed income, interest rates fell sharply during the quarter, providing a boost to fixed income performance. Outside of government bonds, credit spreads widened for most sectors of the market on rising investor concern over the sustainability of debt burdens. In credit sensitive areas of the market, such as investment-grade and high yield corporates, gains from lower rates were offset by widening spreads. This includes municipal bonds, whose performance was mixed over the period.
Going forward, we believe now more than ever is the time for an active investment approach. Volatility can be difficult, but it can create tremendous opportunity for long-term investors. Markets are forward looking, and investment opportunities are often found after markets have already turned lower. As always, we encourage investors to employ a disciplined risk management framework that helps to emerge from these challenges stronger on the other side.
Other Business Updates
During the quarter ended March 31, 2020, we declared a first quarter dividend of $0.02 per share of Class A common stock, which was paid on May 1, 2020 to shareholders of record as of April 1, 2020. Following this payment, the Board of Directors decided to suspend the quarterly cash dividend on our Class A common stock. Company management and the Board of Directors will continue to monitor our ability to declare future dividends on a quarter-by-quarter basis.
During the first quarter of 2020, pursuant to the terms of the Exchange Agreement between the Company and the holders of its non-controlling interests, approximately 60.0 million Class A Units of Manning & Napier Group, LLC ("Manning & Napier Group") were tendered for cash or shares of the Company's Class A common stock. In early April 2020, the independent directors, on behalf of the Company, determined that the exchange would be settled in approximately $90.8 million cash. The settlement of the exchange occurred on May 11, 2020, with payment made from our cash, cash equivalents and proceeds from the sale of investment securities. The Class A Units were retired, and as a result, our ownership of Manning & Napier Group increased from 19.5% to 88.2%.
Our Solutions
We derive substantially all of our revenues from investment management fees earned from providing advisory services to separately managed accounts and to mutual funds and collective investment trusts—including those offered by Manning & Napier Advisors, LLC ("MNA"), the Manning & Napier Fund, Inc. (the "Fund"), Exeter Trust Company, and Rainier Investment Management, LLC ("Rainier").
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

Assets Under Management
During 2019, we changed our distribution strategy following a business review to better capitalize on our strengths. As part of this change, we have adjusted our sales efforts to more distinctly separate the clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. Our AUM was $17.1 billion as of March 31, 2020. The composition of our AUM by sales channel and portfolio is illustrated in the table below:

	March 31, 2020
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$6,508.3	$942.8	$281.8	$7,732.9
Institutional and Intermediary	5,588.5	3,001.9	737.2	9,327.6
Total	$12,096.8	$3,944.7	$1,019.0	$17,060.5
Percentage of AUM
Wealth Management	38%	6%	1%	45%
Institutional and Intermediary	33%	18%	4%	55%
Total	71%	24%	5%	100%
Percentage of portfolio by channel
Wealth Management	54%	24%	28%	45%
Institutional and Intermediary	46%	76%	72%	55%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	84%	12%	4%	100%
Institutional and Intermediary	60%	32%	8%	100%
Our wealth management channel represented 45% of our total AUM as of March 31, 2020. Blended portfolios are the most significant portion of wealth management assets, representing 84% of wealth management AUM. Equity and fixed income portfolios represent 12% and 4%, respectively, of wealth management AUM.
Our institutional and intermediary channel represented 55% of our total AUM as of March 31, 2020. Blended portfolios are also the largest portion of institutional and intermediary assets at 60% of AUM, followed by equity and fixed income portfolios at 32% and 8%, respectively.
As of March 31, 2020, blended portfolios account for 71% of our total AUM at $12.1 billion, a 10% decrease from December 31, 2019 when blended assets were $13.5 billion. Blended portfolio AUM is similar across both distribution channels, with 54% in wealth management and 46% in institutional and intermediary. Equity portfolios account for 24% of our total AUM, at $3.9 billion, a 21% decrease from the fourth quarter when equity portfolios were at $5.0 billion. Of equity portfolio AUM, 76% is in the institutional and intermediary channel, and 24% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.0 billion, consistent with December 31, 2019. Consistent with equity portfolio AUM, the majority of fixed income assets come through the institutional and intermediary channel at 72%, and 28% fixed income AUM is in the wealth management channel.
During the three months ended March 31, 2020, our wealth management sales channel contributed 30% of our total gross client inflows, while our institutional and intermediary channel contributed 70%. Of the $668.8 million in gross client inflows, blended asset portfolios represented 55%, while equity and fixed income portfolios represented 36% and 9%, respectively.
Results of Operations
Below is a discussion of our consolidated results of operations for the three months ended March 31, 2020 and 2019.

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
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.
Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our sales channels for the three months ended March 31, 2020 and 2019:

	Sales Channel (3)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of December 31, 2019	$8,716.4	$10,763.7	$19,480.1	45%	55%	100%
Gross client inflows (1)	202.1	466.7	668.8
Gross client outflows (1)	(375.3)	(753.9)	(1,129.2)
Market appreciation/(depreciation) & other (2)	(810.3)	(1,148.9)	(1,959.2)
As of March 31, 2020	$7,732.9	$9,327.6	$17,060.5	45%	55%	100%
Average AUM for period	$8,527.9	$10,163.2	$18,691.1

As of December 31, 2018	$8,700.9	$11,462.7	$20,163.6	43%	57%	100%
Gross client inflows (1)	186.2	534.5	720.7
Gross client outflows (1)	(464.7)	(1,108.2)	(1,572.9)
Market appreciation/(depreciation) & other (2)	940.2	886.2	1,826.4
As of March 31, 2019	$9,362.6	$11,775.2	$21,137.8	44%	56%	100%
Average AUM for period	$9,125.7	$11,542.0	$20,667.7

________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends..

(3)
AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

The following table reflects the indicated components of our AUM for our portfolios for the three months ended March 31, 2020 and 2019:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2019	$13,473.3	$4,988.8	$1,018.0	$19,480.1	69%	26%	5%	100%
Gross client inflows (1)	368.2	237.2	63.4	668.8
Gross client outflows (1)	(816.4)	(231.7)	(81.1)	(1,129.2)
Market appreciation/(depreciation) & other (2)	(928.3)	(1,049.6)	18.7	(1,959.2)
As of March 31, 2020	$12,096.8	$3,944.7	$1,019.0	$17,060.5	71%	24%	5%	100%
Average AUM for period	$13,025.7	$4,640.4	$1,025.0	$18,691.1

As of December 31, 2018	$13,532.2	$5,501.9	$1,129.5	$20,163.6	67%	27%	6%	100%
Gross client inflows (1)	302.1	379.3	39.3	720.7
Gross client outflows (1)	(1,065.9)	(382.7)	(124.3)	(1,572.9)
Market appreciation/(depreciation) & other (2)	1,066.3	728.7	31.4	1,826.4
As of March 31, 2019	$13,834.7	$6,227.2	$1,075.9	$21,137.8	66%	29%	5%	100%
Average AUM for period	$13,634.7	$5,927.8	$1,105.2	$20,667.7

________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. We recognize, however that some key strategies have mixed track records over the past several years. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 75% of our AUM as of March 31, 2020.

Key Strategies	AUM as of March 31, 2020 (in millions)	Inception Date	Annualized Returns as of March 31, 2020 (2)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,038.6	1/1/1973	2.8%	5.2%	4.3%	6.5%	9.3%
Blended Index (3)			(1.9)%	3.8%	4.0%	6.4%	8.5%
Core Non-U.S. Equity	$521.6	10/1/1996	(10.9)%	(0.9)%	(0.1)%	1.6%	6.2%
Benchmark: ACWIxUS Index			(15.6)%	(2.0)%	(0.6)%	2.1%	4.0%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,333.4	1/1/1973	3.8%	4.7%	3.7%	5.5%	8.5%
Blended Index (4)			1.2%	4.2%	4.0%	5.8%	8.2%
Equity-Oriented (70%-100% Equity Exposure)	$1,124.2	1/1/1993	(3.2)%	5.8%	4.8%	7.2%	9.4%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg Barclays U.S. Aggregate Bond			(7.7)%	3.1%	4.3%	7.7%	7.9%
Equity-Focused Blend (50%-90% Equity Exposure)	$902.0	4/1/2000	1.4%	5.3%	4.5%	7.0%	6.6%
Blended Benchmark: 53% Russell 3000 / 20% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			(4.7)%	3.5%	4.2%	7.1%	4.9%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$453.1	1/1/1995	(6.0)%	5.8%	5.3%	8.2%	10.3%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			(10.4)%	2.8%	4.5%	8.5%	8.2%
Core U.S. Equity	$139.5	7/1/2000	(3.9)%	7.7%	7.0%	9.1%	7.3%
Benchmark: Russell 3000			(9.1)%	4.0%	5.8%	10.2%	5.2%
Conservative Growth (5%-35% Equity Exposure)	$507.9	4/1/1992	4.8%	3.9%	3.0%	4.1%	5.8%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			3.5%	3.8%	3.3%	4.4%	6.0%
Aggregate Fixed Income	$183.3	1/1/1984	9.0%	4.6%	3.4%	3.8%	7.1%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			8.9%	4.8%	3.4%	3.9%	7.1%
Rainier International Small Cap	$647.4	3/28/2012	(10.1)%	2.2%	2.6%	N/A (1)	8.2%
Benchmark: MSCI ACWIxUS Small Cap Index			(21.2)%	(4.9)%	(0.8)%	N/A (1)	2.2%
Disciplined Value US (5)	$947.5	1/1/2013	(15.4)%	1.6%	4.8%	N/A (1)	10.5%
Benchmark: Russell 1000 Value			(17.2)%	(2.2)%	1.9%	N/A (1)	9.6%
__________________________

(1)	Performance not available given the product's inception date.

(2)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(3)
Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988- 3/31/2020. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg Barclays U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russell 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg Barclays U.S. Aggregate Bond Index ("BAB").

(4)
Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987, the 30/10/60 Blended Index from 01/01/1988-12/31/2019, and the 30/10/30/30 Blended Index from 01/01/2020 to 03/31/2020. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB. The 30/10/30/30 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, 30% BAB, and 30% Barclays Intermediate Aggregate Bond Index.

(5)	In our Annual Report, on Form 10-K for the year ended December 31, 2019, we began presenting the performance of Disciplined Value US in place of Disciplined Value Unrestricted.

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
We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $4.9 billion, or 29%, of our AUM as of March 31, 2020. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $12.2 billion, or 71%, of our AUM as of March 31, 2020, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended March 31, 2020 approximately 99% of our revenue was earned from clients located in the United States.
We earn distribution and servicing fees for providing services to our affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM.
We earn custodial service fees for administrative and safeguarding services performed by Exeter Trust Company. Fees are calculated as a percentage of the client's market value with additional fees for certain transactions.
During the first quarter of 2019, we completed the effort to restructure fees for many of our mutual fund and collective trust vehicles. The impacts on our overall revenue margins and operating expenses are described below in the discussion of results for the three months ended March 31, 2020.
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

•
Distribution, servicing and custody expenses. Distribution, servicing and custody expenses represent amounts paid to various intermediaries for distribution, shareholder servicing, administrative servicing and custodial services. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries. During the first quarter of 2019, we completed the effort, begun in 2017, of restructuring fees across our mutual funds. The financial impacts were a reduction in the management fees on existing business, as well as an offsetting reduction in related distribution, servicing and custody expenses. Given the overall pressure on fees that all active managers are facing, we felt bringing our fund fees to a more competitive level would enhance our ability to attract additional assets in the future.

•
Other operating costs. Other operating costs include technology costs, accounting, legal and other professional service fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.

Non-Operating Income (Loss)
Non-operating income (loss) includes interest expense, interest and dividend income, changes in liability under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A units of Manning &

Napier Group, LLC ("Manning & Napier Group"), gains (losses) related to investment securities sales as well as changes in values of those investment securities designated as equity securities, at fair value.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 19.5% in Manning & Napier Group as of March 31, 2020 but, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements" and "Recent Accounting Pronouncements Not Yet Adopted" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Assets Under Management
The following table reflects changes in our AUM for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,		Period-to-Period
	2020	2019	$	%
	(in millions)
Wealth Management (3)
Beginning assets under management	$8,716.4	$8,700.9	$15.5	—%
Gross client inflows (1)	202.1	186.2	15.9	9%
Gross client outflows (1)	(375.3)	(464.7)	89.4	(19)%
Market appreciation (depreciation) & other (2)	(810.3)	940.2	(1,750.5)	(186)%
Ending assets under management	$7,732.9	$9,362.6	$(1,629.7)	(17)%
Average AUM for period	$8,527.9	$9,125.7
Institutional and Intermediary (3)
Beginning assets under management	$10,763.7	$11,462.7	$(699.0)	(6)%
Gross client inflows (1)	466.7	534.5	(67.8)	(13)%
Gross client outflows (1)	(753.9)	(1,108.2)	354.3	(32)%
Market appreciation (depreciation) & other (2)	(1,148.9)	886.2	(2,035.1)	(230)%
Ending assets under management	$9,327.6	$11,775.2	$(2,447.6)	(21)%
Average AUM for period	$10,163.2	$11,542.0
Total assets under management
Beginning assets under management	$19,480.1	$20,163.6	$(683.5)	(3)%
Gross client inflows (1)	668.8	720.7	(51.9)	(7)%
Gross client outflows (1)	(1,129.2)	(1,572.9)	443.7	(28)%
Market appreciation (depreciation) & other (2)	(1,959.2)	1,826.4	(3,785.6)	(207)%
Ending assets under management	$17,060.5	$21,137.8	$(4,077.3)	(19)%
Average AUM for period	$18,691.1	$20,667.7
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

(3)
AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

Our total AUM decreased by $4.1 billion from $21.1 billion at March 31, 2019 to $17.1 billion at March 31, 2020. The decrease was attributable to net client outflows of $4.1 billion, partially offset by market appreciation of less than $0.1 billion. Net client outflows consisted of approximately $1.3 billion of net outflows for wealth management and $2.8 billion for institutional and intermediary. By portfolio, the rates of change in AUM from March 31, 2019 to March 31, 2020 consisted of a $2.3 billion, or 37% decrease in our equity portfolio, a $1.7 billion, or 13% decrease in our blended asset portfolio, and a decrease of approximately $0.1 billion, or 5% in our fixed income portfolio.
While many of our key strategies achieved recent competitive relative returns, we attribute our net cash outflows during the three months ended March 31, 2020 in part to challenging three and five year annualized returns in many of the strategies included in our blended asset and equity portfolios. We have experienced an decrease in the overall rate of outflows with gross outflows of approximately $1.1 billion during the quarter ended March 31, 2020, a 28% decrease from the quarter ended March 31, 2019. Gross outflows annualized as a percentage of our AUM, or turnover rate, for the three months ended March 31, 2020 was 23%.

The rate of gross client inflows has slowed to approximately $0.7 billion during the three months ended March 31, 2020, a 7% decrease from the quarter ended March 31, 2019. We believe that difficult long-term performance track records in some of our key strategies, coupled with the changes in our organization and macro trends towards passive investing have all played a role in this trend. We believe that by demonstrating stability in client AUM and in our organization, along with improving long-term track records and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM decrease of approximately $2.4 billion, to $17.1 billion at March 31, 2020 from $19.5 billion at December 31, 2019 was attributable to market depreciation of $2.0 billion, and net client outflows of $0.5 billion. Net client outflows consisted of approximately $0.2 billion for wealth management while net client outflows in institutional and intermediary were $0.3 billion. The blended investment gain was 9.3% in wealth management accounts and 10.7% in institutional and intermediary. By portfolio in the period, our AUM decreased by $1.4 billion in our blended asset portfolio, $1.0 billion in our equity portfolio, and increased by $1.0 million in our fixed income portfolio.
As of March 31, 2020, the composition of our AUM was 45% in wealth management and 55% in institutional and intermediary, compared to 44% in wealth management and 56% in institutional and intermediary at March 31, 2019. The composition of our AUM across portfolios at March 31, 2020 was 71% in blended assets, 24% in equity, and 5% in fixed income, compared to 66% in blended assets, 29% in equity, 5% in fixed income at March 31, 2019.
For our wealth management channel, gross client inflows of approximately $0.2 billion were offset by $0.4 billion of gross client outflows during the three months ended March 31, 2020. The $0.2 billion gross client inflows include approximately $0.1 billion into our blended asset portfolio and less than $0.1 billion into both our equity and fixed income portfolios. Outflows during the third quarter were $0.3 billion, or 73% from blended portfolios, and less than $0.1 billion, or 13% and 14% from equity and fixed income portfolios, respectively.
Gross client inflows of $0.5 billion were offset by gross client outflows of $0.8 billion within our institutional and intermediary channel during the three months ended March 31, 2020. Gross client inflows include approximately $0.2 billion into both our blended asset and equity portfolios, and less than $0.1 billion into our fixed income portfolios. With regard to gross client outflows, $0.5 billion, or 72% was from our blended asset portfolios, $0.2 billion or 24% was from our equity portfolios, and less than $0.1 billion, or 4% was from our fixed income portfolios.

The following table sets forth our results of operations and related data for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,		Period-to-Period
	2020	2019	$	%
	(in thousands, except share data)
Revenues
Management Fees
Wealth management	$14,300	$16,469	$(2,169)	(13)%
Institutional and intermediary	12,131	13,234	(1,103)	(8)%
Distribution and shareholder servicing	2,390	2,624	(234)	(9)%
Custodial services	1,599	1,745	(146)	(8)%
Other revenue	689	725	(36)	(5)%
Total revenue	31,109	34,797	(3,688)	(11)%
Expenses
Compensation and related costs	19,263	21,448	(2,185)	(10)%
Distribution, servicing and custody expenses	2,813	3,758	(945)	(25)%
Other operating costs	7,097	8,307	(1,210)	(15)%
Total operating expenses	29,173	33,513	(4,340)	(13)%
Operating income	1,936	1,284	652	51%
Non-operating income (loss)
Non-operating income (loss), net	(4,327)	1,875	(6,202)	(331)%
Income (loss) before provision for (benefit from) income taxes	(2,391)	3,159	(5,550)	(176)%
Provision for (benefit from) income taxes	(3,226)	242	(3,468)	(1,433)%
Net income attributable to controlling and noncontrolling interests	835	2,917	(2,082)	(71)%
Less: net income (loss) attributable to noncontrolling interests	(23)	2,356	(2,379)	(101)%
Net income attributable to Manning & Napier, Inc.	$858	$561	$297	53%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.05	$0.04
Diluted	$0.01	$0.03
Weighted average shares of Class A common stock outstanding
Basic	15,812,951	14,927,265
Diluted	77,907,557	78,581,169

Other financial and operating data
Economic income (loss) (1)	$(1,672)	$3,819	$(5,491)	(144)%
Economic net income (1)	$1,566	$2,711	$(1,145)	(42)%
Economic net income per adjusted share (1)	$0.02	$0.03
Weighted average adjusted Class A common stock outstanding(1)	80,759,644	80,068,669
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

Revenues
Wealth management revenue decreased by $2.2 million, or 13%, to $14.3 million for the three months ended March 31, 2020 from $16.5 million for the three months ended March 31, 2019. This decrease is driven primarily by a 7%, or $0.6 billion, decrease in our average wealth management AUM for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. At March 31, 2020 the concentration of investments in our wealth management assets were 84% blended assets, 12% equity and 4% fixed income, compared to 79% blended assets, 18% equity and 3% fixed income as of March 31, 2019.
Institutional and intermediary revenue decreased by $1.1 million, or 8%, to $12.1 million for the three months ended March 31, 2020 from $13.2 million for the three months ended March 31, 2019. This decrease is driven primarily by a 12%, or $1.4 billion, decrease in our average institutional and intermediary AUM for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. As of March 31, 2020, the concentration of assets in our institutional and intermediary was 60% blended assets, 32% equity and 8% fixed income, compared to 55% blended assets, 38% equity and 7% fixed income as of March 31, 2019.
Distribution and shareholder servicing revenue decreased by $0.2 million, or 9%, to $2.4 million for the three months ended March 31, 2020 from $2.6 million for the three months ended March 31, 2019. This decrease was driven by a reduction in mutual fund and collective trust average AUM of 12% for the same period.
Custodial services revenue decreased by $0.1 million, or 8%, to $1.6 million for the three months ended March 31, 2020 from $1.7 million for the three months ended March 31, 2019. The decrease primarily relates to decreases in our collective investment trust AUM.
Operating Expenses
Our operating expenses decreased by $4.3 million, or 13%, to $29.2 million for the three months ended March 31, 2020 from $33.5 million for the three months ended March 31, 2019.
Compensation and related costs decreased by $2.2 million, or 10%, to $19.3 million for the three months ended March 31, 2020 from $21.4 million for the three months ended March 31, 2019. This decrease in the current quarter compared to the first quarter of 2019 was driven by a decrease in our workforce. When considered as a percentage of revenue, compensation and related costs for both the three months ended March 31, 2020 and 2019 was 62%. Given the declines in our revenue, we anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $0.9 million, or 25%, to $2.8 million for the three months ended March 31, 2020 from $3.8 million for the three months ended March 31, 2019. The decrease was generally driven by a 12.9% reduction in mutual fund and collective investment trust average AUM for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.20% for the three months ended March 31, 2020, compared to 0.24% for the three months ended March 31, 2019.
Other operating costs for the three months ended March 31, 2020 were $7.1 million, as compared to $8.3 million for the three months ended March 31, 2019. As a percentage of revenue, other operating costs were 23% for the three months ended March 31, 2020 compared to 24% for the three months ended March 31, 2019.
Non-Operating Income (Loss)
Non-operating loss for the three months ended March 31, 2020 was $4.3 million, a decrease of $6.2 million, from non-operating income of $1.9 million for the three months ended March 31, 2019. The following table reflects the components of non-operating income (loss) for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,		Period-to-Period
	2020	2019	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(2)	$(3)	$1	(33)%
Interest and dividend income (1)	357	809	(452)	(56)%
Change in liability under tax receivable agreement (2)	(2,850)	195	(3,045)	(1,562)%
Net gains (losses) on investments (3)	(1,832)	874	(2,706)	(310)%
Total non-operating income (loss)	$(4,327)	$1,875	$(6,202)	(331)%

__________________________

(1)
The decrease in interest and dividend income for the three months ended March 31, 2020 compared to 2019 is attributable to a decrease in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with a decrease in interest rates.

(2)
The change in the liability under the tax receivable agreement for the three months ended March 31, 2020 is driven by an increase in the Company's expected tax benefits under the tax receivable agreement with the other holders of units of Manning & Napier Group and the corresponding changes in the payment of such benefits. The change during the three months ended March 31, 2020 is driven by the tax benefits realized with the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

(3)
The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

Provision for Income Taxes
The Company's benefit from income taxes was $3.2 million for the three months ended March 31, 2020, compared to a provision for income taxes of $0.2 million for the three months ended March 31, 2019. The benefit recognized during the three months ended March 31, 2020 was attributable mainly to the enactment of the CARES Act which includes, among other things, the ability to carry back net operating losses from 2018, 2019 and 2020 to prior years. As a result, we recognized an income tax benefit related to the favorable rate applied to our net operating losses.
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
Economic income, for periods beginning in and subsequent to January 1, 2019, presents a non-GAAP financial measure of the controlling and non-controlling interests of Manning & Napier Group and excludes from income before provision for income taxes strategic restructuring and transaction costs, net. We define strategic restructuring and transaction costs, net, as items related to our ongoing strategic review focused on the evolution of our distribution strategy and technology initiatives. These costs include severance-related costs, certain consulting and other professional service fees, lease and other contract termination costs, and gain or loss on sale of a business. Non-GAAP measures for the first and second quarters of 2019 have been restated to conform to the current period presentation.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense at an effective rate of (193.6)% for the three months ended March 31, 2020, and of 29.0% for the three months ended March 31, 2019, reflecting assumed federal, state and local income taxes.
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

The following table sets forth, for the periods indicated, our other financial and operating data:

	Three months ended March 31,
	2020	2019
	(in thousands, except share data)
Economic income (loss) (Non-GAAP)	$(1,672)	$3,819
Economic net income (Non-GAAP)	$1,566	$2,711
Economic net income per adjusted share (Non-GAAP)	$0.02	$0.03
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	80,759,644	80,068,669

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended March 31,
	2020	2019
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$858	$561
Add back: Net income (loss) attributable to noncontrolling interests	(23)	2,356
Add back: Provision for (benefit from) income taxes	(3,226)	242
Income (loss) before provision for (benefit from) income taxes	$(2,391)	$3,159
Add back: Strategic restructuring and transaction costs, net (1)	719	660
Economic income (loss) (Non-GAAP)	$(1,672)	3,819
Adjusted income taxes (Non-GAAP)	(3,238)	1,108
Economic net income (Non-GAAP)	$1,566	$2,711

Weighted average shares of Class A common stock outstanding - Basic	15,812,951	14,927,265
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	62,034,200	63,349,721
Weighted average unvested restricted stock units and share awards	2,745,827	1,791,683
Weighted average vested stock options	166,666	—
Weighted average adjusted shares (Non-GAAP)	80,759,644	80,068,669

Economic net income per adjusted share (Non-GAAP)	$0.02	$0.03
__________________________

(1) Strategic restructuring and transaction costs, net, are included in the following financial statement line items of our Consolidated Statements of Operations:

	Three months ended March 31,
	2020	2019
	(in thousands)
Compensation and related costs	$686	$544
Other operating costs	33	116
Total strategic restructuring and transaction costs	$719	$660

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations and cash and cash equivalents on hand. Our financial condition at March 31, 2020 was highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investment securities held by us for the purpose of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$75,019	$67,088
Accounts receivable	$9,506	$10,182
Investment securities	$71,043	$90,467
Amounts payable under tax receivable agreement (1)	$20,371	$17,521
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of March 31, 2020 and December 31, 2019, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

We have no material assets other than our ownership of Class A units of Manning & Napier Group and, accordingly, will depend on distributions from Manning & Napier Group to pay taxes and operating expenses, as well as any dividends we may pay. As managing member of Manning & Napier Group, we will determine the timing and amount of any distributions to be paid to its members. We intend to cause Manning & Napier Group to distribute cash to its members, including us, in an amount sufficient to cover taxes and operating expenses, including dividends, if any, declared by us. If we do cause Manning & Napier Group to make such distributions, M&N Group Holdings, MNCC and any other holders of units of Manning & Napier Group will be entitled to receive equivalent distributions on a pari passu basis. On April 22, 2020 the Board of Directors determined to suspend our quarterly cash dividend on our Class A common stock due to the market volatility and ongoing uncertainty resulting from the COVID-19 pandemic.
In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions.
As of March 31, 2020, a total of 62,034,200 units of Manning & Napier Group were held by the noncontrolling interests, including M&N Group Holdings and MNCC. Pursuant to the terms of the Exchange Agreement, such units may be tendered for exchange. On March 15, 2020, certain legacy shareholders and William Manning, who is the Chairman of the Company's Board of Directors, provided notice to the Company that they would tender a total of 60,012,419 Class A units, including 59,957,419 units held by William Manning, for cash or shares of the Company's Class common stock pursuant to the terms of the Exchange Agreement.
Subsequent to March 31, 2020, the independent directors, on behalf of the Company, decided to settle the exchange utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning, pursuant to the terms of the Exchange Agreement. The Company completed the exchange on May 11, 2020, with payment made from the Company's cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the exchange, the Class A units were retired and as a result, the Company's ownership of Manning & Napier Group increased from 19.5% to 88.2%.
Following the settlement of the Exchange Agreement, we have significantly less cash and cash equivalents to meet working capital requirements and liquidity needs. With approximately $55 million in cash and marketable securities on hand, we expect that we have sufficient liquidity available to meet our needs for the foreseeable future. However, in the future we will need to either generate cash from operations or seek additional financing to fund our operations. During the three months ended March 31, 2020 we did not generate net cash from operations, which was driven by a decline in net income coupled with the timing of accrued incentive compensation payments during the first quarter. We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements.
Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2020 and 2019. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense, gain on sale of intangible assets and gains on sale of business and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes, gain on sale of intangible assets, gain on sale business and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Three months ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(8,976)	$(6,877)
Net cash provided by investing activities	17,258	3,552
Net cash used in financing activities	(351)	(1,953)
Net change in cash and cash equivalents	$7,931	$(5,278)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Operating Activities
Operating activities used $9.0 million and $6.9 million of net cash for the three months ended March 31, 2020 and 2019, respectively. This overall $2.1 million increase in net cash used in operating activities for the three months ended March 31, 2020 compared to 2019 was attributed to an increase in operating assets and operating liabilities of approximately $1.7 million driven by implementation costs during the three months ended March 31, 2020 related to our technology enhancements. In addition, the change was due to a decrease in net income after adjustment for non-cash items of approximately $0.4 million driven by lower revenues resulting primarily from the decrease in our average AUM.
Investing Activities
Investing activities provided $17.3 million and $3.6 million of net cash for the three months ended March 31, 2020 and 2019, respectively. This change was driven by an increase in cash from investing activities of $13.1 million due to our funding of and timing of activity within our investment securities. During the three months ended March 31, 2020, we received approximately $17.2 million, net, from the purchase and sale of certain securities for cash management purposes compared to $3.7 million in 2019. Our purchases of property and equipment was approximately $0.1 million during the three months ended March 31, 2020 compared to $0.6 million in the same period of 2019.
Financing Activities
Financing activities used $0.4 million and $2.0 million of net cash for the three months ended March 31, 2020 and 2019, respectively. This overall $1.6 million decrease in net cash used in financing activities was primarily the result of a reduction in distributions to noncontrolling interests driven by lower income after adjustment for non-cash items in 2020 compared to 2019.
Dividends
On October 22, 2019, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend was paid on February 3, 2020 to shareholders of record as of January 15, 2020.
On March 3, 2020, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2020 to shareholders of record as of April 1, 2020.
We have funded our historical quarterly cash dividends on our Class A common stock, and we believe any future dividends would be funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. On April 22, 2020, the Board of Directors determined to suspend our quarterly cash dividend on our Class A common stock due to the market volatility and ongoing uncertainty resulting from the COVID-19 pandemic. Company management and the Board of Directors will continue to monitor our ability to declare and pay future dividends on a quarter-by-quarter basis.
The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. In determining the amount of any future dividends, our Board of Directors will take into account:

•	the financial results of Manning & Napier Group;

•	our available cash, as well as anticipated cash requirements, including any debt servicing and payments required under the tax receivable agreement or the Exchange Agreement;

•	our capital requirements and the capital requirements of our subsidiaries, including Manning & Napier Group;

•
contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our shareholders or distributions by Manning & Napier Group to us, including the obligation of Manning & Napier Group to make tax distributions to its unitholders, including us;

•	general economic and business conditions, including the impact of the COVID-19 pandemic and state and regional stay-at-home orders; and

•	any other factors that our Board of Directors may deem relevant.
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
On March 2, 2020, the Company’s Board of Directors had declared a $2.0 million distribution from Manning & Napier Group to its unitholders. Subsequent to March 3, 2020, there was significant disruption to global commercial activity as a result of the spread of COVID-19, which contributed to significant volatility and a decline in the value of many securities in the financial markets. As a result, the Company’s Board of Directors determined on March 24, 2020 to withdraw its approval of that distribution from Manning & Napier Group.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," we are not required to provide this information.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) in evaluating our business, industry, structure, future results and Class A common stock.
The information presented below updates and supplements those risk factors for events, changes and developments since the filing of the 2019 Form 10-K and should be read in conjunction with the risks and other information contained in the 2019 Form 10-K. The risks described in our 2019 Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.
Risks Related to our Business
Our revenues are dependent on the market value and composition of our AUM, which are subject to significant fluctuations and have been impacted by the novel coronavirus (COVID-19) pandemic and its effect on the U.S. and global economy.
We derive the majority of our revenue from investment management fees, typically calculated as a percentage of the market value of our AUM. As a result, our revenues are dependent on the value and composition of our AUM, all of which are subject to fluctuation due to many factors, including:

•
Declines in prices of securities in our portfolios. The prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, the impacts of the novel coronavirus (COVID-19) pandemic on the companies whose securities are held in the portfolios we manage, declining stock or commodities markets, changes in interest rates, a general economic downturn, including as a result of the COVID-19 pandemic, political uncertainty, pandemics or other health crises, or acts of terrorism. The U.S. and global financial markets continue to be subject to uncertainty and instability. Such factors could cause an unusual degree of volatility and price declines for securities in the portfolios we manage;

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

Our AUM has been negatively impacted by the COVID-19 pandemic primarily resulting from significant market depreciation in the first quarter of 2020, which has reduced the investment management revenue we are able to generate. The market disruption caused by COVID-19 may continue for as long or longer than the restrictions on general business operations and in-person interactions imposed by federal, state and local governments. If this period of economic disruption continues or worsens, our AUM could be further reduced, and if we are unable to reduce expenses, our net income will be reduced in the near term. Should the COVID-19 pandemic continue for an extended period of time, our business, financial condition, results of operations and cash flows may likewise be materially adversely impacted for an extended period of time.
If any of the factors described above cause a decline in our AUM, it would result in lower investment management revenues. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced and our business will be adversely affected.

We derive substantially all of our revenues from contracts and relationships that may be terminated upon short or no notice.
We derive substantially all of our revenues from investment advisory and sub-advisor agreements, all of which are terminable by clients upon short notice or no notice and without any significant penalty.
Our mutual fund and collective investment trust relationships may be terminated or not renewed for any number of reasons. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by such fund’s board, including by its independent members. Similarly, our investment management agreements with the collective investment trusts may be terminated at any time by Exeter Trust Company's board of directors, which includes independent members. As of March 31, 2020, mutual fund and collective investment trust relationships represent 29% of our AUM and 28% of our revenue for the quarter ended March 31, 2020.
Our clients will likely be impacted by the overall decline in the U.S. economy, which may cause them to terminate their relationships with us. The longer the economic results of the COVID-19 pandemic negatively impact our clients, clients may seek to withdraw their funds from our investment solutions. If a significant proportion of our clients withdraw their funds, our AUM and results of operations will be materially adversely impacted.
The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have an adverse effect on our business. During the fiscal year ended December 31, 2019 and the quarter ended March 31, 2020, other than our relationship with the Fund, there were no customers that provided over 10 percent of our total revenue.
We may not realize the expected benefits from our restructuring plan and other operational improvement initiatives relating to our strategic review of our business.
We commenced a strategic review of our business upon the appointment of our new Chief Executive, Marc Mayer, in early 2019. Our comprehensive review resulted in changes to our overall distribution strategy, our suite of investment offerings, and our operational platform. The objective of this review was to improve financial results for stockholders and investment results for clients by more clearly prioritizing our strengths, eliminating distractions and sub-scale offerings, and increasing productivity across the firm through improved technology. As a result of this strategic review, we incurred approximately
$11.1 million of strategic restructuring and transaction costs during 2019 (excluding a $2.9 million gain on the sale of PPI). These charges consisted of $3.4 million of employee severance costs and $7.7 million of other operating costs, which included approximately $6.3 million of impairment charges stemming from the write-off of existing contracts that we will not be utilizing as we move forward with a new third-party service provider to leverage its platform in an effort to expand our digital capabilities. During the quarter ended March 31, 2020, we recognized $0.7 million of strategic restructuring and transaction costs and we will likely incur additional costs in the future as a result of this strategic review. There can be no assurance that the costs of undertaking our operational improvement initiatives will be offset by future earnings that may result from the improvements, and it is possible that we will not realize the expected benefits from our operational improvement initiatives to the extent we anticipate or at all.
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
Difficult market conditions, like those during the current COVID-19 pandemic, can adversely affect our strategies in many ways, including by negatively impacting their performance and reducing their ability to raise or deploy capital, which could materially reduce our revenues and adversely affect our business, financial condition or results of operations.
Significant disruptions and volatility in the global financial markets and economies, like the current conditions caused by the COVID-19 pandemic, could impair the investment performance of our strategies. Although we seek to generate consistent, positive, absolute returns across all market cycles, our strategies have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, the duration of the COVID-19 pandemic and resulting limitations on business operations in the U.S., concerns related to unpredictable global market and economic factors, uncertainty in U.S. federal fiscal, tax, trade or regulatory policy and the fiscal, tax, trade or regulatory policy of foreign governments, rising interest rates, inflation or deflation, the availability of credit, performance of financial markets, terrorism, natural or biological catastrophes, public health emergencies, or political uncertainty.
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

As of March 31, 2020, the COVID-19 pandemic has caused a decline in our AUM primarily due to market depreciation. If these conditions continue, our business, financial condition, results of operations and cash flows may be materially adversely impacted for an extended period of time.
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
We depend on the skills, expertise and institutional knowledge of our key employees, including qualified investment and sales professionals and members of our senior management team, and our success depends on our ability to retain such key employees. Our investment professionals possess substantial experience in investing and have been primarily responsible for the historically attractive investment performance we have achieved. We particularly depend on our executive officers as well as senior members of our research department. As part of our strategic review of our business, we have experienced a reduction in headcount from 366 at January 1, 2019 to 293 employees at March 31, 2020. This and any future reductions to headcount may result in the loss of expertise and institutional knowledge and could adversely affect our business.
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
Client purchase and redemption activity may result in AUM concentrations with certain of our investment strategies. As a result, a substantial portion of our operating results may depend upon the performance of these strategies. If we sustain poor investment performance or adverse market conditions, clients may withdraw their investments or terminate their investment management agreements. To the extent any of these strategies is concentrated in an industry or geographic area that is disproportionately negatively impacted by the COVID-19 pandemic, the concentration of our AUM in those strategies will likely have a disproportionately negative impact on our revenues. These conditions would result in a reduction in our revenues from these strategies, which could have an adverse effect on our earnings and financial condition.
Our business is primarily focused in certain targeted geographic regions making us vulnerable to risks associated with having geographically concentrated operations.

Although our client base is national, we are primarily focused in certain targeted geographic regions, including the northeastern and southeastern regions of the United States. Furthermore, our review of our intermediary and institutional distribution strategy resulted in changes to our territory coverage and servicing efforts in order to more effectively service our existing clients with our team, while concentrating on geographies with the greatest chances for growth. This could have the effect of increasing the risks associated with having geographically concentrated operations, including increasing the risk that our business will be negatively impacted by the COVID-19 pandemic if its impacts are concentrated in any of these geographic areas. Our business, financial condition and results of operations may be susceptible to regional economic downturns and other regional factors.
Several of our portfolios involve investing principally in the securities of non-U.S. companies, which involve foreign currency exchange risk, and tax, political, social and economic uncertainties and risks.
As of March 31, 2020, approximately 21% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. An increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have earned in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have earned are typically revised monthly. The historical performance and ratings and rankings included in this report are as of March 31, 2020 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings earned at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
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
Due to the settlement of the Exchange Agreement that occurred on May 11, 2020 and the resulting increase in the Company’s ownership of Manning & Napier Group from 19.5% to 88.2%, there was a change of control of MNA, causing an assignment of the investment advisory agreements that MNA has with SEC registered mutual funds and separate account clients. We cannot be certain that MNA will be able to obtain the necessary approvals from the boards and stockholders of the mutual funds that it advises. If MNA is unable to obtain those approvals, our results of operations will be materially adversely impacted.
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
We depend on our headquarters in Fairport, New York, where a majority of our employees, administration and technology resources are located, for the continued operation of our business. During the COVID-19 pandemic almost all of our employees are working remotely, which may impact the level of service that is provided to our clients. Any significant disruption to our headquarters could have an adverse effect on our business.
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
We are dependent on the effectiveness of our, and third party software vendors', information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. In addition, we are currently facing heightened operational risk, including heighted cybersecurity risk, because more of our employees are working remotely. Remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.
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
Catastrophic and unpredictable events, like the COVID-19 pandemic, could have an adverse effect on our business.
The COVID-19 pandemic and any terrorist attack, war, power failure, cyber-attack, natural disaster, public health emergency or pandemic or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and earnings by:

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
Risks Related to Our Structure
We may not be able to resume paying dividends on our Class A common stock, and our ability to pay regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our structure and applicable provisions of Delaware law.
On April 22, 2020, our board of directors determined to suspend our quarterly cash dividend on our Class A common stock due to the market volatility and ongoing uncertainty resulting from the COVID-19 pandemic. Although we had historically declared cash dividends on our Class A common stock, our board of directors has sole discretion over the amount or frequency of any dividends. Because of our structure, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends, if declared by the board of directors, to our stockholders. Manning & Napier Group’s ability to make distributions to its members, including us, in an amount sufficient for us to pay dividends, if any, will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable laws of the State of Delaware, which may limit the amount of funds available for distribution, and its compliance with covenants and financial ratios related to any indebtedness it may incur in the future. In addition, as described elsewhere, under the terms of its operating agreement, Manning & Napier Group is obligated to make tax distributions to holders of its units, including us. As a consequence of these various limitations and restrictions, we may have to reduce or eliminate the payment of dividends on our Class A common stock for an extended period of time, which could adversely affect the market price of our Class A common stock.
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
Our current and former employee owners indirectly hold a minority ownership interest in Manning & Napier Group. Any future purchases or exchanges of their units of Manning & Napier Group for cash or, at our election, shares of our Class A common stock may produce favorable tax attributes for us. When we acquire such units, both the existing basis and the anticipated basis adjustments may increase, for tax purposes, depreciation and amortization deductions allocable to us from Manning & Napier Group and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain, or increase loss, on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets.
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
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. We have recorded the estimated impacts of the Tax Cuts and Jobs Act and the CARES Act on the liability under the tax receivable agreement. Assuming no new material changes in the relevant tax law, the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us is approximately $24.0 million as of March 31, 2020. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $20.4 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of May 12, 2020, we estimate that we would be required to pay up to approximately $20.8 million in the aggregate, which assumes the exchange of 2,021,781 units of Manning & Napier Group held by those other than us under the tax receivable agreement.

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
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. The trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, investors may be unable to sell shares of Class A common stock at or above their purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:

•	an extended period of U.S. economic hardship as a result of the COVID-19 pandemic;

•	actual or anticipated variations in our quarterly operating results, including the suspension of our quarterly dividend;

•	failure to meet the market’s earnings expectations;

•	publication of negative research reports about us or the investment management industry, or the failure of securities analysts to cover our Class A common stock;

•	a limited float and low average daily trading volume, which may result in illiquidity as investors try to buy and sell and thereby exacerbating positive or negative pressure on our stock;

•	departures of any members of our senior management team or additions or departures of other key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	adverse market reaction to our stockholder rights, or "poison pill," plan;

•	changes in market valuations of similar companies;

•	actual or anticipated poor performance in one or more of the portfolios we offer;

•
changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws and regulations, or announcements relating to these matters;

•	adverse publicity about the investment management industry generally, or particular scandals, specifically;

•	litigation and governmental investigations;

•	consummation by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	actions by stockholders, including any activist stockholders;

•	exchange of units of Manning & Napier Group for shares of our Class A common stock or the expectation that such conversions or exchanges may occur; and

•	general market and economic conditions.
Our Class A common stockholders may experience dilution in the future as a result of future acquisitions, additional capital raising, exchanges pursuant to the Exchange Agreement and/or equity grants under our equity compensation plans.
If we issue shares of Class A common stock or units of Manning & Napier Group in future acquisitions or capital raising activity, the ownership interest of our Class A common stockholders will be diluted. If we grant exchange rights with respect to the issuance of the units of Manning & Napier Group that allow its holder to exchange such units for shares of our Class A common stock, stockholders will incur dilution in the percentage of the issued and outstanding shares of Class A common stock that are owned at such time. Our stockholders will also be diluted to the extent the current holders of Class A units of Manning & Napier Group exchange their units pursuant to the Exchange Agreement and we settle that exchange in shares of our Class A common stock. We also may issue shares of our Class A common stock or units of Manning & Napier Group in connection with grants under our equity compensation plans, which will dilute our Class A common stockholders. Any such future sales, issuances or exchanges of our Class A common stock or rights to purchase our Class A common stock could result in substantial dilution to our existing stockholders.
If we fail to comply with our public company financial reporting and other regulatory obligations, including the Continued Listing Criteria of the New York Stock Exchange, our business and stock price could be adversely affected.
We are subject to the Continued Listing Criteria of the New York Stock Exchange (“NYSE”). In order for our Class A common stock to continue trading on the NYSE, we must maintain certain share prices, numbers of stockholders and corporate governance standards, including obtaining the approval of our stockholders prior to issuing shares in excess of 20% of the voting power outstanding before that issuance. If we are unable to meet any of these standards, our Class A common stock may no longer trade on the NYSE, which would adversely impact the trading market for our shares and liquidity for our stockholders and may adversely impact our business. If our Class A common stock does not maintain an average closing price of $1.00 or more over any consecutive 30 trading-day period, the NYSE may delist our Class A common stock for failure to maintain compliance with the NYSE price criteria listing standards. Specifically, in the event that our stock price falls below the minimum share price, we may fall out of compliance with the NYSE listing standards and to regain compliance we may be forced to take corporate actions, such as a reverse stock split, which may adversely impact the trading market for our shares and liquidity. As a public company, we are subject to the reporting requirements of the Exchange Act, have implemented specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE.
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
Our corporate documents, stockholder rights plan and Delaware law contain provisions that could discourage, delay or prevent a change in control of the Company that our stockholders might consider to be in their best interests.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as our stockholder rights, or “poison pill,” plan, could impede attempts by our stockholders to remove or replace our management and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our Class A common stock, that our stockholders might consider to be in their best interests. These provisions:

•
authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of our Class A common stock;

•
discourage any person or group that wishes to acquire 15% or more of our Class A common stock from doing so without obtaining our agreement because such an acquisition would cause the person or group to suffer substantial dilution;

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
A proxy contest for the election of directors at our annual meeting or proposals arising out of stockholder initiatives could cause us to incur substantial costs and negatively affect our business.
Due to the uncertainty in U.S. financial markets as a result of the COVID-19 pandemic in combination with the recent exchange pursuant to the Exchange Agreement, we may be subject to proxy contests and other forms of stockholder activism. In the event that any significant investor makes proposals concerning our operations, governance or other matters, or seeks to change our board of directors, our review and consideration of such proposals may require the devotion of a significant amount of time by our management and employees and could require us to expend significant resources. Further, if our board of directors, in exercising its fiduciary duties, disagrees with or determines not to pursue the strategic direction suggested by an activist stockholder, our business could be adversely affected by responding to a costly and time-consuming proxy contest or other actions from an activist stockholder that will divert the attention of our management and employees, interfere with our ability to execute our strategic plan, result in the loss of business opportunities and clients, and make it more difficult for us to attract and retain qualified personnel and business partners.
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

Item 6. Exhibits

Exhibit No.	Description

10.1	Third Amendment to the Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC dated as of March 3, 2020 by and among the Members of M&N Group Holdings, LLC.

10.2	Second Amendment to Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC dated as of March 3, 2020 by and among the members of Manning & Napier Group, LLC.

10.3	Second Amendment to Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C. dated as of March 3, 2020 by and among the members of Manning & Napier Capital Company, LLC.

10.4
Form of Restricted Stock Award Agreement, as amended February 1, 2020, under the Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities Exchange Commission on March 13, 2020

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: May 15, 2020	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial and accounting officer)