Form 10-Q
period 2020-06-30
Manning & Napier, Inc.
filed 2020-08-14
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2020
Class A common stock, $0.01 par value per share	16,275,359

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$40,577	$67,088
Accounts receivable	11,373	10,182
Investment securities	24,169	90,467
Prepaid expenses and other assets	13,158	5,607
Total current assets	89,277	173,344
Property and equipment, net	3,658	4,565
Operating lease right-of-use assets	17,082	18,795
Net deferred tax assets, non-current	21,671	20,668
Goodwill	4,829	4,829
Other long-term assets	3,740	4,010
Total assets	$140,257	$226,211

Liabilities
Accounts payable	$1,239	$1,614
Accrued expenses and other liabilities	25,067	26,201
Deferred revenue	10,777	10,759
Total current liabilities	37,083	38,574
Operating lease liabilities, non-current	17,420	18,753
Amounts payable under tax receivable agreement, non-current	15,497	17,246
Other long-term liabilities	1,165	2,017
Total liabilities	71,165	76,590
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; and 16,275,359 and 15,956,526 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	163	160
Additional paid-in capital	112,300	198,516
Retained deficit	(36,407)	(38,478)
Accumulated other comprehensive loss	(112)	(50)
Total shareholders’ equity	75,944	160,148
Noncontrolling interests	(6,852)	(10,527)
Total shareholders’ equity and noncontrolling interests	69,092	149,621
Total liabilities, shareholders’ equity and noncontrolling interests	$140,257	$226,211
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Management Fees
Wealth Management	$13,740	$16,209	$28,040	$32,678
Institutional and Intermediary	12,142	12,932	24,273	26,166
Distribution and shareholder servicing	2,303	2,566	4,693	5,190
Custodial services	1,463	1,750	3,062	3,495
Other revenue	698	837	1,387	1,562
Total revenue	30,346	34,294	61,455	69,091
Expenses
Compensation and related costs	17,379	20,161	36,642	41,609
Distribution, servicing and custody expenses	2,425	3,019	5,238	6,777
Other operating costs	7,489	8,639	14,586	16,946
Total operating expenses	27,293	31,819	56,466	65,332
Operating income	3,053	2,475	4,989	3,759
Non-operating income (loss)
Interest expense	(3)	(10)	(5)	(13)
Interest and dividend income	363	837	720	1,646
Change in liability under tax receivable agreement	914	—	(1,936)	195
Net gains (losses) on investments	1,416	248	(416)	1,122
Total non-operating income (loss)	2,690	1,075	(1,637)	2,950
Income (loss) before provision for (benefit from) income taxes	5,743	3,550	3,352	6,709
Provision for (benefit from) income taxes	1,460	331	(1,766)	573
Net income attributable to controlling and noncontrolling interests	4,283	3,219	5,118	6,136
Less: net income (loss) attributable to noncontrolling interests	2,737	2,805	2,714	5,161
Net income attributable to Manning & Napier, Inc.	$1,546	$414	$2,404	$975

Net income per share available to Class A common stock
Basic	$0.09	$0.03	$0.15	$0.07
Diluted	$0.06	$0.03	$0.06	$0.06
Weighted average shares of Class A common stock outstanding
Basic	16,132,667	15,267,762	15,972,809	15,098,454
Diluted	46,296,214	15,613,939	61,851,067	78,317,986
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income attributable to controlling and noncontrolling interests	$4,283	$3,219	$5,118	$6,136
Net unrealized holding gains (losses) on investment securities, net of tax	179	116	(249)	232
Reclassification adjustment for net realized gains on investment securities included in net income	(141)	8	(174)	(6)
Comprehensive income	$4,321	$3,343	$4,695	$6,362
Less: Comprehensive income attributable to noncontrolling interests	2,753	2,907	2,353	5,344
Comprehensive income attributable to Manning & Napier, Inc.	$1,568	$436	$2,342	$1,018

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended June 30, 2020
Balance—March 31, 2020	16,275,359	$163	$198,722	$(37,953)	$(134)	$(9,819)	$150,979
Net income	—	—	—	1,546	—	2,737	4,283
Net changes in unrealized investment securities gains or losses	—	—	—	—	22	157	179
Equity-based compensation	—	—	271	—	—	559	830
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(90,299)	—	—	(486)	(90,785)
Deferred tax impacts from transactions with shareholders (Note 12)	—	—	3,606	—	—	—	3,606
Balance—June 30, 2020	16,275,359	$163	$112,300	$(36,407)	$(112)	$(6,852)	$69,092

Six months ended June 30, 2020
Balance—December 31, 2019	15,956,526	$160	$198,516	$(38,478)	$(50)	$(10,527)	$149,621
Net income	—	—	—	2,404	—	2,714	5,118
Net changes in unrealized investment securities gains or losses	—	—	—	—	(62)	(187)	(249)
Common stock issued under equity compensation plan, net of forfeitures	318,833	3	(3)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	—	—	—	(2)	(2)
Equity-based compensation	—	—	522	—	—	1,593	2,115
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(333)	—	—	(333)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(90,341)	—	—	(443)	(90,784)
Deferred tax impacts from transactions with shareholders (Note 12)	—	—	3,606	—	—	—	3,606
Balance—June 30, 2020	16,275,359	$163	$112,300	$(36,407)	$(112)	$(6,852)	$69,092

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended June 30, 2019
Balance—March 31, 2019	15,684,573	$157	$198,811	$(38,516)	$(56)	$(11,488)	$148,908
Net income	—	—	—	414	—	2,805	3,219
Distributions to noncontrolling interests	—	—	—	—	—	(798)	(798)
Net changes in unrealized investment securities gains or losses	—	—	—	—	22	94	116
Common stock issued under equity compensation plan, net of forfeitures	(63,978)	(1)	1	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	(15)	—	—	(63)	(78)
Equity-based compensation	—	—	130	—	—	555	685
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(270)	—	—	(270)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(623)	—	—	(2,429)	(3,052)
Balance—June 30, 2019	15,620,595	$156	$198,304	$(38,372)	$(34)	$(11,324)	$148,730

Six months ended June 30, 2019
Balance—December 31, 2018	15,310,958	$153	$198,604	$(38,865)	$(77)	$(13,572)	$146,243
Net income	—	—	—	975	—	5,161	6,136
Distributions to noncontrolling interests	—	—	—	—	—	(2,419)	(2,419)
Net changes in unrealized investment securities gains or losses	—	—	—	—	43	189	232
Common stock issued under equity compensation plan, net of forfeitures	309,637	3	(3)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	(15)	—	—	(63)	(78)
Equity-based compensation	—	—	402	—	—	1,748	2,150
Dividends declared on Class A common stock - $0.04 per share	—	—	—	(558)	—	—	(558)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	76	—	—	76
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(684)	—	—	(2,368)	(3,052)
Balance—June 30, 2019	15,620,595	$156	$198,304	$(38,372)	$(34)	$(11,324)	$148,730

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$5,118	$6,136
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,115	2,150
Depreciation and amortization	796	796
Change in amounts payable under tax receivable agreement	1,936	(195)
Impairment of long-lived assets	553	—
Gain on sale of intangible assets	(21)	(116)
Net (gains) losses on investment securities	416	(1,122)
Deferred income taxes	(1,853)	410
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(1,191)	(788)
Prepaid expenses and other assets	(2,708)	(645)
Other long-term assets	1,574	1,211
Accounts payable	(375)	(121)
Accrued expenses and other liabilities	(4,705)	(5,535)
Deferred revenue	18	1,198
Other long-term liabilities	(2,163)	(1,327)
Net cash provided by (used in) operating activities	(490)	2,052
Cash flows from investing activities:
Purchase of property and equipment	(204)	(1,084)
Sale of investments	69,531	4,734
Purchase of investments	(20,298)	(55,863)
Sale of intangible assets	21	116
Proceeds from maturity of investments	16,400	54,054
Net cash provided by investing activities	65,450	1,957
Cash flows from financing activities:
Distributions to noncontrolling interests	—	(2,419)
Dividends paid on Class A common stock	(645)	(620)
Payment of shares withheld to satisfy withholding requirements	(2)	(78)
Payment of capital lease obligations	(41)	(61)
Purchase of Class A units of Manning & Napier Group, LLC	(90,783)	(3,052)
Net cash used in financing activities	(91,471)	(6,230)
Net decrease in cash and cash equivalents, including cash classified within current assets held for sale	(26,511)	(2,221)
Less: increase in cash classified within current assets held for sale	—	196
Net decrease in cash and cash equivalents	(26,511)	(2,417)
Cash and cash equivalents:
Beginning of period	67,088	59,586
End of period	$40,577	$57,169
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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of June 30, 2020. Manning & Napier Group completed the redemption of 60,012,419 of its Class A units held by M&N Group Holdings, LLC ("M&N Group Holdings") and Manning & Napier Capital Company, LLC ("MNCC") on May 11, 2020 with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the redemption, the Class A units were retired and as a result, the Company's ownership of Manning & Napier Group increased from 19.5% to 88.2%. Refer to Note 4 for further discussion.

(1)
The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").

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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Summary of Presentation Changes
As of January 1, 2020, the Company revised its presentation of investment management revenue within its consolidated statements of operations. Investment management revenue, previously presented by investment vehicle, has been disaggregated to present investment management revenue by sales channel. Concurrently, the Company revised the presentation of assets under management ("AUM") activity previously reported by investment vehicle to present this activity by sales channel.
Amounts for the comparative prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income and do not represent a restatement of any previously published financial results.
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of June 30, 2020, Manning & Napier holds an economic interest of approximately 88.2% in Manning & Napier Group and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings and MNCC.
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment, equity investments, at fair value, or as trading securities, as applicable. As of June 30, 2020 and December 31, 2019, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.9 million as of June 30, 2020 and $3.2 million as of December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company did not have a controlling financial interest in any mutual fund.
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
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on equity investments, at fair value or trading securities, as applicable, are recorded in net gains (losses) on investments in the consolidated statements of operations. At June 30, 2020, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments to hedge economic exposure to market movements on its deferred compensation plan.
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
Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $12.0 million and $11.4 million as of June 30, 2020 and December 31, 2019, respectively.
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
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. During the three months ended June 30, 2020, a downturn in the commercial real estate market indicated that an asset group, including previously vacated office space, may not be recoverable. The Company assessed recoverability of the asset group by comparing the undiscounted future net cash flows expected to result from the asset group to its carrying value. The carrying value exceeded the undiscounted future net cash flows of the asset, and an impairment loss of approximately $0.6 million was recognized during the three months ended June 30, 2020 as the difference between the net book value and the fair value of the asset group.
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
As of June 30, 2020, the Company had a total of approximately $3.5 million of capitalized implementation costs for hosting arrangements within prepaid expenses and other assets on its statements of financial condition, with no amounts in accumulated amortization and no amortization expense recognized during the six months ended June 30, 2020. At December 31, 2019, approximately $0.4 million of these costs were capitalized within property and equipment, net. The hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of the Company's business. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. The ASU requires goodwill impairments to be measured on the basis of the fair value of the reporting unit relative to the reporting unit's carrying amount rather than on the basis of the implied amount of goodwill relative to the goodwill balance of the reporting unit. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Revenue
Disaggregated Revenue
The following table represents the Company’s wealth management and institutional and intermediary investment management revenue by investment portfolio during the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$12,148	$7,486	$19,634	$13,186	$7,607	$20,793
Equity	1,470	4,345	5,815	2,819	4,894	7,713
Fixed Income	122	311	433	204	431	635
Total	$13,740	$12,142	$25,882	$16,209	$12,932	$29,141

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$24,090	$15,672	$39,762	$26,684	$15,435	$42,119
Equity	3,635	7,964	11,599	5,580	9,851	15,431
Fixed Income	315	637	952	414	880	1,294
Total	$28,040	$24,273	$52,313	$32,678	$26,166	$58,844

Accounts Receivable
Accounts receivable as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accounts receivable - third parties	$6,163	$5,778
Accounts receivable - affiliated mutual funds and collective investment trusts	5,210	4,404
Total accounts receivable	$11,373	$10,182
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three and six months ended June 30, 2020 or 2019.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $8.5 million and $17.4 million for the three and six months ended June 30, 2020, and approximately $10.2 million and $21.3 million for the three and six months ended June 30, 2019, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statements of financial condition as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Affiliated mutual funds	$4,020	$3,164
Affiliated collective investment trusts	1,190	1,240
Accounts receivable - affiliated mutual funds and collective investment trusts	$5,210	$4,404

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the six months ended June 30, 2020, revenue was increased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.3 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition for both June 30, 2020 and December 31, 2019.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the six months ended June 30, 2020 that was included in deferred revenue at the beginning of the period was approximately $10.6 million.
Costs to obtain a contract: Under compensation plans in effect for periods prior to January 1, 2020, certain incremental first year commissions directly associated with new customer contracts were capitalized and amortized on a straight-line basis over an estimated customer contract period of 3 to 7 years. The total net asset as of June 30, 2020 and December 31, 2019 was approximately $0.9 million and $1.0 million, respectively. The related amortization expense, which is included in compensation and related costs, totaled approximately $0.1 million and $0.2 million for three and six months ended June 30, 2020 and 2019, respectively. An impairment loss is recorded for contract acquisition costs related to client contracts that cancel during the period. These impairment losses totaled less than $0.1 million for both the three and six months ended June 30, 2020 and 2019.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 88.2% in Manning & Napier Group, and as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining approximately 11.8% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following table provides a reconciliation from “Income (loss) before provision for (benefit from) income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Income (loss) before provision for (benefit from) income taxes	$5,743	$3,550	$3,352	$6,709
Less: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	901	(10)	(1,965)	181
Income before provision for (benefit from) income taxes, as adjusted	4,842	3,560	5,317	6,528
Controlling interest percentage (2)	44.5%	18.8%	42.3%	18.7%
Net income attributable to controlling interest	2,154	669	2,247	1,221
Plus: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	901	(10)	(1,965)	181
Income (loss) before provision for (benefit from) income taxes attributable to Manning & Napier, Inc.	3,055	659	282	1,402
Less: provision for (benefit from) income taxes of Manning & Napier, Inc.(3)	1,509	245	(2,122)	427
Net income attributable to Manning & Napier, Inc.	$1,546	$414	$2,404	$975
________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for (benefit from) income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group's income for the respective periods and anticipates a closing of the books pursuant to Internal Revenue Code Section 1377.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

(3)
The consolidated provision for (benefit from) income taxes is equal to the sum of (i) the provision for (benefit from) income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for (benefit from) income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for (benefit from) income taxes was a provision of $1.5 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and a benefit of $1.8 million and provision of $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, a total of 2,021,781 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be tendered for exchange. For any units exchanged, the Company will (i) pay an amount of cash equal to the number of units exchanged multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
The Company received notice that a total of 60,012,419 Class A units, including 59,957,419 units held by William Manning, who was previously the Chairman of the Company's Board of Directors, were tendered for either cash or shares of the Company's Class A common stock pursuant to the terms of the Exchange Agreement. The independent directors, on behalf of the Company, decided to settle the exchange utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning, pursuant to the terms of the Exchange Agreement. Manning & Napier Group completed the redemption on May 11, 2020 with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the redemption the Class A units were retired and as a result, the Company's ownership of Manning & Napier Group increased from 19.5% to 88.2%.
During the six months ended June 30, 2020, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.
The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the six months ended June 30, 2020:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2019	14,750,221	62,034,200	76,784,421	19.2%
Class A Units issued	318,833	—	318,833	0.3%
Class A Units exchanged	—	(60,012,419)	(60,012,419)	68.7%
As of June 30, 2020	15,069,054	2,021,781	17,090,835	88.2%
Manning & Napier, as managing member controls all of the business and affairs of Manning & Napier Group prior to and subsequent to the redemption that was completed during the second quarter of 2020. Since the Company continues to have a controlling interest in Manning & Napier Group, the aforementioned changes in ownership of Manning & Napier Group were accounted for as equity transactions under ASC 810, Consolidation. Additional paid-in capital and noncontrolling interests in the consolidated statements of financial position are adjusted to reallocate the Company's historical equity to reflect the change in ownership of Manning & Napier Group.
At June 30, 2020 and December 31, 2019, the Company had recorded a liability of $19.5 million and $17.5 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, approximately $4.0 million and $0.3 million were included in accrued expenses and other liabilities at June 30, 2020 and December 31, 2019, respectively. The Company made no payments pursuant to the TRA during either of the six months ended June 30, 2020 and 2019. Refer to Note 12 for further discussion surrounding the amounts payable under the TRA.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.
Note 5—Investment Securities

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following represents the Company’s investment securities holdings as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$8,538	$11	$(12)	$8,537
Fixed income securities	8,360	—	(145)	8,215
				16,752
Equity investments, at fair value
Equity securities				5,558
Mutual funds				1,859
				7,417
Total investment securities				$24,169

	December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$33,908	$193	$—	$34,101
Fixed income securities	35,148	—	(91)	35,057
Short-term investments	12,119	—	—	12,119
				81,277
Equity investments, at fair value
Equity securities				6,038
Mutual funds				3,152
				9,190
Total investment securities				$90,467
Investment securities are classified as either equity investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At June 30, 2020 and December 31, 2019, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $0.6 million of net unrealized losses and $1.1 million of net unrealized gains related to investments classified as equity investments, at fair value during the six months ended June 30, 2020 and 2019, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of June 30, 2020 and December 31, 2019, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the six months ended June 30, 2020 and 2019.
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
The following table summarizes the hierarchy of inputs used to derive the fair value of the Company’s assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,558	$—	$—	$5,558
Fixed income securities	—	8,215	—	8,215
Mutual funds	1,859	—	—	1,859
U.S. Treasury notes	—	8,537	—	8,537
Total assets at fair value	$7,417	$16,752	$—	$24,169

	December 31, 2019
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$6,038	$—	$—	$6,038
Fixed income securities	—	35,057	—	35,057
Mutual funds	3,152	—	—	3,152
U.S. Treasury notes	—	34,101	—	34,101
Short-term investments	—	12,119	—	12,119
Total assets at fair value	$9,190	$81,277	$—	$90,467

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
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the six months ended June 30, 2020.
Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued bonus and sales commissions	$11,699	$14,825
Accrued payroll and benefits	2,333	4,415
Accrued sub-transfer agent fees	407	420
Dividends payable on Class A common stock	—	312
Amounts payable under tax receivable agreement	3,960	275
Short-term operating lease liabilities	2,899	2,682
Other accruals and liabilities	3,769	3,272
Total accrued expenses and other liabilities	$25,067	$26,201

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company's leases have remaining lease terms ranging between approximately 1 year and 8 years. The Company's lease term on certain of its multi-year office space leases, including its headquarters, include options for the Company to extend those leases for periods ranging from an additional five to 10 years. In addition, the Company has the option to reduce a portion of its square footage at certain times throughout the term of the lease for its headquarters. The Company determined it is not reasonably certain at this time it will exercise the options to extend these leases or will exercise the options to reduce its square footage; therefore, the payment amounts related to these lease term extensions and contraction options have been excluded from determining its ROU asset and lease liability.
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
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $3.6 million over the remaining term of such leases. The lease terms for the three subleased operating leases end in 2021, 2027 and 2028.
The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$23	$30	$48	$59
Interest on lease liabilities	2	2	4	5
Operating lease expense	1,428	934	2,220	1,857
Short-term lease expense	1	4	2	8
Variable lease expense	72	65	147	111
Sublease income	(161)	(174)	(327)	(297)
Total lease expense	$1,365	$861	$2,094	$1,743

Supplemental cash flow information related to leases for the three and six months ended June 30, 2020 and 2019 were as follows:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$3	$5	$5
Finance cash flows from finance leases	$24	$33	$51	61
Operating cash flows from operating leases	$940	$1,159	$1,660	1,953

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$—	$15	$—	175
Operating leases	$—	$862	$136	$862
Supplemental balance sheet information related to leases as of June 30, 2020 was as follows:

(in thousands, except lease term and discount rate)	June 30, 2020
Finance Leases
Finance lease right-of-use assets (1)	$156

Accrued expenses and other liabilities	$71
Other long-term liabilities	94
Total finance lease liabilities	$165

Operating Leases
Operating lease right-of-use assets	$17,082

Accrued expenses and other liabilities	$2,899
Operating lease liabilities, non-current	17,420
Total operating lease liabilities	$20,319

Weighted average remaining lease term
Finance leases	2.62 years
Operating leases	6.96 years
Weighted average discount rate
Finance leases	4.92%
Operating leases	5.13%
_______________________

(1)	Amounts included in other long-term assets within the consolidated statements of financial condition.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of lease liabilities were as follows:

Twelve month period ending June 30,	Finance Leases	Operating Leases
	(in thousands)
2021	$80	$3,868
2022	55	3,599
2023	28	3,389
2024	13	3,135
2025	—	2,986
Thereafter	—	7,188
Total lease payments	176	24,165
Less imputed interest	(11)	(3,846)
Total lease liabilities	$165	$20,319
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. Additionally, the Company could be subject to non-routine reviews and inspections by the National Futures Association and U.S. Commodity Futures Trading Commission in regards to the Company’s de minimis exposure to commodity interest investments in the mutual funds and collective investment trust vehicles it operates. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of June 30, 2020 and December 31, 2019, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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
Diluted earnings per share (“diluted EPS”) is computed under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, the weighted average number of common shares outstanding during the period is increased by the assumed conversion into Class A common stock of unvested restricted stock units, unvested restricted stock awards, and outstanding stock options (collectively, "outstanding equity awards"), as well as the exchangeable Class A units of Manning & Napier Group, to the extent that such conversion would dilute earnings per share.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three and six months ended June 30, 2020 and 2019 under the two-class method:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except share data)
Net income attributable to controlling and noncontrolling interests	$4,283	$3,219	$5,118	$6,136
Less: net income (loss) attributable to noncontrolling interests	2,737	2,805	2,714	5,161
Net income attributable to Manning & Napier, Inc.	$1,546	$414	$2,404	$975
Less: allocation to participating securities	13	(33)	27	(43)
Net income available to Class A common stock	$1,533	$447	$2,377	$1,018

Weighted average shares of Class A common stock outstanding - basic	16,132,667	15,267,762	15,972,809	15,098,454
Dilutive effect of outstanding equity awards	1,762,681	346,177	660,725	305,895
Dilutive effect of exchangeable Class A Units	28,400,866	—	45,217,533	62,913,637
Weighted average shares of Class A common stock outstanding - diluted	46,296,214	15,613,939	61,851,067	78,317,986
Net income available to Class A common stock per share - basic	$0.09	$0.03	$0.15	$0.07
Net income available to Class A common stock per share - diluted	$0.06	$0.03	$0.06	$0.06
For the three and six months ended June 30, 2020 and 2019, 3,000,000 unvested performance-based stock options were excluded from the calculation of diluted EPS because the associated market condition had not yet been achieved.
For the three and six months ended June 30, 2020, 179,133 and 408,481, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive. For the three and six months ended June 30, 2019, 961,060 and 1,211,060, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
Note 11—Equity-Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by shareholders prior to the consummation of the Company's 2011 initial public offering. Under the Equity Plan, a total of 13,142,813 equity interests are authorized for issuance, and may be issued in the form of Class A common stock, restricted stock units, stock options, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group. At June 30, 2020, a total of 3,098,104 equity interests were available for issuance pursuant to the Equity Plan.
The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the six months ended June 30, 2020:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1,037,901	$4.30
Granted	2,997,940	$1.58
Vested	(444,165)	$4.55
Forfeited	(2,667)	$1.67
Outstanding at June 30, 2020	3,589,009	$2.00
The weighted average fair value of stock awards granted during the six months ended June 30, 2020 was $1.58, based on the closing sale price of the Company's Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

For the three and six months ended June 30, 2020, the Company recorded approximately $0.7 million and $1.8 million, respectively, of compensation expense related to stock awards under the Equity Plan. For the three and six months ended June 30, 2019, the Company recorded approximately $0.5 million and $1.9 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during the six months ended June 30, 2020 and 2019 was approximately $0.9 million and $1.3 million, respectively. As of June 30, 2020, there was unrecognized compensation expense of approximately $5.6 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 3.4 years.
In connection with the vesting of restricted stock units during the six months ended June 30, 2020, the Company withheld a total of 2,832 shares of Class A common stock to satisfy less than $0.1 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
A summary of activity under the Equity Plan related to stock option awards during the six months ended June 30, 2020 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,500,000	$2.01
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2020	3,500,000	$2.01	4.1	$2,975
Exercisable at June 30, 2020	166,666	$2.01	3.5	$142
For the three and six month periods ended June 30, 2020, the Company recorded approximately $0.1 million and $0.3 million, respectively, of compensation expense related to stock options under the Equity Plan. For both of the three and six month periods ended June 30, 2019, the Company recorded approximately $0.2 million of compensation expense related to stock options under the Equity Plan. As of June 30, 2020, there was unrecognized compensation expense of approximately $0.6 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 1.0 year.
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
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which includes, among other things, the ability to carryback net operating losses from 2018, 2019 and 2020 to prior years. As of December 31, 2019, the Company had approximately $12.1 million net operating losses available to offset future taxable income for federal income tax purposes and approximately $6.1 million for state income tax purposes. The Company expects to carryback net operating losses generated in 2018, 2019 and, if applicable, 2020 to prior years and claim refunds when the federal corporate tax rate was 34% compared to the current statutory rates of 21%. During the first quarter of 2020, the Company recognized an income tax benefit of approximately $3.3 million, related to the favorable rate applied to its net operating losses. During the second quarter of 2020, the Company reduced its benefit by approximately $1.2 million primarily due to a decrease in the Company's estimated 2020 net operating loss. As a result, the Company increased its deferred tax asset during the six months ended June 30, 2020 related to the TRA by approximately $2.3 million, resulting in a $1.9 million increase of the liability, representing 85% of the applicable cash savings.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

During the three months ended June 30, 2020, the Company completed the redemption and subsequent retirement of 60,012,419 Class A units, resulting in the Company's ownership of Manning & Napier Group increasing from 19.5% to 88.2% (Refer to Note 4). The Company recognized a deferred tax asset of approximately $1.1 million, resulting from an increased share of Manning & Napier Group's deferred tax assets. Additionally, as a result of Manning & Napier Group's redemption of its Class A units during the three months ended June 30, 2020 and Manning & Napier Group's election under Section 754 of the Internal Revenue Code, the Company expects to benefit from depreciation and amortization deductions resulting from increases in the tax basis of tangible and intangible assets of Manning & Napier Group. Those deductions allocated to the Company will be taken into account in reporting the Company's taxable income resulting in the recognition of a deferred tax asset of approximately $2.5 million. The aggregate $3.6 million of deferred tax assets recognized during the three months ended June 30, 2020 resulting from the redemption were recorded within the Company's consolidated statements of shareholder's equity.
The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Income before provision for (benefit from) income taxes	$5,743	$3,550	$3,352	$6,709
Effective tax rate	25.4%	9.3%	(52.7)%	8.5%
Provision for (benefit from) income taxes	1,460	331	(1,766)	573
Provision for (benefit from) income taxes at statutory rate	1,206	746	704	1,409
Difference between tax at effective vs. statutory rate	$254	$(415)	$(2,470)	$(836)
For both the three and six months ended June 30, 2020 and 2019, the difference between the Company’s recorded provision (benefit) and the provision that would result from applying the U.S. statutory rate of 21% includes the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. For the six months ended June 30, 2020, the income tax benefit also includes the impact from the enactment of the CARES Act, which resulted in the recognition of an income tax benefit based on the ability to carry back net operating losses to prior years.
A state is currently auditing the Company's 2016, 2017 and 2018 corporate tax returns. The audit is expected to be completed in 2020. As of June 30, 2020, the audit is in process and the state is collecting and evaluating the data for which the Company has not recorded a liability for uncertain tax positions under ASC 740. The Company believes any potential increases to this liability, which could be up to approximately $1.3 million, would not result in a material change to its financial position.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers and directors and/or their affiliated entities. Pursuant to the respective investment management agreements, in some instances the Company may waive or reduce its regular advisory fees for these accounts. The aggregate value of the fees earned and the value of fees waived was less than $0.1 million for each of the six months ended June 30, 2020 and 2019.
Manning & Napier Group completed the redemption of 60,012,419 Class A units held by the noncontrolling members of Manning & Napier Group, including 59,957,419 units held by William Manning, who was previously the Chairman of the Company's Board of Directors on May 11, 2020. The independent directors, on behalf of the Company, decided to settle the exchange utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. See Note 4 for additional details.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $8.5 million and $17.4 million for the three and six months ended June 30, 2020, and approximately $10.2 million and $21.3 million for the three and six months ended June 30, 2019. Fees earned for administrative services provided

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

were approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2020, and approximately $0.5 million and $1.1 million for the three and six months ended June 30, 2019. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts were approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2020 and 2019. As of June 30, 2020 the Company had recorded a receivable of approximately $0.2 million for expenses paid on behalf of an affiliated mutual fund. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund, and are included within other long-term assets on the consolidated statements of financial condition.
Note 14—Subsequent Events
Distribution
Subsequent to June 30, 2020, the Board of Directors approved a $1.5 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which approximately $0.2 million was paid to the noncontrolling members of Manning & Napier Group.

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
Impact of COVID-19
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations, disrupting the global supply chain, creating a reduction in demand for many products, and thus having a significant impact on the global economy. We are addressing the challenges of COVID-19 by protecting the health and well-being of our employees while servicing our clients and leveraging technology to fully support our business needs in a primarily digital manner.
The impact of COVID-19 on our investment performance, financial statements, capital and liquidity and our business operations are further discussed below:

•
Client Performance Impact: As a result of our ability to rapidly adapt to a remote work environment, we believe we were able to minimize the impact of COVID-19 on client performance. Additionally, due to the significant increase in volatility throughout the first half of the year, discussed in more detail in the next section, we were able to capitalize on the market environment by delivering strong results for clients year-to-date.

•
Financial Statement Impact: Our revenues consist primarily of investment management fees typically calculated as a percentage of the market value of our assets under management ("AUM"), and they are dependent on the value and composition of our AUM. As of June 30, 2020, AUM was $18.6 billion, an increase from $17.1 billion as of March 31, 2020. This 9% increase came on the heels of a market rebound during the second quarter, with approximately $2.2 billion of market appreciation offset by approximately $0.7 billion of net client outflows. While we anticipate the effects of the pandemic may negatively affect our results of operations, cash flows, and financial position, at this time we cannot reasonably estimate the full impact, given the uncertainty over the duration and severity of the economic crisis.

•
Capital and Liquidity Impact: Our financial condition is stable, allowing us to effectively manage the financial impacts of COVID-19. We believe our capital structure should provide us with sufficient resources and flexibility to meet present and future cash needs. During the first quarter of 2020, we suspended the quarterly cash dividend on our Class A common stock. Given the uncertainty surrounding the current economic environment, we will continue to assess our liquidity needs.

•
Business Operations Impact: For the health and well-being of our employees, we have modified our business practices in accordance with social distancing guidelines to encourage work-from-home arrangements and we have restricted business-related travel. Our technology capabilities have allowed us to maintain sales and client servicing activity through digital collaboration platforms and digital marketing efforts. We believe our second quarter 2020 results, with gross client inflows comparable to prior periods and gross client outflows reduced from historical levels, provide an indication that our sales strategy is gaining traction despite the COVID-19 disruption. Additionally, our technology has enabled us to support the majority of our employees’ remote working arrangements. Our ability to adequately maintain our operations, internal controls and client relationships has not been adversely affected by these modifications.

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
Market Developments
The second quarter was characterized by a massive rebound in capital markets all across the globe. However, this improvement came as the pandemic continued to worsen in the western and southern portions of the United States.  The continued uncertainty related to the spread of the virus and its long-term impacts on the economy is likely not fully known at this point and is something that investors must consider.
From bottoming out at near-term lows in mid- to late-March, equities rallied sharply, and in some cases, in a historic manner. Amid the broad-based strength, domestic equities again outperformed international peers. Within the US, small-cap stocks outperformed large-caps over the quarter, closing the performance gap year-to-date as investors became increasingly optimistic that a widespread reopening of business activity would aid the hard-hit group. Additionally, growth continued its multi-year run of outsized relative results versus value, and the style now holds a very substantial year-to-date performance edge.
Regarding fixed income, central bank policy measures helped stabilize credit markets, contributing to little movement in yield curves over the quarter. As a result, domestic and international sovereign debt performance regressed toward zero, a substantial decline from the exceptional performance last quarter. Moving out on the risk spectrum, credit spreads materially compressed throughout the quarter, significantly aiding performance for both investment grade and below investment grade securities. Falling spreads aided municipal bonds as well, leading to a bounce back in results for the sector.
We believe the stark juxtaposition in the behavior of financial markets, as well as in our investment performance over the past six months clearly demonstrates the value and power of a truly active investment approach. Uncertainty drives volatility, and it is specifically during those rare moments of great uncertainty when we believe a disciplined, selective investment process can make a meaningful difference.
Other Business Updates
During the first quarter of 2020, pursuant to the terms of the Exchange Agreement between the Company and the holders of its non-controlling interests, approximately 60.0 million Class A Units of Manning & Napier Group, LLC ("Manning & Napier Group") were tendered for cash or shares of the Company's Class A common stock. In early April 2020, the independent directors, on behalf of the Company, determined that the exchange would be settled in approximately $90.8 million cash. The settlement of the exchange occurred on May 11, 2020, with payment made from our cash, cash equivalents and proceeds from the sale of investment securities. The Class A Units were subsequently retired, and as a result, our ownership of Manning & Napier Group increased from 19.5% to 88.2%.
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

Assets Under Management
During 2019, we changed our distribution strategy following a business review to better capitalize on our strengths. As part of this change, we have adjusted our sales efforts to more distinctly separate the clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. Our AUM was $18.6 billion as of June 30, 2020. The composition of our AUM by sales channel and portfolio is illustrated in the table below:

	June 30, 2020
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$7,280.4	$798.1	$255.9	$8,334.4
Institutional and Intermediary	5,794.9	3,763.6	747.4	10,305.9
Total	$13,075.3	$4,561.7	$1,003.3	$18,640.3
Percentage of AUM
Wealth Management	40%	4%	1%	45%
Institutional and Intermediary	31%	20%	4%	55%
Total	71%	24%	5%	100%
Percentage of portfolio by channel
Wealth Management	56%	17%	26%	45%
Institutional and Intermediary	44%	83%	74%	55%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	87%	10%	3%	100%
Institutional and Intermediary	56%	37%	7%	100%
Our wealth management channel represented 45% of our total AUM as of June 30, 2020. Blended portfolios are the most significant portion of wealth management assets, representing 87% of wealth management AUM. Equity and fixed income portfolios represent 10% and 3%, respectively, of wealth management AUM.
Our institutional and intermediary channel represented 55% of our total AUM as of June 30, 2020. Blended portfolios are also the largest portion of institutional and intermediary assets at 56% of AUM, followed by equity and fixed income portfolios at 37% and 7%, respectively.
As of June 30, 2020, blended portfolios account for 71% of our total AUM at $13.1 billion, a 8% increase from March 31, 2020 when blended assets were $12.1 billion. Blended portfolio AUM is similar across both distribution channels, with 56% in wealth management and 44% in institutional and intermediary. Equity portfolios account for 24% of our total AUM, at $4.6 billion, a 16% increase from March 31, 2020 when equity portfolios were at $3.9 billion. Of equity portfolio AUM, 83% is in the institutional and intermediary channel, and 17% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.0 billion, consistent with March 31, 2020. Consistent with equity portfolio AUM, the majority of fixed income assets come through the institutional and intermediary channel at 74%, and 26% of fixed income AUM is in the wealth management channel.

During the six months ended June 30, 2020, our wealth management sales channel contributed 32% of our total gross client inflows, while our institutional and intermediary channel contributed 68%. Of the $1,221.6 million in gross client inflows, blended asset portfolios represented 65%, while equity and fixed income portfolios represented 28% and 7%, respectively.
Results of Operations
Below is a discussion of our consolidated results of operations for the three and six months ended June 30, 2020 and 2019.
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
Other components impacting our operating results include:

•	asset-based fee rates and changes in those rates;

•	the composition of our AUM among various portfolios, vehicles and client types;

•	changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and

•	fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.

Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our sales channels for the three and six months ended June 30, 2020 and 2019:

	Sales Channel (3)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of March 31, 2020	$7,732.9	$9,327.6	$17,060.5	45%	55%	100%
Gross client inflows (1)	193.3	359.5	552.8
Gross client outflows (1)	(360.7)	(850.9)	(1,211.6)
Market appreciation/(depreciation) & other (2)	768.9	1,469.7	2,238.6
As of June 30, 2020	$8,334.4	$10,305.9	$18,640.3	45%	55%	100%
Average AUM for period	$8,164.0	$9,930.2	$18,094.2

As of March 31, 2019	$9,362.6	$11,775.2	$21,137.8	44%	56%	100%
Gross client inflows (1)	203.9	346.5	550.4
Gross client outflows (1)	(421.3)	(701.5)	(1,122.8)
Market appreciation/(depreciation) & other (2)	252.7	432.7	685.4
As of June 30, 2019	$9,397.9	$11,852.9	$21,250.8	44%	56%	100%
Average AUM for period	$9,327.6	$11,702.9	$21,030.5

	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of December 31, 2019	$8,716.4	$10,763.7	$19,480.1	45%	55%	100%
Gross client inflows (1)	395.4	826.2	1,221.6
Gross client outflows (1)	(736.0)	(1,604.8)	(2,340.8)
Market appreciation/(depreciation) & other (2)	(41.4)	320.8	279.4
As of June 30, 2020	$8,334.4	$10,305.9	$18,640.3	45%	55%	100%
Average AUM for period	$8,486.1	$10,130.7	$18,616.8

As of December 31, 2018	$8,700.9	$11,462.7	$20,163.6	43%	57%	100%
Gross client inflows (1)	390.1	881.0	1,271.1
Gross client outflows (1)	(886.0)	(1,809.7)	(2,695.7)
Market appreciation/(depreciation) & other (2)	1,192.9	1,318.9	2,511.8
As of June 30, 2019	$9,397.9	$11,852.9	$21,250.8	44%	56%	100%
Average AUM for period	$9,192.8	$11,628.5	$20,821.3
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

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

The following table reflects the indicated components of our AUM for our portfolios for the three and six months ended June 30, 2020 and 2019:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of March 31, 2020	$12,096.8	$3,944.7	$1,019.0	$17,060.5	71%	23%	6%	100%
Gross client inflows (1)	426.5	99.4	26.9	552.8
Gross client outflows (1)	(851.8)	(292.5)	(67.3)	(1,211.6)
Market appreciation/(depreciation) & other (2)	1,403.8	810.1	24.7	2,238.6
As of June 30, 2020	$13,075.3	$4,561.7	$1,003.3	$18,640.3	71%	24%	5%	100%
Average AUM for period	$12,729.7	$4,353.7	$1,010.8	$18,094.2

As of March 31, 2019	$13,834.7	$6,227.2	$1,075.9	$21,137.8	66%	29%	5%	100%
Gross client inflows (1)	327.0	161.7	61.7	550.4
Gross client outflows (1)	(745.7)	(308.2)	(68.9)	(1,122.8)
Market appreciation/(depreciation) & other (2)	428.3	228.8	28.3	685.4
As of June 30, 2019	$13,844.3	$6,309.5	$1,097.0	$21,250.8	65%	30%	5%	100%
Average AUM for period	$13,718.9	$6,200.7	$1,110.9	$21,030.5

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2019	$13,473.3	$4,988.8	$1,018.0	$19,480.1	69%	26%	5%	100%
Gross client inflows (1)	794.7	336.6	90.3	1,221.6
Gross client outflows (1)	(1,668.2)	(524.2)	(148.4)	(2,340.8)
Market appreciation/(depreciation) & other (2)	475.5	(239.5)	43.4	279.4
As of June 30, 2020	$13,075.3	$4,561.7	$1,003.3	$18,640.3	70%	25%	5%	100%
Average AUM for period	$12,974.6	$4,619.6	$1,022.6	$18,616.8

As of December 31, 2018	$13,532.2	$5,501.9	$1,129.5	$20,163.6	67%	27%	6%	100%
Gross client inflows (1)	629.1	541.0	101.0	1,271.1
Gross client outflows (1)	(1,811.6)	(690.9)	(193.2)	(2,695.7)
Market appreciation/(depreciation) & other (2)	1,494.6	957.5	59.7	2,511.8
As of June 30, 2019	$13,844.3	$6,309.5	$1,097.0	$21,250.8	65%	30%	5%	100%
Average AUM for period	$13,661.0	$6,048.8	$1,111.5	$20,821.3
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. We recognize, however that some key strategies have mixed track records over the past several years. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 75% of our AUM as of June 30, 2020.

Key Strategies	AUM as of June 30, 2020 (in millions)	Inception Date	Annualized Returns as of June 30, 2020 (2)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,389.1	1/1/1973	11.5%	8.3%	6.7%	8.4%	9.5%
Blended Index (3)			6.4%	7.0%	6.6%	8.2%	8.7%
Core Non-U.S. Equity	$570.1	10/1/1996	5.0%	3.7%	3.6%	5.2%	7.1%
Benchmark: ACWIxUS Index			(4.8)%	1.1%	2.3%	5.0%	4.6%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,552.6	1/1/1973	10.7%	7.2%	5.6%	6.9%	8.7%
Blended Index (4)			6.7%	6.4%	5.8%	6.9%	8.3%
Equity-Oriented (70%-100% Equity Exposure)	$1,316.2	1/1/1993	11.5%	10.8%	8.7%	10.5%	10.0%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg Barclays U.S. Aggregate Bond			4.9%	7.8%	7.8%	10.6%	8.4%
Equity-Focused Blend (50%-90% Equity Exposure)	$977.5	4/1/2000	12.1%	9.2%	7.4%	9.3%	7.2%
Blended Benchmark: 53% Russell 3000 / 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			5.7%	7.4%	7.3%	9.5%	5.5%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$534.5	1/1/1995	10.4%	11.6%	9.6%	11.9%	11.1%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			4.2%	8.3%	8.5%	12.0%	8.9%
Core U.S. Equity	$175.6	7/1/2000	13.2%	13.7%	11.5%	13.0%	8.3%
Benchmark: Russell 3000			6.5%	10.0%	10.0%	13.7%	6.2%
Conservative Growth (5%-35% Equity Exposure)	$483.2	4/1/1992	8.4%	5.5%	4.2%	4.8%	6.0%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			6.4%	5.2%	4.5%	4.9%	6.1%
Aggregate Fixed Income	$183.0	1/1/1984	9.6%	5.4%	4.2%	3.8%	7.2%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			8.7%	5.3%	4.3%	3.8%	7.1%
Rainier International Small Cap	$810.4	3/28/2012	8.2%	7.5%	6.9%	N/A (1)	11.3%
Benchmark: MSCI ACWIxUS Small Cap Index			(4.3)%	(0.2)%	2.5%	N/A (1)	4.7%
Disciplined Value US (5)	$1,069.9	1/1/2013	(4.2)%	5.7%	8.1%	N/A (1)	11.9%
Benchmark: Russell 1000 Value			(8.8)%	1.8%	4.6%	N/A (1)	11.0%
__________________________

(1)	Performance not available given the product's inception date.

(2)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

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
We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $5.5 billion, or 30%, of our AUM as of June 30, 2020. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $13.1 billion, or 70%, of our AUM as of June 30, 2020, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended June 30, 2020 approximately 99% of our revenue was earned from clients located in the United States.
We earn distribution and servicing fees for providing services to our affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM.
We earn custodial service fees for administrative and safeguarding services performed by Exeter Trust Company. Fees are calculated as a percentage of the client's market value with additional fees for certain transactions.
During the first quarter of 2019, we completed the effort to restructure fees for many of our mutual fund and collective trust vehicles. The impacts on our overall revenue margins and operating expenses are described below in the discussion of results for the three and six months ended June 30, 2020.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 88.2% in Manning & Napier Group as of June 30, 2020 and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Assets Under Management
The following table reflects changes in our AUM for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		Period-to-Period
	2020	2019	$	%
	(in millions)
Wealth Management (3)
Beginning assets under management	$7,732.9	$9,362.6	$(1,629.7)	(17)%
Gross client inflows (1)	193.3	203.9	(10.6)	(5)%
Gross client outflows (1)	(360.7)	(421.3)	60.6	(14)%
Market appreciation (depreciation) & other (2)	768.9	252.7	516.2	204%
Ending assets under management	$8,334.4	$9,397.9	$(1,063.5)	(11)%
Average AUM for period	$8,164.0	$9,327.6
Institutional and Intermediary (3)
Beginning assets under management	$9,327.6	$11,775.2	$(2,447.6)	(21)%
Gross client inflows (1)	359.5	346.5	13.0	4%
Gross client outflows (1)	(850.9)	(701.5)	(149.4)	21%
Market appreciation (depreciation) & other (2)	1,469.7	432.7	1,037.0	240%
Ending assets under management	$10,305.9	$11,852.9	$(1,547.0)	(13)%
Average AUM for period	$9,930.2	$11,702.9
Total assets under management
Beginning assets under management	$17,060.5	$21,137.8	$(4,077.3)	(19)%
Gross client inflows (1)	552.8	550.4	2.4	—%
Gross client outflows (1)	(1,211.6)	(1,122.8)	(88.8)	8%
Market appreciation (depreciation) & other (2)	2,238.6	685.4	1,553.2	227%
Ending assets under management	$18,640.3	$21,250.8	$(2,610.5)	(12)%
Average AUM for period	$18,094.2	$21,030.5
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

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

Our total AUM decreased by $2.6 billion from $21.3 billion at June 30, 2019 to $18.6 billion at June 30, 2020. The decrease was attributable to net client outflows of $4.2 billion, partially offset by market appreciation of $1.6 billion. Net client outflows consisted of approximately $1.2 billion of net outflows for wealth management and $3.0 billion for institutional and intermediary. By portfolio, the rates of change in AUM from June 30, 2019 to June 30, 2020 consisted of a $1.7 billion, or 28% decrease in our equity portfolio, a $0.8 billion, or 6% decrease in our blended asset portfolio, and a decrease of approximately $0.1 billion, or 9% in our fixed income portfolio.
We have experienced a slight increase in the overall rate of outflows with gross outflows of approximately $1.2 billion during the quarter ended June 30, 2020, a 8% increase from the quarter ended June 30, 2019. Gross outflows annualized as a percentage of our AUM, or turnover rate, for the three months ended June 30, 2020 was 28%.

The rate of gross client inflows was approximately $0.6 billion during the three months ended June 30, 2020, consistent with the quarter ended June 30, 2019. We believe that COVID related travel restrictions, coupled with the changes in our organization and macro trends towards passive investing have all played a role in this trend. We believe that by demonstrating stability in client AUM and in our organization, and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM increase of approximately $1.6 billion, to $18.6 billion at June 30, 2020 from $17.1 billion at March 31, 2020 was attributable to market appreciation of $2.2 billion, partially offset by net client outflows of $0.7 billion. Net client outflows consisted of approximately $0.2 billion for wealth management while net client outflows in institutional and intermediary were $0.5 billion. The blended investment gain was 9.9% in wealth management accounts and 15.8% in institutional and intermediary. By portfolio in the period, our AUM increased by $1.0 billion in our blended asset portfolio, $0.6 billion in our equity portfolio, and decreased by $15.7 million in our fixed income portfolio.
As of June 30, 2020, the composition of our AUM was 45% in wealth management and 55% in institutional and intermediary, compared to 44% in wealth management and 56% in institutional and intermediary at June 30, 2019. The composition of our AUM across portfolios at June 30, 2020 was 71% in blended assets, 24% in equity, and 5% in fixed income, compared to 65% in blended assets, 30% in equity, 5% in fixed income at June 30, 2019.
For our wealth management channel, gross client inflows of approximately $0.2 billion were offset by $0.4 billion of gross client outflows during the three months ended June 30, 2020. The $0.2 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and less than $0.1 billion into both our equity and fixed income portfolios. Outflows during the quarter were $0.2 billion, or 58% from blended portfolios, $0.1 billion, or 29% from equity, and less than $0.1 billion, or 13% from fixed income portfolios, respectively.
Gross client inflows of $0.4 billion were offset by gross client outflows of $0.9 billion within our institutional and intermediary channel during the three months ended June 30, 2020. Gross client inflows include approximately $0.3 billion into our blended asset portfolios and less than $0.1 billion into both our equity and fixed income portfolios. With regard to gross client outflows, $0.6 billion, or 75% was from our blended asset portfolios, $0.2 billion or 22% was from our equity portfolios, and less than $0.1 billion, or 3% was from our fixed income portfolios.

The following table sets forth our results of operations and related data for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		Period-to-Period
	2020	2019	$	%
	(in thousands, except share data)
Revenues
Management Fees
Wealth management	$13,740	$16,209	$(2,469)	(15)%
Institutional and intermediary	12,142	12,932	(790)	(6)%
Distribution and shareholder servicing	2,303	2,566	(263)	(10)%
Custodial services	1,463	1,750	(287)	(16)%
Other revenue	698	837	(139)	(17)%
Total revenue	30,346	34,294	(3,948)	(12)%
Expenses
Compensation and related costs	17,379	20,161	(2,782)	(14)%
Distribution, servicing and custody expenses	2,425	3,019	(594)	(20)%
Other operating costs	7,489	8,639	(1,150)	(13)%
Total operating expenses	27,293	31,819	(4,526)	(14)%
Operating income	3,053	2,475	578	23%
Non-operating income (loss)
Non-operating income (loss), net	2,690	1,075	1,615	150%
Income before provision for income taxes	5,743	3,550	2,193	62%
Provision for income taxes	1,460	331	1,129	341%
Net income attributable to controlling and noncontrolling interests	4,283	3,219	1,064	33%
Less: net income attributable to noncontrolling interests	2,737	2,805	(68)	(2)%
Net income attributable to Manning & Napier, Inc.	$1,546	$414	$1,132	273%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.09	$0.03
Diluted	$0.06	$0.03
Weighted average shares of Class A common stock outstanding
Basic	16,132,667	15,267,762
Diluted	46,296,214	15,613,939

Other financial and operating data
Economic income (loss) (1)	$6,701	$4,224	$2,477	59%
Economic net income (1)	$3,971	$2,999	$972	32%
Economic net income per adjusted share (1)	$0.08	$0.04
Weighted average adjusted Class A common stock outstanding(1)	48,309,400	79,570,059
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

Revenues
Wealth management revenue decreased by $2.5 million, or 15%, to $13.7 million for the three months ended June 30, 2020 from $16.2 million for the three months ended June 30, 2019. This decrease is driven primarily by a 12%, or $1.2 billion, decrease in our average wealth management AUM for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. At June 30, 2020 the concentration of investments in our wealth management assets were 87% blended assets, 10% equity and 3% fixed income, compared to 79% blended assets, 18% equity and 3% fixed income as of June 30, 2019.
Institutional and intermediary revenue decreased by $0.8 million, or 6%, to $12.1 million for the three months ended June 30, 2020 from $12.9 million for the three months ended June 30, 2019. This decrease is driven primarily by a 15%, or $1.8 billion, decrease in our average institutional and intermediary AUM for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. As of June 30, 2020, the concentration of assets in our institutional and intermediary was 56% blended assets, 37% equity and 7% fixed income, compared to 54% blended assets, 39% equity and 7% fixed income as of June 30, 2019.
Distribution and shareholder servicing revenue decreased by $0.3 million, or 10%, to $2.3 million for the three months ended June 30, 2020 from $2.6 million for the three months ended June 30, 2019. This decrease was driven by a reduction in mutual fund and collective investment trust average AUM of 17% for the same period.
Custodial services revenue decreased by $0.3 million, or 16%, to $1.5 million for the three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019. The decrease primarily relates to decreases in our collective investment trust AUM.
Operating Expenses
Our operating expenses decreased by $4.5 million, or 14%, to $27.3 million for the three months ended June 30, 2020 from $31.8 million for the three months ended June 30, 2019.
Compensation and related costs decreased by $2.8 million, or 14%, to $17.4 million for the three months ended June 30, 2020 from $20.2 million for the three months ended June 30, 2019. This decrease in the current quarter compared to the second quarter of 2019 was driven by a decrease in our workforce. When considered as a percentage of revenue, compensation and related costs for both the three months ended June 30, 2020 and 2019 was 57%. Given the declines in our revenue, we anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $0.6 million, or 20%, to $2.4 million for the three months ended June 30, 2020 from $3.0 million for the three months ended June 30, 2019. The decrease was generally driven by a 17% reduction in mutual fund and collective investment trust average AUM for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.18% for the three months ended June 30, 2020, compared to 0.19% for the three months ended June 30, 2019.
Other operating costs for the three months ended June 30, 2020 were $7.5 million, as compared to $8.6 million for the three months ended June 30, 2019. During the second quarter of 2020, we recognized an impairment charge of approximately $0.6 million in connection with a leased asset for which the carrying value was deemed not fully recoverable. As a percentage of revenue, other operating costs were 25% for both the three months ended June 30, 2020 and 2019.

Non-Operating Income (Loss)
Non-operating income for the three months ended June 30, 2020 was $2.7 million, an increase of $1.6 million, from non-operating income of $1.1 million for the three months ended June 30, 2019. The following table reflects the components of non-operating income (loss) for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		Period-to-Period
	2020	2019	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(3)	$(10)	$7	(70)%
Interest and dividend income (1)	363	837	(474)	(57)%
Change in liability under tax receivable agreement (2)	914	—	914	*
Net gains (losses) on investments (3)	1,416	248	1,168	471%
Total non-operating income (loss)	$2,690	$1,075	$1,615	150%
__________________________
(*) Variance not calculable

(1)
The decrease in interest and dividend income for the three months ended June 30, 2020 compared to 2019 is attributable to a decrease in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with a decrease in interest rates.

(2)
The change in the liability under the tax receivable agreement for the three months ended June 30, 2020 is driven by a decrease in the Company's expected tax benefits under the tax receivable agreement with the other holders of units of Manning & Napier Group and the corresponding changes in the payment of such benefits. The change during the three months ended June 30, 2020 is driven by a reduction in the Company's estimated 2020 net operating loss. This change will reduce the favorable rate of applying 2020 net operating losses to prior years with the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

(3)
The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

Provision for Income Taxes
Our provision for income taxes was $1.5 million for the three months ended June 30, 2020, compared to a provision of $0.3 million for the three months ended June 30, 2019. During the first quarter of 2020, we recognized a benefit from income taxes of $3.2 million, driven primarily from the enactment of the CARES Act which includes, among other things, the ability to carry back net operating losses from 2018, 2019 and 2020. As a result, we recognized an income tax benefit during the first quarter of 2020 related to the favorable rate applied to our net operating losses. During the second quarter of 2020, we reduced the benefit by approximately $1.2 million due to the decrease in our estimated 2020 net operating loss.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Assets Under Management
The following table reflects changes in our AUM for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,		Period-to-Period
	2020	2019	$	%
	(in millions)
Wealth Management (3)
Beginning assets under management	$8,716.4	$8,700.9	$15.5	—%
Gross client inflows (1)	395.4	390.1	5.3	1%
Gross client outflows (1)	(736.0)	(886.0)	150.0	(17)%
Market appreciation (depreciation) & other (2)	(41.4)	1,192.9	(1,234.3)	(103)%
Ending assets under management	$8,334.4	$9,397.9	$(1,063.5)	(11)%
Average AUM for period	$8,486.1	$9,192.8
Institutional and Intermediary (3)
Beginning assets under management	$10,763.7	$11,462.7	$(699.0)	(6)%
Gross client inflows (1)	826.2	881.0	(54.8)	(6)%
Gross client outflows (1)	(1,604.8)	(1,809.7)	204.9	(11)%
Market appreciation (depreciation) & other (2)	320.8	1,318.9	(998.1)	(76)%
Ending assets under management	$10,305.9	$11,852.9	$(1,547.0)	(13)%
Average AUM for period	$10,130.7	$11,628.5
Total assets under management
Beginning assets under management	$19,480.1	$20,163.6	$(683.5)	(3)%
Gross client inflows (1)	1,221.6	1,271.1	(49.5)	(4)%
Gross client outflows (1)	(2,340.8)	(2,695.7)	354.9	(13)%
Market appreciation (depreciation) & other (2)	279.4	2,511.8	(2,232.4)	(89)%
Ending assets under management	$18,640.3	$21,250.8	$(2,610.5)	(12)%
Average AUM for period	$18,616.8	$20,821.3
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

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

Our total AUM decreased by $2.6 billion from $21.3 billion at June 30, 2019 to $18.6 billion at June 30, 2020. The decrease was attributable to net client outflows of $4.2 billion, partially offset by market appreciation of $1.6 billion. Net client outflows consisted of approximately $1.2 billion of net outflows for wealth management and $3.0 billion for institutional and intermediary. By portfolio, the rates of change in AUM from June 30, 2019 to June 30, 2020 consisted of a $1.7 billion, or 28% decrease in our equity portfolio, a $0.8 billion, or 6% decrease in our blended asset portfolio, and a decrease of $0.1 billion, or 9% in our fixed income portfolio.
While many of our key strategies achieved recent competitive relative returns, we attribute our net cash outflows during the six months ended June 30, 2020 in part to challenging three and five year annualized returns in many of the strategies included in our blended asset and equity portfolios. We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $2.3 billion during the six months ended June 30, 2020, a 13% improvement from the same period through June 30, 2019.

While we have experienced an improvement in the rate of outflows, the rate of gross client inflows has slowed to approximately $1.2 billion during the six months ended June 30, 2020, a 4% decrease compared to the same period in 2019. We believe that changes in our organization and macro trends towards passive investing have all played a role in this trend. We believe that by demonstrating stability in client AUM and in our organization, along with continuing to improve long-term track records and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM decrease of $0.8 billion, or 4%, to $18.6 billion at June 30, 2020 from $19.5 billion at December 31, 2019 was attributable to net client cash outflows of $1.1 billion, partially offset by market appreciation of $0.3 billion. Included in net client flows during the six months ended June 30, 2020 were net client outflows in wealth management of approximately $0.3 billion and institutional and intermediary of approximately $0.8 billion. The blended investment loss was 0.5% in wealth management and the blended investment gain was 3.0% in institutional and intermediary. By portfolio, our net $0.8 billion AUM decrease was derived from decreases of $0.4 billion, or 9%, in our equity portfolio, $0.4 billion, or 3%, in our blended asset portfolio and $14.7 million, or 1%, in our fixed income portfolio.
As of June 30, 2020, the composition of our AUM was 45% in wealth management and 55% in institutional and intermediary, compared to 44% in wealth management and 56% in institutional and intermediary at June 30, 2019. The composition of our AUM across portfolios at June 30, 2020 was 71% in blended assets, 24% in equity, and 5% in fixed income, consistent with composition at June 30, 2019.
With regard to our wealth management channel, gross client inflows of $0.4 billion were offset by approximately $0.7 billion of gross client outflows during the six months ended June 30, 2020. The $0.4 billion of gross client inflows included $0.3 billion into our blended asset portfolios, and less than $0.1 billion into both our equity portfolios and fixed income portfolios. Outflows during the six months ended June 30, 2020 were $0.7 billion, with 66% from blended portfolios, 21% from equity, and 13% from fixed income portfolios, respectively. The annualized separate account retention rate was 94% for the six months ended June 30, 2020, up from 85% for the rolling twelve months ended June 30, 2020. We believe the improvement is further support that our overall servicing efforts, importantly including our value-added advisory services, are effective in supporting long-term relationships.
Net client outflows of $0.8 billion from our institutional and intermediary included gross client inflows of $0.8 billion offset by gross client outflows of $1.6 billion during the six months ended June 30, 2020. Gross client inflows into our blended asset portfolios, represented $0.5 billion, or 57%, of institutional and intermediary gross client inflows during the six months ended June 30, 2020. With regard to gross client outflows, $1.2 billion, or 74%, of institutional and intermediary gross client outflows were from blended asset institutional and intermediary products.

The following table sets forth our results of operations and other data for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,		Period-to-Period
	2020	2019	$	%
	(in thousands, except share data)
Revenues
Management Fees
Wealth management	$28,040	$32,678	$(4,638)	(14)%
Institutional and intermediary	24,273	26,166	(1,893)	(7)%
Distribution and shareholder servicing	4,693	5,190	(497)	(10)%
Custodial services	3,062	3,495	(433)	(12)%
Other revenue	1,387	1,562	(175)	(11)%
Total revenue	61,455	69,091	(7,636)	(11)%
Expenses
Compensation and related costs	36,642	41,609	(4,967)	(12)%
Distribution, servicing and custody expenses	5,238	6,777	(1,539)	(23)%
Other operating costs	14,586	16,946	(2,360)	(14)%
Total operating expenses	56,466	65,332	(8,866)	(14)%
Operating income	4,989	3,759	1,230	33%
Non-operating income (loss)
Non-operating income (loss), net	(1,637)	2,950	(4,587)	(155)%
Income before provision for income taxes	3,352	6,709	(3,357)	(50)%
Provision for income taxes	(1,766)	573	(2,339)	(408)%
Net income attributable to controlling and noncontrolling interests	5,118	6,136	(1,018)	(17)%
Less: net income attributable to noncontrolling interests	2,714	5,161	(2,447)	(47)%
Net income attributable to Manning & Napier, Inc.	$2,404	$975	$1,429	147%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.15	$0.07
Diluted	$0.06	$0.06
Weighted average shares of Class A common stock outstanding
Basic	15,972,809	15,098,454
Diluted	61,851,067	78,317,986

Other financial and operating data
Economic income (1)	$5,029	$8,043	$(3,014)	(37)%
Economic net income (1)	$5,537	$5,711	$(174)	(3)%
Economic net income per adjusted share (1)	$0.09	$0.07
Weighted average adjusted Class A common stock outstanding (1)	64,534,522	79,817,987
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Wealth management revenue decreased by $4.6 million, or 14%, to $28.0 million for the six months ended June 30, 2020 from $32.7 million for the six months ended June 30, 2019. This decrease is driven primarily by an 8% decrease in our average wealth management AUM for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. As of

June 30, 2020, the concentration of assets in our wealth management channel was 87% blended assets, 10% equity and 3% fixed income, compared to 79% blended assets, 18% equity and 3% fixed income as of June 30, 2019.
Institutional and intermediary revenue decreased by $1.9 million, or 7%, to $24.3 million for the six months ended June 30, 2020 from $26.2 million for the six months ended June 30, 2019. This decrease is driven primarily by a 13%, or $1.5 billion, decrease in average institutional and intermediary AUM for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. As of June 30, 2020 the concentration of assets in our institutional and intermediary channel was 56% blended assets, 37% equity and 7% fixed income, compared to 54% blended assets, 39% equity and 7% fixed income as of June 30, 2019.
Distribution and shareholder servicing revenue decreased by $0.5 million, or 10%, to $4.7 million for the six months ended June 30, 2020 from $5.2 million for the six months ended June 30, 2019. This decrease is driven by a reduction in mutual fund and collective investment trust average AUM of 13% for the same period.
Custodial services revenue decreased by $0.4 million, or 12%, to $3.1 million for the six months ended June 30, 2020 from $3.5 million for the six months ended June 30, 2019. The decrease primarily relates to decreases in our collective trust AUM.
Operating Expenses
Our operating expenses decreased by $8.9 million, or 14%, to $56.5 million for the six months ended June 30, 2020 from $65.3 million for the six months ended June 30, 2019.
Compensation and related costs decreased by $5.0 million, or 12%, to $36.6 million for the six months ended June 30, 2020 from $41.6 million for the six months ended June 30, 2019. The decrease was driven by a decrease in our workforce as well as lower variable incentive costs for our sales team as a result of the reduction in AUM and revenue, coupled with a reduction in employee severance costs and equity based compensation. When considered as a percentage of revenue, compensation and related costs was 60% for both the six months ended June 30, 2020 and 2019. Given the declines in our revenue, we anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $1.5 million, or 23%, to $5.2 million for the six months ended June 30, 2020 from $6.8 million for the six months ended June 30, 2019. The decrease was generally attributable to a 13% decrease in mutual fund and collective investment trust average AUM for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, coupled with the completion of MNA's mutual fund fee restructure initiative during the first quarter of 2019, where a portion of these expenses are now borne by the mutual funds directly. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.38% for the six months ended June 30, 2020, compared to 0.43% for the six months ended June 30, 2019.
Other operating costs decreased by $2.4 million, or 14%, to $14.6 million for the six months ended June 30, 2020 from $16.9 million for the six months ended June 30, 2019. During the second quarter of 2020, we recognized an impairment charge of approximately $0.6 million in connection with a leased asset for which the carrying value was deemed not fully recoverable. As a percentage of revenue, other operating costs for the six months ended June 30, 2020 was 24% compared to 25% for six months ended June 30, 2019.

Non-Operating Income (Loss)
Non-operating loss for the six months ended June 30, 2020 was $1.6 million, a decrease of $4.6 million, from non-operating income of $3.0 million for the six months ended June 30, 2019. The following table reflects the components of non-operating income (loss) for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,		Period-to-Period
	2020	2019	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(5)	$(13)	$8	(62)%
Interest and dividend income (1)	720	1,646	(926)	(56)%
Change in liability under tax receivable agreement (2)	(1,936)	195	(2,131)	(1,093)%
Net gains (losses) on investments (3)	(416)	1,122	(1,538)	(137)%
Total non-operating income	$(1,637)	$2,950	$(4,587)	(155)%
__________________________

(*)	Variance not calculable.

(1)
The decrease in interest and dividend income for the six months ended June 30, 2020 compared to 2019 is attributable to a decrease in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with a decrease in interest rates.

(2)
The change in the liability under the tax receivable agreement for the six months ended June 30, 2020 is driven by an increase in the Company's expected tax benefits under the tax receivable agreement with the other holders of units of Manning & Napier Group and the corresponding changes in the payment of such benefits. The change during the six months ended June 30, 2020 is driven by the tax benefits realized with the enactment of the CARES Act.

(3)
The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

Provision for Income Taxes
Our benefit from income taxes was $1.8 million for the six months ended June 30, 2020, compared to a provision for income taxes of $0.6 million for the six months ended June 30, 2019. The benefit recognized during the six months ended June 30, 2020 was attributable to the enactment of the CARES Act during the first quarter of 2020 which includes, among other things, the ability to carry back net operating losses from 2018, 2019 and 2020 to prior years. As a result, we recognized an income tax benefit related to the favorable rate applied to our net operating losses.
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

Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense (benefit) at an effective rate of 40.7% and 29.0% for the three months ended June 30, 2020 and 2019, respectively, and (10.1)% and 29.0% for the six months ended June 30, 2020 and 2019, respectively, reflecting assumed federal, state and local income taxes.
Economic net income per adjusted share is a non-GAAP measure and is equal to economic net income divided by the weighted average adjusted Class A common shares outstanding. The number of weighted average adjusted Class A common shares outstanding for all periods presented is determined by assuming the weighted average exchangeable units of Manning & Napier Group, weighted average unvested stock units, weighted average unvested restricted stock awards, and weighted average vested stock options are converted into our outstanding Class A common stock as of the respective reporting date, on a one-to-one basis. Our management uses economic net income, among other financial data, to determine the earnings available to distribute as dividends to holders of its Class A common stock and to the holders of the units of Manning & Napier Group.
Non-GAAP measures are not a substitute for financial measures prepared in accordance with GAAP and therefore should not be used in isolation of, but in conjunction with, GAAP measures. Additionally, our non-GAAP measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.
The following table sets forth, for the periods indicated, our other financial and operating data:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except share data)
Economic income (loss) (Non-GAAP)	$6,701	$4,224	$5,029	$8,043
Economic net income (Non-GAAP)	$3,971	$2,999	$5,537	$5,711
Economic net income per adjusted share (Non-GAAP)	$0.08	$0.04	$0.09	$0.07
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	48,309,400	79,570,059	64,534,522	79,817,987

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$1,546	$414	$2,404	$975
Add back: Net income (loss) attributable to noncontrolling interests	2,737	2,805	2,714	5,161
Add back: Provision for (benefit from) income taxes	1,460	331	(1,766)	573
Income (loss) before provision for (benefit from) income taxes	$5,743	$3,550	$3,352	$6,709
Add back: Strategic restructuring and transaction costs, net (1)	958	674	1,677	1,334
Economic income (loss) (Non-GAAP)	$6,701	4,224	5,029	8,043
Adjusted income taxes (Non-GAAP)	2,730	1,225	(508)	2,332
Economic net income (Non-GAAP)	$3,971	$2,999	$5,537	$5,711

Weighted average shares of Class A common stock outstanding - Basic	16,132,667	15,267,762	15,972,809	15,098,454
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	28,400,866	62,482,345	45,217,533	62,913,637
Weighted average unvested restricted stock units and share awards	3,609,201	1,819,952	3,177,514	1,805,896
Weighted average vested stock options	166,666	—	166,666	—
Weighted average adjusted shares (Non-GAAP)	48,309,400	79,570,059	64,534,522	79,817,987

Economic net income per adjusted share (Non-GAAP)	$0.08	$0.04	$0.09	$0.07
__________________________

(1) Strategic restructuring and transaction costs, net, are included in the following financial statement line items of our Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Compensation and related costs	$154	$566	$840	$1,110
Other operating costs	804	108	837	224
Total strategic restructuring and transaction costs	$958	$674	$1,677	$1,334

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations and cash and cash equivalents on hand. Our financial condition at June 30, 2020 was highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investment securities held by us for the purpose of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$40,577	$67,088
Accounts receivable	$11,373	$10,182
Investment securities	$24,169	$90,467
Amounts payable under tax receivable agreement (1)	$19,457	$17,521
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of June 30, 2020 and December 31, 2019, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

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
On March 27, 2020, the U.S. government enacted the CARES Act which includes, among other things, the ability to carryback net operating losses from 2018, 2019 and 2020 to prior years. We expect to carryback net operating losses generated in 2018, 2019 and 2020 to prior years and claim refunds when the federal corporate tax rate was 34% compared to the current statutory rates of 21%. During the six months ended June 30, 2020, we recognized an income tax benefit of approximately $2.2 million, related to the favorable rate applied to our net operating losses. As a result, we increased the amounts payable under the tax receivable agreement by $1.9 million, representing 85% of the applicable cash savings. As of June 30, 2020, we have recorded an estimated tax refund of approximately $4.5 million within our prepaid expenses and other assets and a corresponding amounts payable under tax receivable agreement of approximately $4.0 million within our accrued expenses and other liabilities. At this time, we do not anticipate the enactment of the CARES Act to have any other material impacts to our short- and long-term liquidity.
A state is currently auditing the Company's 2016, 2017 and 2018 corporate tax returns. The audit is expected to be completed in 2020. As of June 30, 2020, the audit is in process and the state is collecting and evaluating the data for which the Company has not recorded a liability for uncertain tax positions under ASC 740. The Company believes any potential increases to this liability, which could be up to approximately $1.3 million, would not result in a material change to its financial position.
As of June 30, 2020, a total of 2,021,781 units of Manning & Napier Group were held by the noncontrolling interests, including M&N Group Holdings and MNCC. Pursuant to the terms of the Exchange Agreement, such units may be tendered for exchange. On March 15, 2020, certain legacy shareholders and William Manning, the former Chairman of our Board of Directors, provided notice to us that they would tender a total of 60,012,419 Class A units, including 59,957,419 units held by William Manning, for cash or shares of our Class A common stock pursuant to the terms of the Exchange Agreement.
Subsequent to March 31, 2020, the independent directors, on behalf of the Company, decided to settle the exchange utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning. Manning & Napier Group completed the redemption on May 11, 2020, with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the exchange, the Class A units were retired and as a result, Manning & Napier's ownership of Manning & Napier Group increased from 19.5% to 88.2%.
Following the settlement of the redemption of Class A units of Manning & Napier Group, we have significantly less cash and cash equivalents to meet working capital requirements and liquidity needs. With approximately $64.7 million in cash and investment securities on hand as of June 30, 2020, we expect that we have sufficient liquidity available to meet our needs for the foreseeable future. During the six months ended June 30, 2020 we did not generate net cash from operations, which was driven by implementation costs related to our technology enhancements and the timing of accrued incentive compensation payments during the first quarter. In the future, we will need to either generate cash from operations or seek additional financing to fund our operations. We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements.
Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2020 and 2019. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense, gain on sale of intangible assets and gains on sale of business and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes, gain on sale of intangible assets, gain on sale business and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Six months ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(490)	$2,052
Net cash provided by investing activities	65,450	1,957
Net cash used in financing activities	(91,471)	(6,230)
Net change in cash and cash equivalents	$(26,511)	$(2,221)

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Operating Activities
Operating activities used $0.5 million and provided $2.1 million of net cash for the six months ended June 30, 2020 and 2019, respectively. This overall $2.5 million increase in net cash used in operating activities for the six months ended June 30, 2020 compared to 2019 was attributed to an increase in operating assets and operating liabilities of approximately $3.5 million driven by implementation costs during the six months ended June 30, 2020 related to our technology enhancements. This change was partially offset by an increase in net income after adjustment for non-cash items of approximately $1.0 million driven by net losses on investment securities during the six months ended June 30, 2020 compared to net gains in the same period of 2019.
Investing Activities
Investing activities provided $65.5 million and $2.0 million of net cash for the six months ended June 30, 2020 and 2019, respectively. This change was driven by an increase in cash from investing activities of $62.7 million due to our funding of and timing of activity within our investment securities, primarily related to the sale of investment securities in order help fund the redemption of Class A units during the six months ended June 30, 2020. During the six months ended June 30, 2020, we received approximately $64.4 million, net, from the purchase and sale of certain securities for cash management purposes compared to $3.0 million in the same period of 2019. In addition, we received approximately $1.2 million and less than $0.1 million, net from seeding and redemption activity of certain seeded portfolios in the six months ended June 30, 2020 and 2019, respectively. Our purchases of property and equipment was approximately $0.2 million during the six months ended June 30, 2020 compared to $1.1 million in the same period of 2019.
Financing Activities
Financing activities used $91.5 million and $6.2 million of net cash for the six months ended June 30, 2020 and 2019, respectively. This overall $85.2 million increase in net cash used in financing activities was primarily the result of an increase in cash used for the purchase of Class A units of Manning & Napier Group pursuant to the exchange agreement entered into at the time of our IPO of $90.8 million in 2020 compared to $3.1 million in 2019. This increase of $87.7 million in 2020 compared to the prior year was due to a high number of units exchanged in 2020. The overall increase in cash used for financing activities was partially offset by a reduction in distributions to noncontrolling interests of $2.4 million. This decrease was due to lower net income during the six months ended June 30, 2020 compared to the same period in 2019, coupled with the impact of the redemption of Class A units of Manning & Napier Group during 2020 that resulted in the increase in our ownership of Manning & Napier Group from 19.5% to 88.2%.
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
On March 2, 2020, the Company’s Board of Directors had declared a $2.0 million distribution from Manning & Napier Group to its unitholders. Subsequent to March 3, 2020, there was significant disruption to global commercial activity as a result of the spread of COVID-19, which contributed to significant volatility and a decline in the value of many securities in the financial markets. As a result, the Company’s Board of Directors determined on March 24, 2020 to withdraw its approval of that distribution from Manning & Napier Group. In July 2020, the Board of Directors approved a $1.5 million distribution from Manning & Napier Group to Manning & Napier Inc. and the noncontrolling interests of Manning & Napier Group, of which approximately $0.2 million was paid to the noncontrolling interests of Manning & Napier Group.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," we are not required to provide this information.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market disruption caused by COVID-19 may continue for as long or longer than the restrictions on general business operations and in-person interactions imposed by federal, state and local governments. If this period of economic disruption and volatility continues or worsens, our AUM could be reduced, and if we are unable to reduce expenses, our net income will be reduced in the near term. Should the COVID-19 pandemic continue for an extended period of time, our business, financial condition, results of operations and cash flows may likewise be materially adversely impacted for an extended period of time.
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

Our mutual fund and collective investment trust relationships may be terminated or not renewed for any number of reasons. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by such fund’s board, including by its independent members. Similarly, our investment management agreements with the collective investment trusts may be terminated at any time by Exeter Trust Company's board of directors, which includes independent members. As of June 30, 2020, mutual fund and collective investment trust relationships represent 30% of our AUM and 28% of our revenue for the quarter ended June 30, 2020.
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
The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have an adverse effect on our business. During the fiscal year ended December 31, 2019 and the quarter ended June 30, 2020, other than our relationship with the Fund, there were no customers that provided over 10 percent of our total revenue.
We may not realize the expected benefits from our restructuring plan and other operational improvement initiatives relating to our strategic review of our business.
We commenced a strategic review of our business upon the appointment of our new Chief Executive, Marc Mayer, in early 2019. Our comprehensive review resulted in changes to our overall distribution strategy, our suite of investment offerings, and our operational platform. The objective of this review was to improve financial results for stockholders and investment results for clients by more clearly prioritizing our strengths, eliminating distractions and sub-scale offerings, and increasing productivity across the firm through improved technology. As a result of this strategic review, we incurred approximately
$11.1 million of strategic restructuring and transaction costs during 2019 (excluding a $2.9 million gain on the sale of PPI). These charges consisted of $3.4 million of employee severance costs and $7.7 million of other operating costs, which included approximately $6.3 million of impairment charges stemming from the write-off of existing contracts that we will not be utilizing as we move forward with a new third-party service provider to leverage its platform in an effort to expand our digital capabilities. During the six months ended June 30, 2020, we recognized $1.7 million of strategic restructuring and transaction costs and we will likely incur additional costs in the future as a result of this strategic review. There can be no assurance that the costs of undertaking our operational improvement initiatives will be offset by future earnings that may result from the improvements, and it is possible that we will not realize the expected benefits from our operational improvement initiatives to the extent we anticipate or at all.
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

During the first quarter of 2020 when the COVID-19 pandemic began, there was a global market downturn which caused a decline in our AUM primarily due to market depreciation. While our AUM as of June 30, 2020 has since increased by $1.6 billion since March 31, 2020, our AUM has decreased by $0.8 billion, or 4%, since December 31, 2019. The decrease was driven by net client cash outflows of $1.1 billion, partially offset by market appreciation of $0.3 billion. If these conditions continue, our business, financial condition, results of operations and cash flows may be materially adversely impacted for an extended period of time.
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
We depend on the skills, expertise and institutional knowledge of our key employees, including qualified investment and sales professionals and members of our senior management team, and our success depends on our ability to retain such key employees. Our investment professionals possess substantial experience in investing and have been primarily responsible for the historically attractive investment performance we have achieved. We particularly depend on our executive officers as well as senior members of our research department. As part of our strategic review of our business, we have experienced a reduction in headcount from 366 at January 1, 2019 to 288 employees at June 30, 2020. This and any future reductions to headcount may result in the loss of expertise and institutional knowledge and could adversely affect our business.
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
As of June 30, 2020, approximately 20% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. An increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have earned in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have earned are typically revised monthly. The historical performance and ratings and rankings included in this report are as of June 30, 2020 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings earned at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
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
The legislative and regulatory environment in which we operate undergoes continuous change, subjecting industry participants to additional, more costly and potentially more punitive regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients could adversely affect our business subjecting us and other industry participants to additional costs. Any or all of the regulators who oversee us could adopt new rules or rule amendments that could substantially impact how we operate and may necessitate significant expenditures in order to adapt and comply.
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
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. We have recorded the estimated impacts of the Tax Cuts and Jobs Act and the CARES Act on the liability under the tax receivable agreement. Assuming no new material changes in the relevant tax law, the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us is approximately $22.9 million as of June 30, 2020. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $19.5 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of June 30, 2020, we estimate that we would be required to pay up to approximately $20.0 million in the aggregate, which assumes the exchange of 2,021,781 units of Manning & Napier Group held by those other than us under the tax receivable agreement.

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
4.1
Rights Agreement between Manning & Napier, Inc. and American Stock Transfer & Trust Company, LLC, including Form of Right Certificate as Exhibit A, dated as of April 14, 2020, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2020

10.1
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated May 11, 2020 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2020.

10.2
Form of Redemption Agreement between Manning & Napier Capital Company, LLC and Manning & Napier Group, LLC, dated May 11, 2020 is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2020.

10.3	Form of Redemption Agreement between M&N Group Holdings, LLC and William Manning, dated May 11, 2020

10.4	Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Associates, L.L.C., dated May 11, 2020

10.5	Form of Redemption Agreement between M&N Group Holdings, LLC and MNA Advisors, Inc., dated May 11, 2020

10.6	Form of Redemption Agreement between MNA Advisors, Inc. and William Manning, dated May 11, 2020

10.7	Form of Redemption Agreement between Manning & Napier Capital Company, LLC and William Manning, dated May 11, 2020

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: August 14, 2020	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial and accounting officer)