Form 10-Q
period 2020-09-30
Manning & Napier, Inc.
filed 2020-11-16
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2020
Class A common stock, $0.01 par value per share	16,490,832

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash and cash equivalents	$52,175	$67,088
Accounts receivable	10,866	10,182
Investment securities	23,439	90,467
Prepaid expenses and other assets	13,765	5,607
Total current assets	100,245	173,344
Property and equipment, net	3,334	4,565
Operating lease right-of-use assets	16,981	18,795
Net deferred tax assets, non-current	20,722	20,668
Goodwill	4,829	4,829
Other long-term assets	3,425	4,010
Total assets	$149,536	$226,211

Liabilities
Accounts payable	$2,726	$1,614
Accrued expenses and other liabilities	29,523	26,201
Deferred revenue	11,459	10,759
Total current liabilities	43,708	38,574
Operating lease liabilities, non-current	17,406	18,753
Amounts payable under tax receivable agreement, non-current	15,473	17,246
Other long-term liabilities	1,151	2,017
Total liabilities	77,738	76,590
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; and 16,490,832 and 15,956,526 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	165	160
Additional paid-in capital	112,841	198,516
Retained deficit	(33,900)	(38,478)
Accumulated other comprehensive loss	(185)	(50)
Total shareholders’ equity	78,921	160,148
Noncontrolling interests	(7,123)	(10,527)
Total shareholders’ equity and noncontrolling interests	71,798	149,621
Total liabilities, shareholders’ equity and noncontrolling interests	$149,536	$226,211
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Management Fees
Wealth Management	$13,743	$14,181	$41,335	$42,913
Institutional and Intermediary	13,534	14,815	38,255	44,927
Distribution and shareholder servicing	2,424	2,570	7,117	7,760
Custodial services	1,577	1,763	4,639	5,258
Other revenue	789	849	2,176	2,411
Total revenue	32,067	34,178	93,522	103,269
Expenses
Compensation and related costs	18,605	19,504	55,247	61,113
Distribution, servicing and custody expenses	2,596	2,959	7,834	9,736
Other operating costs	6,611	8,286	21,197	25,232
Total operating expenses	27,812	30,749	84,278	96,081
Operating income	4,255	3,429	9,244	7,188
Non-operating income (loss)
Interest expense	—	(13)	(5)	(26)
Interest and dividend income	115	782	835	2,428
Change in liability under tax receivable agreement	24	(394)	(1,912)	(199)
Net gains (losses) on investments	411	40	(5)	1,162
Gain on sale of business	—	2,883	—	2,883
Total non-operating income (loss)	550	3,298	(1,087)	6,248
Income before provision for (benefit from) income taxes	4,805	6,727	8,157	13,436
Provision for (benefit from) income taxes	1,738	150	(28)	723
Net income attributable to controlling and noncontrolling interests	3,067	6,577	8,185	12,713
Less: net income attributable to noncontrolling interests	560	5,753	3,274	10,914
Net income attributable to Manning & Napier, Inc.	$2,507	$824	$4,911	$1,799

Net income per share available to Class A common stock
Basic	$0.15	$0.05	$0.30	$0.12
Diluted	$0.13	$0.05	$0.15	$0.12
Weighted average shares of Class A common stock outstanding
Basic	16,176,280	15,290,595	16,041,128	15,163,205
Diluted	18,928,954	15,600,686	48,339,759	15,466,339
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income attributable to controlling and noncontrolling interests	$3,067	$6,577	$8,185	$12,713
Net unrealized holding gains (losses) on investment securities, net of tax	6	(9)	(243)	223
Reclassification adjustment for net realized gains on investment securities included in net income	—	(15)	(174)	(21)
Comprehensive income	$3,073	$6,553	$7,768	$12,915
Less: Comprehensive income attributable to noncontrolling interests	639	5,730	2,992	11,074
Comprehensive income attributable to Manning & Napier, Inc.	$2,434	$823	$4,776	$1,841

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended September 30, 2020
Balance—June 30, 2020	16,275,359	$163	$112,300	$(36,407)	$(112)	$(6,852)	$69,092
Net income	—	—	—	2,507	—	560	3,067
Distributions to noncontrolling interests	—	—	—	—	—	(177)	(177)
Net changes in unrealized investment securities gains or losses	—	—	—	—	(73)	79	6
Common stock issued under equity compensation plan, net of forfeitures	215,473	2	(2)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	(565)	—	—	(455)	(1,020)
Equity-based compensation	—	—	1,108	—	—	(278)	830
Balance—September 30, 2020	16,490,832	$165	$112,841	$(33,900)	$(185)	$(7,123)	$71,798

Nine months ended September 30, 2020
Balance—December 31, 2019	15,956,526	$160	$198,516	$(38,478)	$(50)	$(10,527)	$149,621
Net income	—	—	—	4,911	—	3,274	8,185
Distributions to noncontrolling interests	—	—	—	—	—	(177)	(177)
Net changes in unrealized investment securities gains or losses	—	—	—	—	(135)	(108)	(243)
Common stock issued under equity compensation plan, net of forfeitures	534,306	5	(5)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	(565)	—	—	(457)	(1,022)
Equity-based compensation	—	—	1,630	—	—	1,315	2,945
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(333)	—	—	(333)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(90,341)	—	—	(443)	(90,784)
Deferred tax impacts from transactions with shareholders (Note 12)	—	—	3,606				3,606
Balance—September 30, 2020	16,490,832	$165	$112,841	$(33,900)	$(185)	$(7,123)	$71,798

	Common Stock – Class A		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount					Total
Three months ended September 30, 2019
Balance—June 30, 2019	15,620,595	$156	$198,304	$(38,372)	$(34)	$(11,324)	$148,730
Net income	—	—	—	824	—	5,753	6,577
Distributions to noncontrolling interests	—	—	—	—	—	(2,624)	(2,624)
Net changes in unrealized investment securities gains or losses	—	—	—	—	(1)	(8)	(9)
Common stock issued under equity compensation plan, net of forfeitures	(10,000)	—	—	—	—	—	—
Equity-based compensation	—	—	125	—	—	531	656
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(294)	—	—	(294)
Balance—September 30, 2019	15,610,595	$156	$198,429	$(37,842)	$(35)	$(7,672)	$153,036

Nine months ended September 30, 2019
Balance—December 31, 2018	15,310,958	$153	$198,604	$(38,865)	$(77)	$(13,572)	$146,243
Net income	—	—	—	1,799	—	10,914	12,713
Distributions to noncontrolling interests	—	—	—	—	—	(5,043)	(5,043)
Net changes in unrealized investment securities gains or losses	—	—	—	—	42	181	223
Common stock issued under equity compensation plan, net of forfeitures	299,637	3	(3)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards vested	—	—	(15)	—	—	(63)	(78)
Equity-based compensation	—	—	527	—	—	2,279	2,806
Dividends declared on Class A common stock - $0.06 per share	—	—	—	(852)	—	—	(852)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	76	—	—	76
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(684)	—	—	(2,368)	(3,052)
Balance—September 30, 2019	15,610,595	$156	$198,429	$(37,842)	$(35)	$(7,672)	$153,036

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$8,185	$12,713
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,945	2,806
Depreciation and amortization	1,147	1,202
Change in amounts payable under tax receivable agreement	1,912	199
Impairment of long-lived assets	663	—
Gain on sale of intangible assets	(21)	(160)
Gain on sale of business	—	(2,883)
Net losses (gains) on investment securities	5	(1,162)
Deferred income taxes	(789)	504
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(683)	668
Prepaid expenses and other assets	(3,429)	282
Other long-term assets	2,450	1,898
Accounts payable	1,112	(232)
Accrued expenses and other liabilities	(165)	(6,826)
Deferred revenue	699	1,870
Other long-term liabilities	(2,832)	(2,162)
Net cash provided by operating activities	11,199	8,717
Cash flows from investing activities:
Purchase of property and equipment	(204)	(1,689)
Sale of investments	71,310	9,937
Purchase of investments	(23,250)	(84,544)
Sale of intangible assets	21	160
Proceeds from sale of business, net	—	2,902
Proceeds from maturity of investments	18,720	102,523
Net cash provided by investing activities	66,597	29,289
Cash flows from financing activities:
Distributions to noncontrolling interests	(177)	(5,043)
Dividends paid on Class A common stock	(645)	(932)
Payment of shares withheld to satisfy withholding requirements	(1,022)	(78)
Payment of capital lease obligations	(81)	(104)
Purchase of Class A units of Manning & Napier Group, LLC	(90,784)	(3,052)
Net cash used in financing activities	(92,709)	(9,209)
Net (decrease) increase in cash and cash equivalents	(14,913)	28,797
Cash and cash equivalents:
Beginning of period	67,088	59,586
End of period	$52,175	$88,383
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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of September 30, 2020. Manning & Napier Group completed the redemption of 60,012,419 of its Class A units held by M&N Group Holdings, LLC ("M&N Group Holdings") and Manning & Napier Capital Company, LLC ("MNCC") on May 11, 2020 with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the redemption, the Class A units were retired and as a result, the Company's ownership of Manning & Napier Group increased from 19.5% to 88.2%. Refer to Note 4 for further discussion.

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
Revision of Previously Reported Consolidated Statements of Operations
In the quarter ended September 30, 2020, the Company revised its sales channel classification of certain 2020 and 2019 investment management revenues to properly present these revenues as either wealth management or institutional and intermediary investment management revenues, in accordance with the "Summary of Presentation Changes" discussed above. The Company assessed the materiality of this item on its quarterly reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, and concluded that the reclassification was not material to any such periods. The reclassification has no impact on total revenue, operating income, or net income. The impact to the classification of total investment management revenues between sales channels and among investment portfolios is illustrated below:

	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Wealth Management Revenue, as previously reported	$16,469	$16,209	$32,678
Adjustments	(1,996)	(1,950)	(3,946)
Wealth Management Revenue, as revised	$14,473	$14,259	$28,732

Institutional and Intermediary Revenue, as previously reported	$13,234	$12,932	$26,166
Adjustments	1,996	1,950	3,946
Institutional and Intermediary Revenue, as revised	$15,230	$14,882	$30,112

	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
Wealth Management Revenue, as previously reported	$14,300	$13,740	$28,040
Adjustments	(280)	(169)	(449)
Wealth Management Revenue, as revised	$14,020	$13,571	$27,591

Institutional and Intermediary Revenue, as previously reported	$12,131	$12,142	$24,273
Adjustments	280	169	449
Institutional and Intermediary Revenue, as revised	$12,411	$12,311	$24,722

Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
(in thousands)

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
Blended Asset, as previously reported	11,942	8,186	20,128	13,498	7,828	21,326
Adjustments	—	—	—	(1,084)	1,084	—
Blended Asset, as revised	11,942	8,186	20,128	12,414	8,912	21,326
Equity, as previously reported	2,165	3,619	5,784	2,761	4,957	7,718
Adjustments	(280)	280	—	(916)	916	—
Equity, as revised	1,885	3,899	5,784	1,845	5,873	7,718
Fixed Income, as previously reported	193	326	519	210	449	659
Adjustments	—	—	—	4	(4)	—
Fixed Income, as revised	193	326	519	214	445	659
Total, as previously reported	14,300	12,131	26,431	16,469	13,234	29,703
Adjustments	(280)	280	—	(1,996)	1,996	—
Total, as revised	14,020	12,411	26,431	14,473	15,230	29,703

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	(in thousands)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
Blended Asset, as previously reported	12,148	7,486	19,634	13,186	7,607	20,793
Adjustments	(164)	164	—	(932)	932	—
Blended Asset, as revised	11,984	7,650	19,634	12,254	8,539	20,793
Equity, as previously reported	1,470	4,345	5,815	2,819	4,894	7,713
Adjustments	(5)	5	—	(1,026)	1,026	—
Equity, as revised	1,465	4,350	5,815	1,793	5,920	7,713
Fixed Income, as previously reported	122	311	433	204	431	635
Adjustments	—	—	—	8	(8)	—
Fixed Income, as revised	122	311	433	212	423	635
Total, as previously reported	13,740	12,142	25,882	16,209	12,932	29,141
Adjustments	(169)	169	—	(1,950)	1,950	—
Total, as revised	13,571	12,311	25,882	14,259	14,882	29,141

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	(in thousands)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
Blended Asset, as previously reported	24,090	15,672	39,762	26,684	15,435	42,119
Adjustments	(164)	164	—	(2,016)	2,016	—
Blended Asset, as revised	23,926	15,836	39,762	24,668	17,451	42,119
Equity, as previously reported	3,635	7,964	11,599	5,580	9,851	15,431
Adjustments	(285)	285	—	(1,942)	1,942	—
Equity, as revised	3,350	8,249	11,599	3,638	11,793	15,431
Fixed Income, as previously reported	315	637	952	414	880	1,294
Adjustments	—	—	—	12	(12)	—
Fixed Income, as revised	315	637	952	426	868	1,294
Total, as previously reported	28,040	24,273	52,313	32,678	26,166	58,844
Adjustments	(449)	449	—	(3,946)	3,946	—
Total, as revised	27,591	24,722	52,313	28,732	30,112	58,844

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. In addition, as of September 30, 2020, Manning & Napier holds an economic interest of approximately 88.2% in Manning & Napier Group and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings and MNCC.
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment, equity investments, at fair value, or as trading securities, as applicable. As of September 30, 2020 and December 31, 2019, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.7 million as of September 30, 2020 and $3.2 million as of December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company did not have a controlling financial interest in any mutual fund.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on equity investments, at fair value or trading securities, as applicable, are recorded in net gains (losses) on investments in the consolidated statements of operations. At September 30, 2020, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments to hedge economic exposure to market movements on its deferred compensation plan.
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
Property and Equipment
Property and equipment is presented net of accumulated depreciation of approximately $12.3 million and $11.4 million as of September 30, 2020 and December 31, 2019, respectively.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which are combined for all classes of underlying assets.
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. During the nine months ended September 30, 2020, a downturn in the commercial real estate market indicated that an asset group, including previously vacated office space, may not be recoverable. The Company assessed recoverability of the asset group by comparing the undiscounted future net cash flows expected to result from the asset group to its carrying value. The carrying value exceeded the undiscounted future net cash flows of the asset, and an impairment loss of approximately $0.7 million was recognized during the nine months ended September 30, 2020 as the difference between the net book value and the fair value of the asset group.
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
As of September 30, 2020, the Company had a total of approximately $4.1 million of capitalized implementation costs for hosting arrangements within prepaid expenses and other assets on its statements of financial condition, with no amounts in accumulated amortization and no amortization expense recognized during the nine months ended September 30, 2020. At December 31, 2019, approximately $0.4 million of these costs were capitalized within property and equipment, net. The hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of the Company's business. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 3—Revenue
Disaggregated Revenue
The following table represents the Company’s wealth management and institutional and intermediary investment management revenue by investment portfolio during the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$12,117	$8,261	$20,378	$12,397	$8,466	$20,863
Equity	1,450	4,892	6,342	1,580	5,967	7,547
Fixed Income	176	381	557	204	382	586
Total	$13,743	$13,534	$27,277	$14,181	$14,815	$28,996

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$36,044	$24,096	$60,140	$37,065	$25,917	$62,982
Equity	4,800	13,141	17,941	5,218	17,760	22,978
Fixed Income	491	1,018	1,509	630	1,250	1,880
Total	$41,335	$38,255	$79,590	$42,913	$44,927	$87,840

Accounts Receivable
Accounts receivable as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accounts receivable - third parties	$6,656	$5,778
Accounts receivable - affiliated mutual funds and collective investment trusts	4,210	4,404
Total accounts receivable	$10,866	$10,182
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three and nine months ended September 30, 2020 or 2019.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $9.3 million and $26.7 million for the three and nine months ended September 30, 2020, respectively, and approximately $9.8 million and $31.1 million for the three and nine months ended September 30, 2019, respectively, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statements of financial condition as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Affiliated mutual funds	$2,961	$3,164
Affiliated collective investment trusts	1,249	1,240
Accounts receivable - affiliated mutual funds and collective investment trusts	$4,210	$4,404

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the nine months ended September 30, 2020, revenue was increased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.3 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition for both September 30, 2020 and December 31, 2019.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the nine months ended September 30, 2020 that was included in deferred revenue at the beginning of the period was approximately $10.6 million.
Costs to obtain a contract: Under compensation plans in effect for periods prior to January 1, 2020, certain incremental first year commissions directly associated with new customer contracts were capitalized and amortized on a straight-line basis over an estimated customer contract period of 3 to 7 years. The total net asset as of September 30, 2020 and December 31, 2019 was approximately $0.8 million and $1.0 million, respectively. The related amortization expense, which is included in compensation and related costs, totaled approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2020 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019. An impairment loss is recorded for contract acquisition costs related to client contracts that cancel during the period. These impairment losses totaled less than $0.1 million for both the three and nine months ended September 30, 2020 and 2019.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation from “Income before provision for (benefit from) income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Income before provision for (benefit from) income taxes	$4,805	$6,727	$8,157	$13,436
Less: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	14	(388)	(1,950)	(207)
Income before provision for (benefit from) income taxes, as adjusted	4,791	7,115	10,107	13,643
Controlling interest percentage (2)	88.2%	18.9%	64.0%	18.8%
Net income attributable to controlling interest	4,225	1,341	6,471	2,562
Plus: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	14	(388)	(1,950)	(207)
Income before provision for (benefit from) income taxes attributable to Manning & Napier, Inc.	4,239	953	4,521	2,355
Less: provision for (benefit from) income taxes of Manning & Napier, Inc.(3)	1,732	129	(390)	556
Net income attributable to Manning & Napier, Inc.	$2,507	$824	$4,911	$1,799
________________________

(1)	Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.

(2)
Income before provision for (benefit from) income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group's income for the respective periods and anticipates a closing of the books pursuant to Internal Revenue Code Section 1377.

(3)
The consolidated provision for (benefit from) income taxes is equal to the sum of (i) the provision for (benefit from) income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for (benefit from) income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for (benefit from) income taxes was a provision of $1.7 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and a benefit of less than $0.1 million and provision of $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, a total of 2,021,781 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be tendered for exchange or redemption. For any units exchanged, the Company may (i) pay an amount of cash equal to the number of tendered units multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
On March 15, 2020, a total of 60,012,419 Class A units, including 59,957,419 units held by William Manning, who was previously the Chairman of the Company's Board of Directors, were tendered for either cash or shares of the Company's Class A common stock pursuant to the exchange process. The independent directors, on behalf of the Company as managing member of Manning & Napier Group, decided to settle the transaction as a redemption, utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning. Manning & Napier Group completed the redemption on May 11, 2020 with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the redemption the Class A units were retired and as a result, the Company's ownership of Manning & Napier Group increased from 19.5% to 88.2%.
During the nine months ended September 30, 2020, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the nine months ended September 30, 2020:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2019	14,750,221	62,034,200	76,784,421	19.2%
Class A Units issued	318,833	—	318,833	0.3%
Class A Units redeemed	—	(60,012,419)	(60,012,419)	68.7%
As of September 30, 2020	15,069,054	2,021,781	17,090,835	88.2%
Manning & Napier, as managing member controls all of the business and affairs of Manning & Napier Group prior to and subsequent to the redemption that was completed during the second quarter of 2020. Since the Company continues to have a controlling interest in Manning & Napier Group, the aforementioned changes in ownership of Manning & Napier Group were accounted for as equity transactions under ASC Topic 810, Consolidation. Additional paid-in capital and noncontrolling interests in the consolidated statements of financial position are adjusted to reallocate the Company's historical equity to reflect the change in ownership of Manning & Napier Group.
At September 30, 2020 and December 31, 2019, the Company had recorded a liability of $19.4 million and $17.5 million, respectively, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, approximately $4.0 million and $0.3 million were included in accrued expenses and other liabilities at September 30, 2020 and December 31, 2019, respectively. The Company made no payments pursuant to the TRA during either of the nine months ended September 30, 2020 and 2019. Refer to Note 12 for further discussion surrounding the amounts payable under the TRA.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$9,392	$—	$(46)	$9,346
Fixed income securities	7,465	—	(88)	7,377
				16,723
Equity investments, at fair value
Equity securities				4,992
Mutual funds				1,724
				6,716
Total investment securities				$23,439

	December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$33,908	$193	$—	$34,101
Fixed income securities	35,148	—	(91)	35,057
Short-term investments	12,119	—	—	12,119
				81,277
Equity investments, at fair value
Equity securities				6,038
Mutual funds				3,152
				9,190
Total investment securities				$90,467
Investment securities are classified as either equity investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At September 30, 2020 and December 31, 2019, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $0.1 million of net unrealized losses and $1.1 million of net unrealized gains related to investments classified as equity investments, at fair value during the nine months ended September 30, 2020 and 2019, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of September 30, 2020 and December 31, 2019, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the nine months ended September 30, 2020 and 2019.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following table summarizes the hierarchy of inputs used to derive the fair value of the Company’s assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$4,992	$—	$—	$4,992
Fixed income securities	—	7,377	—	7,377
Mutual funds	1,724	—	—	1,724
U.S. Treasury notes	—	9,346	—	9,346
Total assets at fair value	$6,716	$16,723	$—	$23,439

	December 31, 2019
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$6,038	$—	$—	$6,038
Fixed income securities	—	35,057	—	35,057
Mutual funds	3,152	—	—	3,152
U.S. Treasury notes	—	34,101	—	34,101
Short-term investments	—	12,119	—	12,119
Total assets at fair value	$9,190	$81,277	$—	$90,467

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
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the nine months ended September 30, 2020.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued bonus and sales commissions	$12,906	$14,825
Accrued payroll and benefits	3,932	4,415
Accrued sub-transfer agent fees	469	420
Dividends payable on Class A common stock	—	312
Amounts payable under tax receivable agreement	3,960	275
Short-term operating lease liabilities	2,828	2,682
Other accruals and liabilities	5,428	3,272
Total accrued expenses and other liabilities	$29,523	$26,201
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
The Company's leases have remaining lease terms ranging between approximately 1 year and 7 years. The Company's lease term on certain of its multi-year office space leases, including its headquarters, include options for the Company to extend those leases for periods ranging from an additional five to 10 years. In addition, the Company has the option to reduce a portion of its square footage at certain times throughout the term of the lease for its headquarters. The Company determined it is not reasonably certain at this time it will exercise the options to extend these leases or will exercise the options to reduce its square footage; therefore, the payment amounts related to these lease term extensions and contraction options have been excluded from determining its ROU asset and lease liability.
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
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $3.5 million over the remaining term of such leases. The lease terms for the three subleased operating leases end in 2021, 2027 and 2028.
The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$9	$34	$57	$93
Interest on lease liabilities	1	4	5	9
Operating lease expense	931	904	3,151	2,762
Short-term lease expense	—	3	3	10
Variable lease expense	31	139	178	250
Sublease income	(136)	(224)	(463)	(521)
Total lease expense	$836	$860	$2,931	$2,603

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$3	$6	$8
Finance cash flows from finance leases	$24	$34	$76	96
Operating cash flows from operating leases	$941	$1,132	$2,601	3,085

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$—	$—	$—	175
Operating leases	$678	$(104)	$814	$761
Supplemental balance sheet information related to leases as of September 30, 2020 was as follows:

(in thousands, except lease term and discount rate)	September 30, 2020
Finance Leases
Finance lease right-of-use assets (1)	$131

Accrued expenses and other liabilities	$58
Other long-term liabilities	80
Total finance lease liabilities	$138

Operating Leases
Operating lease right-of-use assets	$16,981

Accrued expenses and other liabilities	$2,828
Operating lease liabilities, non-current	17,406
Total operating lease liabilities	$20,234

Weighted average remaining lease term
Finance leases	2.56 years
Operating leases	6.72 years
Weighted average discount rate
Finance leases	5.06%
Operating leases	5.13%
_______________________

(1)	Amounts included in other long-term assets within the consolidated statements of financial condition.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of lease liabilities were as follows:

Twelve month period ending September 30,	Finance Leases	Operating Leases
	(in thousands)
2021	$65	$3,794
2022	48	3,810
2023	27	3,481
2024	7	3,336
2025	—	3,049
Thereafter	—	6,448
Total lease payments	147	23,918
Less imputed interest	(9)	(3,684)
Total lease liabilities	$138	$20,234
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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. Additionally, the Company could be subject to non-routine reviews and inspections by the National Futures Association and U.S. Commodity Futures Trading Commission in regards to the Company’s de minimis exposure to commodity interest investments in the mutual funds and collective investment trust vehicles it operates. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of September 30, 2020 and December 31, 2019, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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
Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings attributable to the economic interest of Manning & Napier Group held by the noncontrolling interests (Note 4). For periods in which the outstanding Class A Units of Manning & Napier Group are dilutive to the Company's earnings per share, the calculation of diluted earnings per share also takes into account the incremental net income that would be available to Class A common stock upon the conversion of Class A Units into Class A common stock.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three and nine months ended September 30, 2020 and 2019 under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except share data)
Numerator:
Net income attributable to controlling and noncontrolling interests	$3,067	$6,577	$8,185	$12,713
Less: net income attributable to noncontrolling interests	560	5,753	3,274	10,914
Net income attributable to Manning & Napier, Inc.	$2,507	$824	$4,911	$1,799
Less: allocation to participating securities	20	—	52	(42)
Net income available to Class A common stock for basic EPS	$2,487	$824	$4,859	$1,841
Plus: reallocation of net income attributable to participating securities	3	—	4	—
Plus: incremental net income as a result of conversion of Class A Units of Manning & Napier Group to Class A common stock	—	—	2,279	—
Net income available to Class A common stock for diluted EPS	$2,490	$824	$7,142	$1,841

Denominator:
Weighted average shares of Class A common stock outstanding - basic	16,176,280	15,290,595	16,041,128	15,163,205
Dilutive effect of outstanding equity awards	2,752,674	310,091	1,584,781	303,134
Dilutive effect of exchangeable Class A Units	—	—	30,713,850	—
Weighted average shares of Class A common stock outstanding - diluted	18,928,954	15,600,686	48,339,759	15,466,339
Net income available to Class A common stock per share - basic	$0.15	$0.05	$0.30	$0.12
Net income available to Class A common stock per share - diluted	$0.13	$0.05	$0.15	$0.12
Performance-based stock options are excluded from the calculation of diluted EPS for periods in which the associated market condition has not yet been achieved. As such, for the three and nine months ended September 30, 2020, 2,022,000 unvested performance-based stock options were excluded, and for the three and nine months ended September 30, 2019, 3,000,000 unvested performance-based stock options were excluded from the calculation of diluted EPS.
For the three and nine months ended September 30, 2020, 64,530 and 164,696, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2019, 951,060 and 1,201,060, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
At September 30, 2020, there were 2,021,781 Class A Units of Manning & Napier Group outstanding, which, subject to certain restrictions, may be exchangeable for up to an equivalent number of shares of the Company's Class A common stock. These units were not included in the calculation of diluted earnings per common share for the three months ended September 30, 2020 or for the three and nine months ended September 30, 2019, because the effect would have been anti-dilutive.

Note 11—Equity-Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by shareholders prior to the consummation of the Company's 2011 initial public offering. Under the Equity Plan, a total of 13,142,813 equity interests are authorized for issuance, and may be issued in the form of Class A common stock, restricted stock units, stock options, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group. At September 30, 2020, a total of 3,124,420 equity interests were available for issuance pursuant to the Equity Plan.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the nine months ended September 30, 2020:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2020	1,037,901	$4.30
Granted	2,997,940	$1.58
Vested	(444,165)	$4.55
Forfeited	(28,983)	$1.58
Outstanding at September 30, 2020	3,562,693	$2.01
The weighted average fair value of stock awards granted during the nine months ended September 30, 2020 was $1.58, based on the closing sale price of the Company's Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.
For the three and nine months ended September 30, 2020, the Company recorded approximately $0.7 million and $2.5 million, respectively, of compensation expense related to stock awards under the Equity Plan. For the three and nine months ended September 30, 2019, the Company recorded approximately $0.5 million and $2.4 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during the nine months ended September 30, 2020 and 2019 was approximately $0.9 million and $1.3 million, respectively. As of September 30, 2020, there was unrecognized compensation expense of approximately $4.9 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 3.4 years.
In connection with the vesting of restricted stock units and exercise of stock options during the nine months ended September 30, 2020, the Company withheld a total of 637,359 shares of Class A common stock to satisfy approximately $1.0 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
A summary of activity under the Equity Plan related to stock option awards during the nine months ended September 30, 2020 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,500,000	$2.01
Granted	—	$—
Exercised	(850,000)	$2.01
Forfeited	—	$—
Outstanding at September 30, 2020	2,650,000	$2.01	4.1	$5,989
Exercisable at September 30, 2020	294,666	$2.01	4.0	$666
For the three and nine months ended September 30, 2020, the Company recorded approximately $0.1 million and $0.4 million, respectively, of compensation expense related to stock options under the Equity Plan. For the three and nine month periods ended September 30, 2019, the Company recorded approximately $0.2 million and $0.4 million of compensation expense related to stock options under the Equity Plan. As of September 30, 2020, there was unrecognized compensation expense of approximately $0.5 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 1.0 year.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which includes, among other things, the ability to carryback net operating losses from 2018, 2019 and 2020 to prior years. As of December 31, 2019, the Company had approximately $12.1 million net operating losses available to offset future taxable income for federal income tax purposes and approximately $6.1 million for state income tax purposes. The Company expects to carryback net operating losses generated in 2018 and 2019 to prior years and claim refunds when the federal corporate tax rate was 34% compared to the current statutory rates of 21%. During the nine months ended September 30, 2020, the Company recognized an income tax benefit of approximately $2.3 million, related to the favorable rate applied to its net operating losses. As a result, the Company increased its deferred tax asset during the nine months ended September 30, 2020 related to the TRA by approximately $2.3 million, resulting in a $1.9 million increase of the liability, representing 85% of the applicable cash savings.
On May 11, 2020, the Company completed the redemption and subsequent retirement of 60,012,419 Class A units, resulting in the Company's ownership of Manning & Napier Group increasing from 19.5% to 88.2% (Refer to Note 4). The Company recognized a deferred tax asset of approximately $1.1 million, resulting from an increased share of Manning & Napier Group's deferred tax assets. Additionally, as a result of Manning & Napier Group's redemption of its Class A units on May 11, 2020 and Manning & Napier Group's election under Section 754 of the Internal Revenue Code ("IRC"), the Company expects to benefit from depreciation and amortization deductions resulting from increases in the tax basis of tangible and intangible assets of Manning & Napier Group. Those deductions allocated to the Company will be taken into account in reporting the Company's taxable income resulting in the recognition of a deferred tax asset of approximately $2.5 million. The aggregate $3.6 million of deferred tax assets recognized during the three months ended June 30, 2020 resulting from the redemption were recorded within the Company's consolidated statements of shareholder's equity.
The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Income before provision for (benefit from) income taxes	$4,805	$6,727	$8,157	$13,436
Effective tax rate	36.2%	2.2%	(0.3)%	5.4%
Provision for (benefit from) income taxes	1,738	150	(28)	723
Provision for (benefit from) income taxes at statutory rate	1,009	1,413	1,713	2,822
Difference between tax at effective vs. statutory rate	$729	$(1,263)	$(1,741)	$(2,099)
For the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, the difference between the Company’s recorded provision (benefit) and the provision that would result from applying the U.S. statutory rate of 21% includes the benefit resulting from the fact that a significant portion of the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. The effective rate during the three months ended September 30, 2020 is higher than the statutory rate due to the impacts from permanent differences between book and tax, including but not limited to Section 162(m) of the IRC which limits the annual amount of deductible compensation. For the nine months ended September 30, 2020, the income tax benefit also includes the impact from the enactment of the CARES Act, which resulted in the recognition of an income tax benefit based on the ability to carry back net operating losses to prior years.
A state is currently auditing the Company's 2016, 2017 and 2018 corporate tax returns. The audit is expected to be completed in 2020. As of September 30, 2020, the audit is in process and the state is collecting and evaluating the data for which the Company has not recorded a liability for uncertain tax positions under ASC Topic 740, Income Taxes. The Company believes any potential increases to this liability, which could be up to approximately $1.3 million, would not result in a material change to its financial position.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers and directors and/or their affiliated entities. Pursuant to the respective investment management agreements, in some instances the Company may waive or reduce its regular advisory fees for these accounts. The aggregate value of the fees earned and the value of fees waived was less than $0.1 million for each of the nine months ended September 30, 2020 and 2019.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

Manning & Napier Group completed the redemption of 60,012,419 Class A units held by the noncontrolling members of Manning & Napier Group, including 59,957,419 units held by William Manning, who was previously the Chairman of the Company's Board of Directors on May 11, 2020. The independent directors, on behalf of the Company, decided to settle the transaction utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning. Manning & Napier Group completed the redemption with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. See Note 4 for additional details.
During the three months ended September 30, 2020, the Company entered into an agreement with Manning Ventures, Inc., which is wholly-owned by William Manning, to reimburse Manning Ventures, Inc. up to approximately $0.2 million for certain services.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $9.3 million and $26.7 million for the three and nine months ended September 30, 2020, and approximately $9.8 million and $31.1 million for the three and nine months ended September 30, 2019. Fees earned for administrative services provided were approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, and approximately $0.6 million and $1.6 million for the three and nine months ended September 30, 2019. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts were approximately $1.3 million and $3.7 million for the three and nine months ended September 30, 2020 and $1.9 million and $5.1 million for the three and nine months ended September 30, 2019.
During the three months ended September 30, 2020 the Company received approximately $1.4 million in cash for reimbursement of prior expenses paid on behalf of our affiliated mutual funds and collective investment trusts. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund and collective investments trusts upon the settlement of a claim between both the affiliated mutual funds and the collective investment trusts and a third party. As of June 30, 2020, the Company had recorded a receivable of approximately $0.2 million within other long-term assets on its consolidated statement of financial condition. The remaining $1.2 million of proceeds received was recognized as a gain within other operating costs in its consolidated statements of operations during the nine months ended September 30, 2020.
Note 14—Subsequent Events
Distribution
Subsequent to September 30, 2020, the Board of Directors approved a $1.3 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which approximately $0.1 million was paid to the noncontrolling members of Manning & Napier Group.

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
Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are summarized below under the heading "Summary of Principal Risks" and disclosed in the “Risk Factors” section, as well as other sections, of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Summary of Principal Risks
The following factors are among the principal risks we face. For a more detailed description of the risks material to our business, see "Part II-Item 1A-Risk Factors." Some of the factors that could cause our results to differ materially from our expectations or beliefs include, without limitation;

•	the impact of the COVID-19 pandemic on the U.S. and global economy and our AUM;

•	the termination of contracts or relationships upon short or no notice or high rates of client sales and redemption activity;

•	the inability to realize the expected benefits of our restructuring plan and other operational improvement initiatives;

•
difficult market conditions, like those during the COVID-19 pandemic, impacting the performance of our strategies, impacting our ability to obtain attractive returns, or reducing our ability to deploy capital;

•	any loss of key investment and sales professionals or members of senior management, or difficulty integrating new executives;

•	concentration of our AUM in certain investment strategies or in certain geographic areas;

•
the impact on our portfolios of foreign currency exchange risk and the impact of any foreign tax, political, social and economic uncertainty on any non-U.S. issuers in which our portfolios have invested;

•	a reduction in the fees we are able to charge, increased expenses or reduced fee income from new products, or potential losses or failure of new products or portfolios;

•	changes in key distribution relationships that reduce our revenues or increase the influence of third-party intermediaries on our mutual fund assets;

•	failure to comply with investment guidelines set by our clients or limitations imposed by law;

•
the occurrence of operational or trading errors due to the failure, interruption or cessation of our or third-party financial, accounting, trading, custodial, clearing, compliance and other data processing systems;

•	the failure to effectively maintain, enhance and modernize our information technology systems and develop or deploy new technology platforms and upgrades;

•	cybersecurity breaches impacting our operations or the failure to implement effective information and cybersecurity policies;

•	reputational harm caused by employee misconduct or the failure to properly address conflicts of interest;

•	the inability to insure our business and otherwise manage risks;

•	the failure to comply with extensive regulatory requirements and changes in government policy;

•	the inability to effectively compete in the investment management industry;

•	catastrophic and unpredictable events, such as the COVID-19 pandemic, terrorist attacks and natural disasters;

•	our dependence on Manning & Napier Group, LLC (“Manning & Napier Group”) for distributions to pay expenses and dividends, if any, to our stockholders;

•	our obligation to make payments to holders of units of Manning & Napier Group for tax benefits we receive as a result of our structure pursuant to a tax receivable agreement; and

•
provisions in our corporate documents, stockholder rights plan and Delaware law that could discourage, delay or prevent a change in control of the Company that some stockholders might consider to be in their best interests.

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
Impact of COVID-19
We are addressing the challenges of COVID-19 by protecting the health and well-being of our employees, while servicing our clients and leveraging technology to fully support our business needs in a primarily digital manner.
The impact of COVID-19 on our investment performance, financial statements, capital and liquidity, and our business operations are further discussed below:

•
Client Performance Impact: As a result of our ability to rapidly adapt to a remote work environment, we believe we were able to minimize the impact of COVID-19 on client performance. Additionally, due to the significant increase in volatility throughout the year, discussed in more detail in the next section, we were able to capitalize on the market environment by delivering strong results for clients year-to-date.

•
Financial Statement Impact: Our revenues consist primarily of investment management fees typically calculated as a percentage of the market value of our assets under management ("AUM"), and they are dependent on the value and composition of our AUM. As of September 30, 2020, AUM was $19.2 billion, an increase from $17.1 billion as of March 31, 2020. This 13% increase came on the heels of a market rebound primarily beginning in the second quarter, with approximately $3.2 billion of market appreciation partially offset by approximately $1.0 billion of net client outflows since March 31, 2020. Going forward, we believe the pandemic may continue to negatively impact our operational results, cash flows, and financial position, although we cannot reasonably estimate the full impact at this time, given the uncertainty surrounding the duration and severity of the economic crisis.

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

•
Business Operations Impact: For the health and well-being of our employees, we have modified our business practices in accordance with social distancing guidelines to encourage work-from-home arrangements, and we have restricted business-related travel. Our technology capabilities have allowed us to maintain sales and client servicing activity through digital collaboration platforms and digital marketing efforts. We believe our third quarter 2020 results, with gross client inflows comparable to prior periods and gross client outflows reduced from historical levels, indicate that our sales strategy is gaining traction. Our ability to adequately maintain our operations, internal controls and client relationships has not been adversely affected by these modifications.

We continue to assess the risks associated with COVID-19 and to mitigate them where possible. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's financial statements, capital and liquidity, and business operations, see "Part II-Item 1A-Risk Factors."

Market Developments
The third quarter was fairly calm in global financial markets as the economy began recovering from the pandemic-driven shutdowns. Although the rebound in the global macroeconomy has been relatively strong, there remain areas of weakness, exacerbated by the sunsetting of key stimulus programs.
The continued strength in equity markets remains extraordinary and historic, driven to a substantial degree by enormous strength in the growth style. Growth’s multi-year run of outsized relative results versus value were further extended in the quarter, and the style holds a very substantial year-to-date performance edge, concentrated in technology-related equities. Amid the broad-based strength, domestic equities again outperformed international peers, and within the US specifically, small-cap stocks underperformed large-caps over the quarter.
Regarding fixed income, central bank policies continued to pin interest rates at ultra-low levels, leading to little movement in yield curves over the quarter. Moving out on the risk spectrum, credit spreads continued to compress throughout the quarter, significantly aiding performance for investment grade and below investment grade securities. Falling spreads aided municipal bonds as well, leading to good results for the sector.
We believe there remains a sharp divergence between underlying economic fundamentals and the historic rally in financial markets. As these two realities converge over time, we believe our truly active investment approach, powered by dynamic asset allocation, is well positioned to capitalize on potential opportunities as they present themselves.
Other Business Updates
During the first quarter of 2020, pursuant to the annual exchange process, approximately 60.0 million Class A Units of Manning & Napier Group, LLC ("Manning & Napier Group") were tendered for cash or shares of the Company's Class A common stock. In early April 2020, the independent directors, on behalf of the Company as managing member of Manning & Napier Group, decided to settle the transaction as a redemption, utilizing approximately $90.8 million in cash. Manning & Napier Group completed the redemption on May 11, 2020, with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. The Class A Units were subsequently retired, and as a result, our ownership of Manning & Napier Group increased from 19.5% to 88.2%.
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

Assets Under Management
During 2019, we changed our distribution strategy following a business review to better capitalize on our strengths. As part of this change, we have adjusted our sales efforts to more distinctly separate the clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. Our AUM was $19.2 billion as of September 30, 2020. The composition of our AUM by sales channel and portfolio is illustrated in the table below:

	September 30, 2020
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$7,331.6	$510.5	$260.5	$8,102.6
Institutional and Intermediary	6,036.1	4,362.0	744.4	11,142.5
Total	$13,367.7	$4,872.5	$1,004.9	$19,245.1
Percentage of AUM
Wealth Management	38%	3%	1%	42%
Institutional and Intermediary	32%	22%	4%	58%
Total	70%	25%	5%	100%
Percentage of portfolio by channel
Wealth Management	55%	10%	26%	42%
Institutional and Intermediary	45%	90%	74%	58%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	91%	6%	3%	100%
Institutional and Intermediary	54%	39%	7%	100%
Our wealth management channel represented 42% of our total AUM as of September 30, 2020. Blended portfolios are the most significant portion of wealth management assets, representing 91% of wealth management AUM. Equity and fixed income portfolios represent 6% and 3%, respectively, of wealth management AUM.
Our institutional and intermediary channel represented 58% of our total AUM as of September 30, 2020. Blended portfolios are also the largest portion of institutional and intermediary assets at 54% of AUM, followed by equity and fixed income portfolios at 39% and 7%, respectively.
As of September 30, 2020, blended portfolios account for 70% of our total AUM at $13.4 billion, a 2% increase from June 30, 2020 when blended assets were $13.1 billion. Blended portfolio AUM is similar across both distribution channels, with 55% in wealth management and 45% in institutional and intermediary. Equity portfolios account for 25% of our total AUM, at $4.9 billion, a 7% increase from June 30, 2020 when equity portfolios were at $4.6 billion. Of equity portfolio AUM, 90% is in the institutional and intermediary channel, and 10% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.0 billion, consistent with June 30, 2020. Similar to equity portfolio AUM, the majority of fixed income assets come through the institutional and intermediary channel at 74%, and 26% of fixed income AUM is in the wealth management channel.
During the nine months ended September 30, 2020, our wealth management sales channel contributed 36% of our total gross client inflows, while our institutional and intermediary channel contributed 64%. Of the $1.8 billion in gross client inflows, blended asset portfolios represented 69%, while equity and fixed income portfolios represented 24% and 7%, respectively.
Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019.

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

Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our sales channels for the three and nine months ended September 30, 2020 and 2019:

	Sales Channel (4)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of June 30, 2020	$8,334.4	$10,305.9	$18,640.3	45%	55%	100%
Gross client inflows (1)	250.7	343.7	594.4
Gross client outflows (1)	(304.9)	(674.8)	(979.7)
AUM Reclassification (3)	(266.8)	266.8	—
Market appreciation/(depreciation) & other (2)	89.2	900.9	990.1
As of September 30, 2020	$8,102.6	$11,142.5	$19,245.1	42%	58%	100%
Average AUM for period	$8,093.3	$11,129.6	$19,222.9

As of June 30, 2019	$9,397.9	$11,852.9	$21,250.8	44%	56%	100%
Gross client inflows (1)	231.6	372.1	603.7
Gross client outflows (1)	(664.7)	(972.3)	(1,637.0)
Market appreciation/(depreciation) & other (2)	(589.9)	845.6	255.7
As of September 30, 2019	$8,374.9	$12,098.3	$20,473.2	41%	59%	100%
Average AUM for period	$8,559.4	$12,317.3	$20,876.7

	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of December 31, 2019	$8,716.4	$10,763.7	$19,480.1	45%	55%	100%
Gross client inflows (1)	646.1	1,169.9	1,816.0
Gross client outflows (1)	(1,040.9)	(2,279.6)	(3,320.5)
Market appreciation/(depreciation) & other (2)	(219.0)	1,488.5	1,269.5
As of September 30, 2020	$8,102.6	$11,142.5	$19,245.1	42%	58%	100%
Average AUM for period	$7,903.8	$10,869.2	$18,773.0

As of December 31, 2018	$8,700.9	$11,462.7	$20,163.6	43%	57%	100%
Gross client inflows (1)	621.7	1,253.1	1,874.8
Gross client outflows (1)	(1,550.7)	(2,782.0)	(4,332.7)
Market appreciation/(depreciation) & other (2)	603.0	2,164.5	2,767.5
As of September 30, 2019	$8,374.9	$12,098.3	$20,473.2	41%	59%	100%
Average AUM for period	$8,515.5	$12,301.4	$20,816.9
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

(3)
During the third quarter of 2020, the Company identified certain Institutional and Intermediary assets that were incorrectly allocated to the Wealth Management Sales Channel as of June 30, 2020. The difference had no impact to total AUM or AUM by Portfolio as of June 30, 2020 and were reclassified to the appropriate Sales Channel during the third quarter of 2020.

(4)
AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

The following table reflects the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2020 and 2019:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2020	$13,075.3	$4,561.7	$1,003.3	$18,640.3	71%	23%	6%	100%
Gross client inflows (1)	461.3	104.2	28.9	594.4
Gross client outflows (1)	(756.6)	(191.4)	(31.7)	(979.7)
Market appreciation/(depreciation) & other (2)	587.7	398.1	4.3	990.1
As of September 30, 2020	$13,367.7	$4,872.6	$1,004.8	$19,245.1	70%	25%	5%	100%
Average AUM for period	$13,432.5	$4,785.3	$1,005.1	$19,222.9

As of June 30, 2019	$13,844.3	$6,309.5	$1,097.0	$21,250.8	65%	30%	5%	100%
Gross client inflows (1)	433.8	107.1	62.8	603.7
Gross client outflows (1)	(1,116.7)	(396.4)	(123.9)	(1,637.0)
Market appreciation/(depreciation) & other (2)	226.1	12.0	17.6	255.7
As of September 30, 2019	$13,387.5	$6,032.2	$1,053.5	$20,473.2	65%	30%	5%	100%
Average AUM for period	$13,619.9	$6,177.2	$1,079.6	$20,876.7

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2019	$13,473.3	$4,988.8	$1,018.0	$19,480.1	69%	26%	5%	100%
Gross client inflows (1)	1,256.0	440.8	119.2	1,816.0
Gross client outflows (1)	(2,424.8)	(715.6)	(180.1)	(3,320.5)
Market appreciation/(depreciation) & other (2)	1,063.2	158.6	47.7	1,269.5
As of September 30, 2020	$13,367.7	$4,872.6	$1,004.8	$19,245.1	69%	26%	5%	100%
Average AUM for period	$13,124.9	$4,635.3	$1,012.8	$18,773.0

As of December 31, 2018	$13,532.2	$5,501.9	$1,129.5	$20,163.6	67%	27%	6%	100%
Gross client inflows (1)	1,062.9	648.1	163.8	1,874.8
Gross client outflows (1)	(2,928.3)	(1,087.3)	(317.1)	(4,332.7)
Market appreciation/(depreciation) & other (2)	1,720.7	969.5	77.3	2,767.5
As of September 30, 2019	$13,387.5	$6,032.2	$1,053.5	$20,473.2	65%	30%	5%	100%
Average AUM for period	$13,640.1	$6,077.6	$1,099.2	$20,816.9
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. We recognize, however that some key strategies have mixed track records over the past several years. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 76% of our AUM as of September 30, 2020.

Key Strategies	AUM as of September 30, 2020 (in millions)	Inception Date	Annualized Returns as of September 30, 2020 (2)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,553.3	1/1/1973	14.7%	8.7%	9.1%	7.9%	9.5%
Blended Index (3)			10.3%	7.6%	8.6%	7.8%	8.8%
Core Non-U.S. Equity	$614.7	10/1/1996	18.5%	5.8%	8.8%	4.8%	7.5%
Benchmark: ACWIxUS Index			3.0%	1.2%	6.2%	4.0%	4.8%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,603.6	1/1/1973	13.1%	7.7%	7.5%	6.5%	8.7%
Blended Index (4)			9.2%	6.8%	7.2%	6.6%	8.4%
Equity-Oriented (70%-100% Equity Exposure)	$1,325.7	1/1/1993	17.6%	11.8%	12.4%	9.9%	10.2%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg Barclays U.S. Aggregate Bond			11.7%	8.8%	10.9%	10.2%	8.6%
Equity-Focused Blend (50%-90% Equity Exposure)	$962.7	4/1/2000	16.0%	9.7%	10.2%	8.8%	7.4%
Blended Benchmark: 53% Russell 3000 / 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			11.1%	8.3%	9.8%	9.1%	5.8%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$562.7	1/1/1995	17.5%	12.9%	13.8%	11.5%	11.3%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			12.6%	9.5%	12.2%	11.6%	9.2%
Core U.S. Equity	$175.6	7/1/2000	20.1%	15.2%	15.7%	12.6%	8.6%
Benchmark: Russell 3000			15.0%	11.7%	13.7%	13.5%	6.5%
Conservative Growth (5%-35% Equity Exposure)	$516.8	4/1/1992	9.4%	5.8%	5.3%	4.5%	6.0%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			7.4%	5.4%	5.1%	4.7%	6.2%
Aggregate Fixed Income	$189.5	1/1/1984	8.1%	5.5%	4.3%	3.6%	7.2%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			7.0%	5.2%	4.2%	3.6%	7.1%
Rainier International Small Cap	$920.2	3/28/2012	32.1%	9.2%	10.9%	N/A (1)	13.0%
Benchmark: MSCI ACWIxUS Small Cap Index			7.0%	0.9%	6.8%	N/A (1)	5.8%
Disciplined Value US (5)	$1,133.1	1/1/2013	(2.8)%	5.6%	10.3%	N/A (1)	12.2%
Benchmark: Russell 1000 Value			(5.0)%	2.6%	7.7%	N/A (1)	11.4%
__________________________

(1)	Performance not available given the product's inception date.

(2)	Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.

(3)
Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988- 09/30/2020. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg Barclays U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russell 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg Barclays U.S. Aggregate Bond Index ("BAB").

(4)
Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987, the 30/10/60 Blended Index from 01/01/1988-12/31/2019, and the 30/10/30/30 Blended Index from 01/01/2020 to 09/30/2020. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB. The 30/10/30/30 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, 30% BAB, and 30% Barclays Intermediate Aggregate Bond Index.

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
We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $5.6 billion, or 29%, of our AUM as of September 30, 2020. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $13.6 billion, or 71%, of our AUM as of September 30, 2020, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended September 30, 2020 approximately 98% of our revenue was earned from clients located in the United States.
We earn distribution and servicing fees for providing services to our affiliated mutual funds. Revenue is computed and earned daily based on a percentage of AUM.
We earn custodial service fees for administrative and safeguarding services performed by Exeter Trust Company. Fees are calculated as a percentage of the client's market value with additional fees for certain transactions.
During the first quarter of 2019, we completed the effort to restructure fees for many of our mutual fund and collective trust vehicles. The impacts on our overall revenue margins and operating expenses are described below in the discussion of results for the three and nine months ended September 30, 2020.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 88.2% in Manning & Napier Group as of September 30, 2020 and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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
Revision of Previously Reported Consolidated Statements of Operations
In the quarter ended September 30, 2020, we revised our sales channel classification of certain 2020 and 2019 investment management revenues to properly present these revenues as either wealth management or institutional and intermediary investment management revenues. The reclassification had no impact on total revenue, operating income, or net income. See Note 2, “Summary of Significant Accounting Policies - Revision of Previously Reported Consolidated Statements of Operations” to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Assets Under Management
The following table reflects changes in our AUM for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		Period-to-Period
	2020	2019	$	%
	(in millions)
Wealth Management (4)
Beginning assets under management	$8,334.4	$9,397.9	$(1,063.5)	(11)%
Gross client inflows (1)	250.7	231.6	19.1	8%
Gross client outflows (1)	(304.9)	(664.7)	359.8	(54)%
AUM Reclassification (3)	(266.8)	—	(266.8)	NM
Market appreciation (depreciation) & other (2)	89.2	(589.9)	679.1	(115)%
Ending assets under management	$8,102.6	$8,374.9	$(272.3)	(3)%
Average AUM for period	$8,093.3	$8,559.4
Institutional and Intermediary (4)
Beginning assets under management	$10,305.9	$11,852.9	$(1,547.0)	(13)%
Gross client inflows (1)	343.7	372.1	(28.4)	(8)%
Gross client outflows (1)	(674.8)	(972.3)	297.5	(31)%
AUM Reclassification (3)	266.8	—	266.8	NM
Market appreciation (depreciation) & other (2)	900.9	845.6	55.3	7%
Ending assets under management	$11,142.5	$12,098.3	$(955.8)	(8)%
Average AUM for period	$11,129.6	$12,317.3
Total assets under management
Beginning assets under management	$18,640.3	$21,250.8	$(2,610.5)	(12)%
Gross client inflows (1)	594.4	603.7	(9.3)	(2)%
Gross client outflows (1)	(979.7)	(1,637.0)	657.3	(40)%
Market appreciation (depreciation) & other (2)	990.1	255.7	734.4	287%
Ending assets under management	$19,245.1	$20,473.2	$(1,228.1)	(6)%
Average AUM for period	$19,222.9	$20,876.7
________________________
NM - Percentage change not meaningful

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)
Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

(3)
During the third quarter of 2020, the Company identified certain Institutional and Intermediary assets that were incorrectly allocated to the Wealth Management Sales Channel as of June 30, 2020. The difference had no impact to total AUM or AUM by Portfolio as of June 30, 2020 and were reclassified to the appropriate Sales Channel during the third quarter of 2020.

(4)
AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

Our total AUM decreased by $1.2 billion from $20.5 billion at September 30, 2019 to $19.2 billion at September 30, 2020. The decrease was attributable to net client outflows of $3.5 billion, partially offset by market appreciation of $2.3 billion. Net client outflows consisted of approximately $0.8 billion of net outflows for wealth management and $2.7 billion for institutional and intermediary. By portfolio, the rates of change in AUM from September 30, 2019 to September 30, 2020 consisted of a $1.2 billion, or 19% decrease in our equity portfolio, a $19.8 million, or 0.1% decrease in our blended asset portfolio, and a decrease of approximately $48.7 million, or 5% in our fixed income portfolio.

We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $1.0 billion during the quarter ended September 30, 2020, a 40% decrease from the quarter ended September 30, 2019. Gross outflows annualized as a percentage of our AUM, or turnover rate, for the three months ended September 30, 2020 was 12%.
The rate of gross client inflows was approximately $0.6 billion during the three months ended September 30, 2020, consistent with the quarter ended September 30, 2019. We believe that by demonstrating stability in client AUM and in our organization, and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM increase of approximately $0.6 billion, to $19.2 billion at September 30, 2020 from $18.6 billion at June 30, 2020 was attributable to market appreciation of $1.0 billion, partially offset by net client outflows of $0.4 billion. Net client outflows consisted of less than $0.1 billion for wealth management while net client outflows in institutional and intermediary were $0.3 billion. The blended investment gain was 1.1% in wealth management accounts and 8.7% in institutional and intermediary. By portfolio in the period, our AUM increased by $0.3 billion in our blended asset portfolio, $0.3 billion in our equity portfolio, and increased by $1.5 million in our fixed income portfolio.
As of September 30, 2020, the composition of our AUM was 42% in wealth management and 58% in institutional and intermediary, compared to 41% in wealth management and 59% in institutional and intermediary at September 30, 2019. The composition of our AUM across portfolios at September 30, 2020 was 70% in blended assets, 25% in equity, and 5% in fixed income, compared to 65% in blended assets, 30% in equity, 5% in fixed income at September 30, 2019.
For our wealth management channel, gross client inflows of less than $0.3 billion were offset by $0.3 billion of gross client outflows during the three months ended September 30, 2020. The $0.3 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and less than $0.1 billion into both our equity and fixed income portfolios. Outflows during the quarter were $0.3 billion, or 86% from blended portfolios, less than $0.1 billion, or 12% from equity, and less than $0.1 billion, or 2% from fixed income portfolios, respectively.
Gross client inflows of $0.3 billion were offset by gross client outflows of $0.7 billion within our institutional and intermediary channel during the three months ended September 30, 2020. Gross client inflows include approximately $0.2 billion into our blended asset portfolios and less than $0.1 billion into both our equity and fixed income portfolios. With regard to gross client outflows, $0.5 billion, or 73% was from our blended asset portfolios, $0.2 billion or 23% was from our equity portfolios, and less than $0.1 billion, or 4% was from our fixed income portfolios.

The following table sets forth our results of operations and related data for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		Period-to-Period
	2020	2019	$	%
	(in thousands, except share data)
Revenues
Management Fees
Wealth management	$13,743	$14,181	$(438)	(3)%
Institutional and intermediary	13,534	14,815	(1,281)	(9)%
Distribution and shareholder servicing	2,424	2,570	(146)	(6)%
Custodial services	1,577	1,763	(186)	(11)%
Other revenue	789	849	(60)	(7)%
Total revenue	32,067	34,178	(2,111)	(6)%
Expenses
Compensation and related costs	18,605	19,504	(899)	(5)%
Distribution, servicing and custody expenses	2,596	2,959	(363)	(12)%
Other operating costs	6,611	8,286	(1,675)	(20)%
Total operating expenses	27,812	30,749	(2,937)	(10)%
Operating income	4,255	3,429	826	24%
Non-operating income (loss)
Non-operating income (loss), net	550	3,298	(2,748)	(83)%
Income before provision for income taxes	4,805	6,727	(1,922)	(29)%
Provision for income taxes	1,738	150	1,588	1,059%
Net income attributable to controlling and noncontrolling interests	3,067	6,577	(3,510)	(53)%
Less: net income attributable to noncontrolling interests	560	5,753	(5,193)	(90)%
Net income attributable to Manning & Napier, Inc.	$2,507	$824	$1,683	204%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.15	$0.05
Diluted	$0.13	$0.05
Weighted average shares of Class A common stock outstanding
Basic	16,176,280	15,290,595
Diluted	18,928,954	15,600,686

Other financial and operating data
Economic income (1)	$5,219	$5,177	$42	1%
Economic net income (1)	$3,170	$3,676	$(506)	(14)%
Economic net income per adjusted share (1)	$0.14	$0.05
Weighted average adjusted Class A common stock outstanding(1)	22,395,521	79,033,403
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

Revenues
Wealth management revenue decreased by $0.4 million, or 3%, to $13.7 million for the three months ended September 30, 2020 from $14.2 million for the three months ended September 30, 2019. This decrease is driven primarily by a 5%, or $0.5 billion, decrease in our average wealth management AUM for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. At September 30, 2020 the concentration of investments in our wealth management assets were 91% blended assets, 6% equity and 3% fixed income, compared to 79% blended assets, 18% equity and 3% fixed income as of September 30, 2019.
Institutional and intermediary revenue decreased by $1.3 million, or 9%, to $13.5 million for the three months ended September 30, 2020 from $14.8 million for the three months ended September 30, 2019. This decrease is driven primarily by a 10%, or $1.2 billion, decrease in our average institutional and intermediary AUM for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. As of September 30, 2020, the concentration of assets in our institutional and intermediary was 54% blended assets, 39% equity and 7% fixed income, compared to 56% blended assets, 38% equity and 6% fixed income as of September 30, 2019.
Distribution and shareholder servicing revenue decreased by $0.1 million, or 6%, to $2.4 million for the three months ended September 30, 2020 from $2.6 million for the three months ended September 30, 2019. This decrease was driven by a reduction in mutual fund and collective investment trust average AUM of 8% for the same period.
Custodial services revenue decreased by $0.2 million, or 11%, to $1.6 million for the three months ended September 30, 2020 from $1.8 million for the three months ended September 30, 2019. The decrease primarily relates to decreases in our collective investment trust AUM.
Operating Expenses
Our operating expenses decreased by $2.9 million, or 10%, to $27.8 million for the three months ended September 30, 2020 from $30.7 million for the three months ended September 30, 2019.
Compensation and related costs decreased by $0.9 million, or 5%, to $18.6 million for the three months ended September 30, 2020 from $19.5 million for the three months ended September 30, 2019. This decrease in the current quarter compared to the third quarter of 2019 was driven by a decrease in our workforce and a reduction in employee severance costs, partially offset by an increase in the estimated incentive compensation for our investment team resulting from investment performance. When considered as a percentage of revenue, compensation and related costs was 58% for the three months ended September 30, 2020 and 57% for the three months ended September 30, 2019. Given the declines in our revenue, we anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $0.4 million, or 12%, to $2.6 million for the three months ended September 30, 2020 from $3.0 million for the three months ended September 30, 2019. The decrease was generally driven by a 8% reduction in mutual fund and collective investment trust average AUM for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.18% for the three months ended September 30, 2020, compared to 0.19% for the three months ended September 30, 2019.
Other operating costs for the three months ended September 30, 2020 were $6.6 million, as compared to $8.3 million for the three months ended September 30, 2019. We recognized a $1.2 million gain, which offset other operating costs, in the third quarter of 2020 related to the reimbursement of prior expenses paid on behalf of our affiliated mutual funds and collective investment trusts ("the Funds and CITs") upon the settlement of the Funds and CITs claim against a third party. As a percentage of revenue, other operating costs were 21% for the three months ended September 30, 2020 and 24% for the three months ended September 30, 2019.

Non-Operating Income (Loss)
Non-operating income for the three months ended September 30, 2020 was $0.6 million, a decrease of $2.7 million, from non-operating income of $3.3 million for the three months ended September 30, 2019. The following table reflects the components of non-operating income (loss) for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		Period-to-Period
	2020	2019	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$—	$(13)	$13	(100)%
Interest and dividend income (1)	115	782	(667)	(85)%
Change in liability under tax receivable agreement (2)	24	(394)	418	(106)%
Net gains (losses) on investments (3)	411	40	371	928%
Gain on sale of business (4)	—	2,883	(2,883)	(100)%
Total non-operating income (loss)	$550	$3,298	$(2,748)	(83)%
__________________________

(1)
The decrease in interest and dividend income for the three months ended September 30, 2020 compared to 2019 is attributable to a decrease in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with a decrease in interest rates.

(2)
The change in the liability under the tax receivable agreement for both the three month periods ended September 30, 2020 and 2019 was driven by a change in our effective tax rate during the period and the corresponding increase in the payment of expected tax benefit under the tax receivable agreement.

(3)
The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

(4)	The gain on sale of business during the three months ended September 30, 2019 is due to the completion of the sale of our wholly-owned subsidiary Perspective Partners, LLC on August 30, 2019.
Provision for Income Taxes
Our provision for income taxes was $1.7 million for the three months ended September 30, 2020, compared to a provision of $0.2 million for the three months ended September 30, 2019. The increase in the provision for income taxes during the current quarter compared to the third quarter of 2019 is due to the redemption and subsequent retirement of Class A units of Manning & Napier Group during the second quarter of 2020. The redemption resulted in an increase of Manning & Napier, Inc.'s ownership of Manning & Napier Group from 19.5% to 88.2%. Accordingly, a higher portion of Manning & Napier Group's earnings are subject to taxation at the C-Corporation level.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Assets Under Management
The following table reflects changes in our AUM for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,		Period-to-Period
	2020	2019	$	%
	(in millions)
Wealth Management (3)
Beginning assets under management	$8,716.4	$8,700.9	$15.5	—%
Gross client inflows (1)	646.1	621.7	24.4	4%
Gross client outflows (1)	(1,040.9)	(1,550.7)	509.8	(33)%
Market appreciation (depreciation) & other (2)	(219.0)	603.0	(822.0)	(136)%
Ending assets under management	$8,102.6	$8,374.9	$(272.3)	(3)%
Average AUM for period	$7,903.8	$8,515.5
Institutional and Intermediary (3)
Beginning assets under management	$10,763.7	$11,462.7	$(699.0)	(6)%
Gross client inflows (1)	1,169.9	1,253.1	(83.2)	(7)%
Gross client outflows (1)	(2,279.6)	(2,782.0)	502.4	(18)%
Market appreciation (depreciation) & other (2)	1,488.5	2,164.5	(676.0)	(31)%
Ending assets under management	$11,142.5	$12,098.3	$(955.8)	(8)%
Average AUM for period	$10,869.2	$12,301.4
Total assets under management
Beginning assets under management	$19,480.1	$20,163.6	$(683.5)	(3)%
Gross client inflows (1)	1,816.0	1,874.8	(58.8)	(3)%
Gross client outflows (1)	(3,320.5)	(4,332.7)	1,012.2	(23)%
Market appreciation (depreciation) & other (2)	1,269.5	2,767.5	(1,498.0)	(54)%
Ending assets under management	$19,245.1	$20,473.2	$(1,228.1)	(6)%
Average AUM for period	$18,773.0	$20,816.9
________________________

(1)	Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

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

Our total AUM decreased by $1.2 billion from $20.5 billion at September 30, 2019 to $19.2 billion at September 30, 2020. The decrease was attributable to net client outflows of $3.5 billion, partially offset by market appreciation of $2.3 billion. Net client outflows consisted of approximately $0.8 billion of net outflows for wealth management and $2.7 billion for institutional and intermediary. By portfolio, the rates of change in AUM from September 30, 2019 to September 30, 2020 consisted of a $1.2 billion, or 19% decrease in our equity portfolio, a $19.8 million, or 0.1% decrease in our blended asset portfolio, and a decrease of $48.7 million, or 5% in our fixed income portfolio.
We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $3.3 billion during the nine months ended September 30, 2020, a 23% improvement from the same period through September 30, 2019. While we have experienced an improvement in the rate of outflows, gross client inflows were approximately $1.8 billion during the nine months ended September 30, 2020, a 3% decrease compared to the same period in 2019. We believe that changes in our organization and macro trends towards passive investing have all played a role in this trend. We believe that by demonstrating stability in client AUM and in our organization, along with continuing to improve long-term track records and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM decrease of $0.2 billion, or 1%, to $19.2 billion at September 30, 2020 from $19.5 billion at December 31, 2019 was attributable to net client cash outflows of $1.5 billion, partially offset by market appreciation of $1.3 billion. Included in net client flows during the nine months ended September 30, 2020 were net client outflows in wealth management of approximately $0.4 billion and institutional and intermediary of approximately $1.1 billion. The blended investment loss was 2.5% in wealth management and the blended investment gain was 13.8% in institutional and intermediary. By portfolio, our $0.2 billion AUM decrease was derived from decreases of $116.2 million, or 2%, in our equity portfolio, $105.6 million, or 1%, in our blended asset portfolio and $13.2 million, or 1%, in our fixed income portfolio.
As of September 30, 2020, the composition of our AUM was 42% in wealth management and 58% in institutional and intermediary, compared to 41% in wealth management and 59% in institutional and intermediary at September 30, 2019. The composition of our AUM across portfolios at September 30, 2020 was 70% in blended assets, 25% in equity, and 5% in fixed income, compared to 65% in blended assets, 30% in equity, and 5% in fixed income as of September 30, 2019.
With regard to our wealth management channel, gross client inflows of $0.6 billion were offset by approximately $1.0 billion of gross client outflows during the nine months ended September 30, 2020. The $0.6 billion of gross client inflows included $0.5 billion into our blended asset portfolios, and less than $0.1 billion into both our equity portfolios and fixed income portfolios. Outflows during the nine months ended September 30, 2020 were $1.0 billion, with 71% from blended portfolios, 19% from equity, and 10% from fixed income portfolios, respectively. The annualized separate account retention rate was 95% for the nine months ended September 30, 2020, up from 87% for the rolling twelve months ended September 30, 2020. We believe the improvement is further support that our overall servicing efforts, importantly including our value-added advisory services, are effective in supporting long-term relationships.
Net client outflows of $1.1 billion from our institutional and intermediary channel included gross client inflows of $1.2 billion offset by gross client outflows of $2.3 billion during the nine months ended September 30, 2020. Gross client inflows into our blended asset portfolios, represented $0.7 billion, or 61%, of institutional and intermediary gross client inflows during the nine months ended September 30, 2020. With regard to gross client outflows, $1.7 billion, or 74%, of institutional and intermediary gross client outflows were from blended asset institutional and intermediary products.

The following table sets forth our results of operations and other data for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,		Period-to-Period
	2020	2019	$	%
	(in thousands, except share data)
Revenues
Management Fees
Wealth management	$41,335	$42,913	$(1,578)	(4)%
Institutional and intermediary	38,255	44,927	(6,672)	(15)%
Distribution and shareholder servicing	7,117	7,760	(643)	(8)%
Custodial services	4,639	5,258	(619)	(12)%
Other revenue	2,176	2,411	(235)	(10)%
Total revenue	93,522	103,269	(9,747)	(9)%
Expenses
Compensation and related costs	55,247	61,113	(5,866)	(10)%
Distribution, servicing and custody expenses	7,834	9,736	(1,902)	(20)%
Other operating costs	21,197	25,232	(4,035)	(16)%
Total operating expenses	84,278	96,081	(11,803)	(12)%
Operating income	9,244	7,188	2,056	29%
Non-operating income (loss)
Non-operating income (loss), net	(1,087)	6,248	(7,335)	(117)%
Income before provision for income taxes	8,157	13,436	(5,279)	(39)%
Provision for (benefit from) income taxes	(28)	723	(751)	(104)%
Net income attributable to controlling and noncontrolling interests	8,185	12,713	(4,528)	(36)%
Less: net income attributable to noncontrolling interests	3,274	10,914	(7,640)	(70)%
Net income attributable to Manning & Napier, Inc.	$4,911	$1,799	$3,112	173%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.30	$0.12
Diluted	$0.15	$0.12
Weighted average shares of Class A common stock outstanding
Basic	16,041,128	15,163,205
Diluted	48,339,759	15,466,339

Other financial and operating data
Economic income (1)	$10,248	$13,220	$(2,972)	(22)%
Economic net income (1)	$8,707	$9,386	$(679)	(7)%
Economic net income per adjusted share (1)	$0.17	$0.12
Weighted average adjusted Class A common stock outstanding (1)	50,460,114	79,553,585
________________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Wealth management revenue decreased by $1.6 million, or 4%, to $41.3 million for the nine months ended September 30, 2020 from $42.9 million for the nine months ended September 30, 2019. This decrease is driven primarily by a 7% decrease in our average wealth management AUM for the nine months ended September 30, 2020 compared to the nine months ended

September 30, 2019. As of September 30, 2020, the concentration of assets in our wealth management channel was 91% blended assets, 6% equity and 3% fixed income, compared to 79% blended assets, 18% equity and 3% fixed income as of September 30, 2019.
Institutional and intermediary revenue decreased by $6.7 million, or 15%, to $38.3 million for the nine months ended September 30, 2020 from $44.9 million for the nine months ended September 30, 2019. This decrease is driven primarily by a 12%, or $1.4 billion, decrease in average institutional and intermediary AUM for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. As of September 30, 2020 the concentration of assets in our institutional and intermediary channel was 54% blended assets, 39% equity and 7% fixed income, compared to 56% blended assets, 38% equity and 6% fixed income as of September 30, 2019.
Distribution and shareholder servicing revenue decreased by $0.6 million, or 8%, to $7.1 million for the nine months ended September 30, 2020 from $7.8 million for the nine months ended September 30, 2019. This decrease is driven by a reduction in mutual fund and collective investment trust average AUM of 13% for the same period.
Custodial services revenue decreased by $0.6 million, or 12%, to $4.6 million for the nine months ended September 30, 2020 from $5.3 million for the nine months ended September 30, 2019. The decrease primarily relates to decreases in our collective trust AUM.
Operating Expenses
Our operating expenses decreased by $11.8 million, or 12%, to $84.3 million for the nine months ended September 30, 2020 from $96.1 million for the nine months ended September 30, 2019.
Compensation and related costs decreased by $5.9 million, or 10%, to $55.2 million for the nine months ended September 30, 2020 from $61.1 million for the nine months ended September 30, 2019. This change was primarily driven by a decrease in our workforce, coupled with a reduction in employee severance costs. This decrease was partially offset by an increase in the estimated incentive compensation for our investment team resulting from investment performance. When considered as a percentage of revenue, compensation and related costs was 59% for both the nine months ended September 30, 2020 and 2019. Given the declines in our revenue, we anticipate that our compensation ratio as a percentage of revenue will remain elevated in the near term compared to prior periods.
Distribution, servicing and custody expenses decreased by $1.9 million, or 20%, to $7.8 million for the nine months ended September 30, 2020 from $9.7 million for the nine months ended September 30, 2019. The decrease was generally attributable to a 13% decrease in mutual fund and collective investment trust average AUM for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, coupled with the completion of MNA's mutual fund fee restructure initiative during the first quarter of 2019, where a portion of these expenses are now borne by the mutual funds directly. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.19% for the nine months ended September 30, 2020, compared to 0.21% for the nine months ended September 30, 2019.
Other operating costs decreased by $4.0 million, or 16%, to $21.2 million for the nine months ended September 30, 2020 from $25.2 million for the nine months ended September 30, 2019. This decrease was driven primarily by a $1.2 million gain recognized during the third quarter of 2020, which offset other operating costs, related to the reimbursement of prior expenses paid on behalf the Funds and CITs upon the settlement of their claim against a third party. This gain was coupled with an overall reduction in operational costs resulting from COVID-19, including a decrease in travel and facility costs. As a percentage of revenue, other operating costs for the nine months ended September 30, 2020 was 23% compared to 24% for nine months ended September 30, 2019.

Non-Operating Income (Loss)
Non-operating loss for the nine months ended September 30, 2020 was $1.1 million, a decrease of $7.3 million, from non-operating income of $6.2 million for the nine months ended September 30, 2019. The following table reflects the components of non-operating income (loss) for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,		Period-to-Period
	2020	2019	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(5)	$(26)	$21	(81)%
Interest and dividend income (1)	835	2,428	(1,593)	(66)%
Change in liability under tax receivable agreement (2)	(1,912)	(199)	(1,713)	861%
Net gains (losses) on investments (3)	(5)	1,162	(1,167)	(100)%
Gain on sale of business (4)	—	$2,883	$(2,883)	(100)%
Total non-operating income	$(1,087)	$6,248	$(7,335)	(117)%
__________________________

(1)
The decrease in interest and dividend income for the nine months ended September 30, 2020 compared to 2019 is attributable to a decrease in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with a decrease in interest rates.

(2)
The change in the liability under the tax receivable agreement for the nine months ended September 30, 2020 is driven by an increase in the Company's expected tax benefits under the tax receivable agreement with the other holders of units of Manning & Napier Group and the corresponding changes in the payment of such benefits. The change during the nine months ended September 30, 2020 is driven by the tax benefits realized with the enactment of the CARES Act.

(3)
The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

(4)	The gain on sale of business during the nine months ended September 30, 2019 is due to the completion of the sale of our wholly-owned subsidiary Perspective Partners, LLC on August 30, 2019.
Provision for Income Taxes
We recognized a benefit from income taxes of less than $0.1 million for the nine months ended September 30, 2020, compared to a provision for income taxes of $0.7 million for the nine months ended September 30, 2019. The change is attributed to the enactment of the CARES Act which includes, among other things, the elimination of certain restrictions on net operating losses. As a result, we recognized an income tax benefit related to the favorable rate applied to our net operating losses. This decrease is partially offset by a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level due to Manning & Napier Inc.'s increased ownership of Manning & Napier Group as a result of the redemption completed on May 11, 2020.
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

Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense (benefit) at an effective rate of 39.3% and 29.0% for the three months ended September 30, 2020 and 2019, respectively, and 15.0% and 29.0% for the nine months ended September 30, 2020 and 2019, respectively, reflecting assumed federal, state and local income taxes.
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
The following table sets forth, for the periods indicated, our other financial and operating data:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except share data)
Economic income (loss) (Non-GAAP)	$5,219	$5,177	$10,248	$13,220
Economic net income (Non-GAAP)	$3,170	$3,676	$8,707	$9,386
Economic net income per adjusted share (Non-GAAP)	$0.14	$0.05	$0.17	$0.12
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	22,395,521	79,033,403	50,460,114	79,553,585

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$2,507	$824	$4,911	$1,799
Add back: Net income (loss) attributable to noncontrolling interests	560	5,753	3,274	10,914
Add back: Provision for (benefit from) income taxes	1,738	150	(28)	723
Income (loss) before provision for (benefit from) income taxes	$4,805	$6,727	$8,157	$13,436
Add back: Strategic restructuring and transaction costs, net (1)	414	(1,550)	2,091	(216)
Economic income (loss) (Non-GAAP)	$5,219	5,177	10,248	13,220
Adjusted income taxes (Non-GAAP)	2,049	1,501	1,541	3,834
Economic net income (Non-GAAP)	$3,170	$3,676	$8,707	$9,386

Weighted average shares of Class A common stock outstanding - Basic	16,176,280	15,290,595	16,041,128	15,163,205
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	2,021,781	62,034,200	30,713,850	62,617,270
Weighted average unvested restricted stock units and share awards	3,562,979	1,708,608	3,306,941	1,773,110
Weighted average vested stock options	634,481	—	398,195	—
Weighted average adjusted shares (Non-GAAP)	22,395,521	79,033,403	50,460,114	79,553,585

Economic net income per adjusted share (Non-GAAP)	$0.14	$0.05	$0.17	$0.12
__________________________

(1) Strategic restructuring and transaction costs, net, are included in the following financial statement line items of our Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Compensation and related costs	$63	$677	$903	$1,787
Other operating costs	351	656	1,188	880
Gain on sale of business	—	(2,883)	—	(2,883)
Total strategic restructuring and transaction costs	$414	$(1,550)	$2,091	$(216)

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations and cash and cash equivalents on hand. Our financial condition at September 30, 2020 was highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investment securities held by us for the purpose of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$52,175	$67,088
Accounts receivable	$10,866	$10,182
Investment securities	$23,439	$90,467
Amounts payable under tax receivable agreement (1)	$19,433	$17,521
________________________

(1)
In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2020 and December 31, 2019, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.

We have no material assets other than our ownership of Class A units of Manning & Napier Group and, accordingly, will depend on distributions from Manning & Napier Group to pay taxes and operating expenses, as well as any dividends we may pay. As managing member of Manning & Napier Group, we will determine the timing and amount of any distributions to be paid to its members. We intend to cause Manning & Napier Group to distribute cash to its members, including us, in an amount sufficient to cover taxes and operating expenses, including dividends, if any, declared by us. If we do cause Manning & Napier Group to make such distributions, M&N Group Holdings, MNCC and any other holders of units of Manning & Napier Group will be entitled to receive equivalent distributions on a pari-passu basis. On April 22, 2020 the Board of Directors determined to suspend our quarterly cash dividend on our Class A common stock due to the market volatility and ongoing uncertainty resulting from the COVID-19 pandemic.
In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions.
On March 27, 2020, the U.S. government enacted the CARES Act which includes, among other things, the ability to carryback net operating losses from 2018, 2019 and 2020 to prior years. We expect to carryback net operating losses generated in 2018 and 2019 to prior years and claim refunds when the federal corporate tax rate was 34% compared to the current statutory rate of 21%. During the nine months ended September 30, 2020, we recognized an income tax benefit of approximately $2.3 million, related to the favorable rate applied to our net operating losses. As a result, we increased the amounts payable under the tax receivable agreement by $1.9 million, representing 85% of the applicable cash savings. As of September 30, 2020, we have recorded an estimated income tax refund of approximately $4.3 million within our prepaid expenses and other assets, of which we expect to pay out 85% under our tax receivable agreement. At this time, we do not anticipate the enactment of the CARES Act to have any other material impacts to our short- and long-term liquidity.
A state is currently auditing the Company's 2016, 2017 and 2018 corporate tax returns. The audit is expected to be completed in 2020. As of September 30, 2020, the audit is in process and the state is collecting and evaluating the data for which the Company has not recorded a liability for uncertain tax positions under ASC Topic 740, Income Taxes. The Company believes any potential increases to this liability, which could be up to approximately $1.3 million, would not result in a material change to its financial position.
As of September 30, 2020, a total of 2,021,781 units of Manning & Napier Group were held by the noncontrolling interests, including M&N Group Holdings and MNCC. Pursuant to the terms of the annual exchange process, such units may be tendered for exchange or redemption. On March 15, 2020, certain legacy shareholders and William Manning, the former Chairman of our Board of Directors, tendered a total of 60,012,419 Class A units, including 59,957,419 units held by William Manning, for cash or shares of our Class A common stock pursuant to the terms of the annual exchange process.
The independent directors, on behalf of the Company, decided to settle the transaction utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning. Manning & Napier Group completed the redemption on May 11, 2020, with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the redemption, the Class A units were retired and as a result, Manning & Napier's ownership of Manning & Napier Group increased from 19.5% to 88.2%.
Following the settlement of the redemption of Class A units of Manning & Napier Group, we have significantly less cash and cash equivalents to meet working capital requirements and liquidity needs. With approximately $75.6 million in cash and investment securities on hand as of September 30, 2020, we expect that we have sufficient liquidity available to meet our needs for the foreseeable future. We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements.
Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2020 and 2019. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense, gain on sale of intangible assets and gains on sale of business and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes, gain on sale of intangible assets, and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, payment of shares withheld to satisfy withholding requirements and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Nine months ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$11,199	$8,717
Net cash provided by investing activities	66,597	29,289
Net cash used in financing activities	(92,709)	(9,209)
Net change in cash and cash equivalents	$(14,913)	$28,797

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Operating Activities
Operating activities provided $11.2 million and $8.7 million of net cash for the nine months ended September 30, 2020 and 2019, respectively. This overall $2.5 million increase in net cash provided in operating activities for the nine months ended September 30, 2020 compared to 2019 was attributed to changes in operating assets and operating liabilities of approximately $1.7 million driven by the timing of payments, including compensation and benefits and other accrued costs, partially offset by increased implementation costs during the nine months ended September 30, 2020 related to our technology enhancements. The increase in net cash provided was also attributed to an increase in net income after adjustment for non-cash items of approximately $0.8 million during the nine months ended September 30, 2020 compared to the same period of 2019.
Investing Activities
Investing activities provided $66.6 million and $29.3 million of net cash for the nine months ended September 30, 2020 and 2019, respectively. This change was driven by an increase in cash from investing activities of $38.9 million due to our funding of and timing of activity within our investment securities, primarily related to the sale of investment securities in order facilitate the redemption of Class A units during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we received approximately $64.2 million, net, from the purchase and sale of certain securities for cash management purposes compared to $28.2 million in the same period of 2019. In addition, we received approximately $2.4 million and less than $0.1 million, net from seeding and redemption activity of certain seeded portfolios in the nine months ended September 30, 2020 and 2019, respectively. Our purchases of property and equipment was approximately $0.2 million during the nine months ended September 30, 2020 compared to $1.7 million in the same period of 2019.
Financing Activities
Financing activities used $92.7 million and $9.2 million of net cash for the nine months ended September 30, 2020 and 2019, respectively. This overall $83.5 million increase in net cash used in financing activities was primarily the result of an increase in cash used for the redemption of Class A units of Manning & Napier Group pursuant to the annual exchange process, existing since the time of our IPO, of $90.8 million in 2020 compared to $3.1 million in 2019. This increase of $87.7 million in 2020 compared to the prior year was due to a high number of units redeemed in 2020. The overall increase in cash used for financing activities was partially offset by a reduction in distributions to noncontrolling interests of $4.9 million. This decrease was due to lower net income during the nine months ended September 30, 2020 compared to the same period in 2019, coupled with the impact of the redemption of Class A units of Manning & Napier Group during 2020 that resulted in the increase in our ownership of Manning & Napier Group from 19.5% to 88.2%. In addition, during the nine months ended September 30, 2020 we used approximately $1.0 million for payment of shares withheld to satisfy withholding requirements on vested equity awards, compared to approximately $0.1 million during the same period in 2019.
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
On March 2, 2020, the Company’s Board of Directors had declared a $2.0 million distribution from Manning & Napier Group to its unit holders. Subsequent to March 3, 2020, there was significant disruption to global commercial activity as a result of the spread of COVID-19, which contributed to significant volatility and a decline in the value of many securities in the financial markets. As a result, the Company’s Board of Directors determined on March 24, 2020 to withdraw its approval of that distribution from Manning & Napier Group. In July 2020, the Board of Directors approved a $1.5 million distribution from Manning & Napier Group to Manning & Napier Inc. and the noncontrolling interests of Manning & Napier Group, of which approximately $0.2 million was paid to the noncontrolling interests of Manning & Napier Group. In October 2020, the Board of Directors approved a $1.3 million distribution from Manning & Napier Group to Manning & Napier Inc. and the noncontrolling interests of Manning & Napier Group, of which approximately $0.1 million was paid to the noncontrolling interests of Manning & Napier Group.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," we are not required to provide this information.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) in evaluating our business, industry, structure, future results and Class A common stock.
The information presented below updates and supplements those risk factors for events, changes and developments since the filing of the 2019 Form 10-K and should be read in conjunction with the risks and other information contained in the 2019 Form 10-K. The risks described in our 2019 Form 10-K, as updated below and summarized in Part I, Item 2 under the heading "Summary of Principal Risks" are not the only risks we face. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.
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

Our mutual fund and collective investment trust relationships may be terminated or not renewed for any number of reasons. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by such fund’s board, including by its independent members. Similarly, our investment management agreements with the collective investment trusts may be terminated at any time by Exeter Trust Company's board of directors, which includes independent members. As of September 30, 2020, mutual fund and collective investment trust relationships represent 29% of our AUM and 29% of our revenue for the quarter ended September 30, 2020.
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
The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have an adverse effect on our business. During the fiscal year ended December 31, 2019 and the quarter ended September 30, 2020, other than our relationship with the Fund, there were no customers that provided over 10 percent of our total revenue.
We may not realize the expected benefits from our restructuring plan and other operational improvement initiatives relating to our strategic review of our business.
We commenced a strategic review of our business upon the appointment of our new Chief Executive, Marc Mayer, in early 2019. Our comprehensive review resulted in changes to our overall distribution strategy, our suite of investment offerings, and our operational platform. The objective of this review was to improve financial results for stockholders and investment results for clients by more clearly prioritizing our strengths, eliminating distractions and sub-scale offerings, and increasing productivity across the firm through improved technology. As a result of this strategic review, we incurred approximately
$11.1 million of strategic restructuring and transaction costs during 2019 (excluding a $2.9 million gain on the sale of PPI). These charges consisted of $3.4 million of employee severance costs and $7.7 million of other operating costs, which included approximately $6.3 million of impairment charges stemming from the write-off of existing contracts that we will not be utilizing as we move forward with a new third-party service provider to leverage its platform in an effort to expand our digital capabilities. During the nine months ended September 30, 2020, we recognized $2.1 million of strategic restructuring and transaction costs and we will likely incur additional costs in the future as a result of this strategic review. There can be no assurance that the costs of undertaking our operational improvement initiatives will be offset by future earnings that may result from the improvements, and it is possible that we will not realize the expected benefits from our operational improvement initiatives to the extent we anticipate or at all.
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

During the first quarter of 2020 when the COVID-19 pandemic began, there was a global market downturn which caused a decline in our AUM primarily due to market depreciation. While our AUM as of September 30, 2020 has since increased by $2.2 billion since March 31, 2020, our AUM has decreased by $0.2 billion, or 1%, since December 31, 2019. The decrease was driven by net client cash outflows of $1.5 billion, partially offset by market appreciation of $1.3 billion. If these conditions continue, our business, financial condition, results of operations and cash flows may be materially adversely impacted for an extended period of time.
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
We depend on the skills, expertise and institutional knowledge of our key employees, including qualified investment and sales professionals and members of our senior management team, and our success depends on our ability to retain such key employees. Our investment professionals possess substantial experience in investing and have been primarily responsible for the historically attractive investment performance we have achieved. We particularly depend on our executive officers as well as senior members of our research department. As part of our strategic review of our business, we have experienced a reduction in headcount from 366 at January 1, 2019 to 281 employees at September 30, 2020. This and any future reductions to headcount may result in the loss of expertise and institutional knowledge and could adversely affect our business.
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
As of September 30, 2020, approximately 21% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. An increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have earned in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have earned are typically revised monthly. The historical performance and ratings and rankings included in this report are as of September 30, 2020 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings earned at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
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
New Hampshire banking laws applicable to our trust company include change in control restrictions.
Our subsidiary, Exeter Trust Company (“ETC”), is established under the laws of New Hampshire. The New Hampshire Revised Statutes Annotated require that an application be filed with the Bank Commissioner for prior approval in the event of a change of ownership or a change of control. If any person intends to acquire directly or indirectly 10 percent or more of the voting shares of the Company, then a “change of ownership” of ETC will occur. Likewise, the direct or indirect transfer of ownership of more than 50 percent of the voting shares of the Company will result in a “change of control” of ETC. Approval of the application by the Bank Commissioner may take 90 days or longer.
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
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. We have recorded the estimated impacts of the Tax Cuts and Jobs Act and the CARES Act on the liability under the tax receivable agreement. Assuming no new material changes in the relevant tax law, the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us is approximately $22.5 million as of September 30, 2020. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $19.4 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of September 30, 2020, we estimate that we would be required to pay up to approximately $20.3 million in the aggregate, which assumes the exchange of 2,021,781 units of Manning & Napier Group held by those other than us under the tax receivable agreement.

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
Due to the uncertainty in U.S. financial markets as a result of the COVID-19 pandemic in combination with the recent redemption pursuant to our annual exchange process, we may be subject to proxy contests and other forms of stockholder activism. In the event that any significant investor makes proposals concerning our operations, governance or other matters, or seeks to change our board of directors, our review and consideration of such proposals may require the devotion of a significant amount of time by our management and employees and could require us to expend significant resources. Further, if our board of directors, in exercising its fiduciary duties, disagrees with or determines not to pursue the strategic direction suggested by an activist stockholder, our business could be adversely affected by responding to a costly and time-consuming proxy contest or other actions from an activist stockholder that will divert the attention of our management and employees, interfere with our ability to execute our strategic plan, result in the loss of business opportunities and clients, and make it more difficult for us to attract and retain qualified personnel and business partners.
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
Item 5. Other Information

Effective October 20, 2020, the Board of Directors adopted a Director Resignation Policy (the “Resignation Policy”). Under the Resignation Policy, in an uncontested election of directors, director nominees who receive a greater number of votes withheld from their election than for their election must tender their resignation to the chairman of the Board within five business days of when the stockholder vote is certified.
Under the Resignation Policy, the Nominating and Corporate Governance Committee of the Board of Directors (the “NCGC”) will consider the tendered resignation and recommend to the Board of Directors whether to accept or reject the resignation within 45 calendar days of the stockholder meeting. The Resignation Policy requires the Board of Directors to act on the NCGC’s recommendation within 120 calendar days of the stockholder meeting. Following the decision of the Board of Directors, the Company will promptly file a Current Report on Form 8-K with the SEC to announce the decision and, if applicable, the factors considered in determining whether to accept or reject the resignation.
The Resignation Policy prohibits any director who is required to tender his or her resignation from participating in the NCGC’s recommendation or the Board’s determination on the director’s tendered resignation, and it provides for processes in the event the chairman, a majority of the members of the NCGC or all directors are required to tender their resignation. A copy of the Resignation Policy can be found under the “Investor Relations-Governance” section of the Company’s website at www.manning-napier.com. The contents of the Company’s website are not incorporated by reference into this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
3.1
Amended and Restated Bylaws of Manning & Napier, Inc., as of July 26, 2020 is incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2020

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

101
Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: November 16, 2020	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial and accounting officer)