Form 10-K
period 2020-12-31
Manning & Napier, Inc.
filed 2021-03-17
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes   ☐     No   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $42.3 million based on the closing price of $2.86 for one share of Class A common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2021
Class A common stock, $0.01 par value per share	17,141,004

__________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be held June 16, 2021 are incorporated by reference into Part III of this Form 10-K.

In this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "Annual Report"), “we,” “our,” “us,” the “Company,” “Manning & Napier” and the “Registrant” refers to Manning & Napier, Inc. and, unless the context otherwise requires, its direct and indirect subsidiaries and predecessors on a consolidated basis.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect the views of Manning & Napier, Inc. ("we," "our," or "us") with respect to, among other things, our future operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "could," "intends," "likely," "plans," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections of this report which include, without limitation: changes in securities or financial markets or general economic conditions; a decline in the performance of our products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; our ability to successfully deploy new technology platforms and upgrades; impacts from our share repurchase program and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
SUMMARY OF PRINCIPAL RISKS

The following factors are among the principal risks we face. For a more detailed description of the risks material to our business, see "Part I-Item 1A-Risk Factors" in this Annual Report on Form 10-K. The following summary should not be considered an exhaustive summary of the material risks we face and should be read in conjunction with the “Risk Factors”
section and the other information in this Annual Report. Some of the factors that could cause our results to differ materially from our expectations or beliefs include, without limitation;
•the impact of the COVID-19 pandemic on the U.S. and global economy and our assets under management ("AUM");
•the termination of contracts or relationships upon short or no notice or high rates of client sales and redemption activity;
•the inability to realize the expected benefits of our restructuring plan and other operational improvement initiatives;
•difficult market conditions, like those during the COVID-19 pandemic, impacting the performance of our strategies, impacting our ability to obtain attractive returns, or reducing our ability to deploy capital;
•any loss of key investment and sales professionals or members of senior management, or difficulty integrating new executives;
•concentration of our AUM in certain investment strategies or in certain geographic areas;
•the impact on our portfolios of foreign currency exchange risk and the impact of any foreign tax, political, social and economic uncertainty on any non-U.S. issuers in which our portfolios have invested;
•a reduction in the fees we are able to charge, increased expenses or reduced fee income from new products, or potential losses or failure of new products or portfolios;
•changes in key distribution relationships that reduce our revenues or increase the influence of third-party intermediaries on our mutual fund assets;
•failure to comply with investment guidelines set by our clients or limitations imposed by law;
•the occurrence of operational or trading errors due to the failure, interruption or cessation of our or third-party financial, accounting, trading, custodial, clearing, compliance and other data processing systems;
•the failure to effectively maintain, enhance and modernize our information technology systems and develop or deploy new technology platforms and upgrades;
•cybersecurity breaches impacting our operations or the failure to implement effective information and cybersecurity policies;
•reputational harm caused by employee misconduct or the failure to properly address conflicts of interest;
•the inability to insure our business and otherwise manage risks;
•the failure to comply with extensive regulatory requirements and changes in government policy;
•the inability to effectively compete in the investment management industry;
•catastrophic and unpredictable events, such as the COVID-19 pandemic, terrorist attacks and natural disasters;
•our dependence on Manning & Napier Group, LLC (“Manning & Napier Group”) for distributions to pay expenses and dividends, if any, to our stockholders;
•our obligation to make payments to holders of units of Manning & Napier Group for tax benefits we receive as a result of our structure pursuant to a tax receivable agreement; and
•provisions in our corporate documents, stockholder rights plan and Delaware law that could discourage, delay or prevent a change in control of the Company that some stockholders might consider to be in their best interests.

ii

PART I
Item 1.         Business.
Overview
Manning & Napier, Inc. is an independent investment management firm that provides our clients with a broad range of financial solutions and investment strategies, including wealth management services. Founded in 1970 and headquartered in Fairport, New York, we serve a diversified client base of high-net-worth individuals and institutions. We serve our clients both directly, through our Wealth Management division and our Institutional efforts, and indirectly, through our Intermediary Distribution Group, which works with third-party financial advisors to serve their end-investors. The institutions we serve include 401(k) plans, pension plans, Taft-Hartley multi-employer plans, endowments and foundations. Barron's has recognized Manning & Napier Advisors, LLC ("MNA") as the best actively managed fund family in their Fund Families of 2020 ranking. The ranking assesses the one-year relative performance of fund firms that offer a diversified lineup of actively managed mutual funds and exchange-traded funds ("ETFs"). The results are based on firms' skill in active management.
Our objective is to create and provide financial solutions to help our clients meet their needs. We believe our differentiation is based on delivering comprehensive solutions, high-touch service, and effective investment strategies in a custom-tailored, highly integrated manner.
We have built a diverse client base of high-net-worth individuals, small business owners, middle market institutions, larger institutions, defined contribution plans, and unions, as well as clients via investment consultants and other intermediaries. Although our client base is national, we are primarily focused in certain targeted geographic regions, including the northeastern and southeastern regions of the United States. Clients access our solutions and strategies via separately managed accounts, mutual funds, and collective investment trusts.
Our investment strategies are powered by multiple research engines, employing fundamental and quantitative approaches, and are offered as both single- and multi-asset class portfolios. While the mechanics of these processes may differ depending on the strategy, all of our strategies work from the underlying belief that active management is the best investment approach for meeting long-term client objectives. All of our multi-asset strategies fully incorporate dynamic asset allocation processes, and most strategies deliver active security selection as well.
We believe personalized financial advice is necessary to retain existing relationships and attract new clients. Our service approach is centered around our financial and advisor consultants, who manage the relationship and leverage internal subject matter experts for specific areas including financial planning, endowment and foundation consulting, qualified plan and pension plan services, and custody and trust advice and administration, depending on client need. We believe this team-based client service approach, value-added consultative services, and competitive long-term investment performance have allowed us to achieve a high average annual separate account retention rate.
The consistent philosophy and disciplined processes of our team-based, client-centric approach to investing has been central to delivering excellent investment outcomes to our clients during our 50 year history. As of December 31, 2020, we have 32 publicly-available mutual fund share classes rated with four or five stars by Morningstar, and a number of our investment strategies have built value-added track records over multiple decades.

Our active approach can cause us to be out of favor relative to benchmarks and/or peers over short time periods. These short-term performance deviations, coupled with challenging industry trends, especially among institutional investors, can lead to changes in assets under management ("AUM") trends over time. The following chart reflects our AUM for each of the last 10 years:
As of December 31, 2020, our investment management offerings include 41 distinct separate account composites and 32 mutual funds and collective investment trusts. We believe we have cultivated a robust menu of actively managed strategies that allow us to address client needs.
Our AUM as of December 31, 2020 by sales channel and portfolio were as follows:

The following table summarizes the annualized returns for several of our key investment strategies and relevant benchmarks. Since inception and over long-term periods, we believe our strategies have generated attractive returns on both an absolute and relative basis. We recognize, however, that some strategies have mixed track records over the past decade. These key strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 77% of our AUM as of December 31, 2020. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of our investment strategies.

Key Strategies	AUM as of December 31, 2020 (in millions)	Inception Date	Annualized Returns as of December 31, 2020 (1)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,752.9	1/1/1973	18.7%	10.9%	10.2%	8.1%	9.6%
Blended Index (3)			14.1%	9.4%	9.8%	8.2%	8.9%
Core Non-U.S. Equity	$727.6	10/1/1996	25.0%	10.0%	10.9%	5.7%	8.0%
Benchmark: ACWIxUS Index			10.7%	4.9%	8.9%	4.9%	5.5%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,718.5	1/1/1973	16.5%	9.5%	8.5%	6.7%	8.8%
Blended Index (4)			12.0%	8.2%	8.1%	6.9%	8.5%
Equity-Oriented (70%-100% Equity Exposure)	$1,369.9	1/1/1993	23.7%	14.2%	14.0%	10.1%	10.5%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg Barclays U.S. Aggregate Bond			17.2%	11.4%	12.6%	10.6%	9.0%
Equity-Focused Blend (50%-90% Equity Exposure)	$969.7	4/1/2000	19.9%	12.3%	11.5%	9.0%	7.3%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			15.8%	10.5%	11.3%	9.5%	6.8%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$624.5	1/1/1995	22.7%	15.4%	15.3%	11.5%	11.7%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			18.8%	12.6%	14.2%	12.0%	9.7%
Core U.S. Equity	$247.9	7/1/2000	23.4%	16.9%	17.0%	12.6%	9.1%
Benchmark: Russell 3000® Index			20.9%	14.5%	15.4%	13.8%	7.2%
Conservative Growth (5%-35% Equity Exposure)	$563.2	4/1/1992	11.4%	6.8%	5.8%	4.7%	5.1%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			8.6%	6.2%	5.7%	4.9%	5.2%
Aggregate Fixed Income	$190.3	1/1/1984	9.4%	5.9%	4.6%	3.8%	7.1%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			7.5%	5.3%	4.4%	3.8%	7.0%
Rainier International Small Cap	$1,081.8	3/28/2012	41.1%	12.8%	13.7%	N/A (2)	14.6%
Benchmark: MSCI ACWIxUS Small Cap Index			14.2%	4.6%	9.4%	N/A (2)	7.7%
Disciplined Value US	$1,259.7	1/1/2013	2.8%	7.0%	11.7%	N/A (2)	13.3%
Benchmark: Russell 1000 Value			2.8%	6.1%	9.7%	N/A (2)	12.9%
__________________________
(1)Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.
(2)Performance not available given the product's inception date.
(3)Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988-12/31/2020. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg Barclays U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russel 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg Barclays U.S. Aggregate Bond Index ("BAB").
(4)Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987 and the 30/10/60 Blended Index from 01/01/1988-12/31/2020. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB.

Response to the COVID-19 Pandemic
See "Item 7. Management's Discussion and Analysis" in this Annual Report for a discussion of the impact of COVID-19 on our business operations.
Our Strategy
Our mission is to provide financial solutions that enable clients to achieve their long-term goals and objectives. Our success will be measured by the success of our clients. We must effectively execute in delivering investment results, financial advice, and a superior client experience in order to retain business and attract new business.
Our strategy is focused on continuous refinement and improvement in these key areas. This includes the performance of our investment strategies, the comprehensiveness of our financial advice, and the quality of our client service. These three areas form the foundation of our business and require constant evolution.
To meet these goals, our firm has a number of strategic initiatives in place that we believe are designed to position our firm for sustainable, lasting success. For more detail on where we stand with our ongoing strategic initiatives, see "Item 7. Management's Discussion and Analysis" in this Annual Report for this discussion.
Investments
We believe that skillfully deployed active management, in all of its many forms, is an effective investment approach to achieving client goals across changing market environments. Whether investing in a country, industry, or individual company, we hold a strong belief that price matters across all of our strategies. We are focused on helping our clients avoid permanent loss of capital over long time horizons, which is different than managing day-to-day volatility.
All of our research engines deploy investment processes that are team-based in nature. By focusing on research teams instead of individuals, we believe we are better able to emphasize repeatable processes instead of star personalities, while helping protect clients from staff turnover. Our investment processes are designed to allow teams to collaborate and combine top-down, bottom-up, and quantitative research.
Additionally, we view environmental, social and governance ("ESG") integration as necessary for the future success of any investment manager. We have consistently considered ESG factors in our research analyses and risk assessments, and during 2020 we formalized our implementation of ESG analysis throughout our fundamental, core investment processes for equities and credits. ESG integration is also part of our quantitative strategies, including our ESG multi-asset class ETF strategies. We believe that in-depth insights on ESG factors, coupled with active engagement with companies and thoughtful voting in shareholder meetings, can be helpful in generating the investment outcomes our clients desire.
We believe our research department of several dozen primarily home-grown investment professionals enhance the consistency of our investment processes. As warranted, we may add to or supplement our research teams with additional investment professionals.
Dynamic financial markets result in a fast-changing industry, and we recognize the need for our investment strategies to continuously evolve. We regularly review seeded portfolios to ensure that we are supporting competitive strategies that resonate with clients, while simultaneously closing portfolios that are no longer viable. As of December 31, 2020, we have approximately $7.6 million invested in seed capital with our research teams in new strategy concepts and expect to continue to deploy capital to support innovation in the future.
Client Experience
Our business is based on confidence and trust. We believe we must deliver a client experience that communicates clearly, is collaborative, and is accountable to clients. We view our clients as our partners, and we recognize that building successful client-partner relationships leads to a natural expansion of our business.
As of December 31, 2020, we have over 30 client-facing professionals, who are responsible for maintaining existing relationships and cultivating new business. Referrals are also a key source of new business, further highlighting the importance of our comprehensive client service and solutions.
Our client-facing professionals focus on specific areas of expertise. Our Wealth Management group specializes in individuals and middle market relationships using a team-approach organized by region. Our Intermediary and Institutional teams cover wider territories and concentrate on larger institutions, consultants, and Taft-Hartley relationships, as well as third-party intermediaries. Our Portfolio Strategies Group specializes in providing support for all of our client-facing professionals.
Alongside these professionals, our Advisory Services team of internal subject-matter experts provide consultative advice tailored to individual client needs. For example, our experts have capabilities ranging from estate, tax and trust review for families, retirement and health plan design analysis for employers, and donor relations and planned giving services for endowments and foundations.

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
In order for our investment teams and client-centric personnel to be most effective, we believe we must also have excellence in our middle- and back-office functions. These include our technology, operations, human resources, and compliance functions, each of which play a critical role in forming the foundation of business success.
In particular, our technological strategy is focused on using software-as-a-service solutions while retaining in-house capabilities as needed. We believe that by leveraging the robust expertise of external providers, we can improve the nimbleness and efficiency of our organization. This approach provides the most update-to-date technology enabling a superior client experience, improving the employee experience, and streamlining operational processes. For example, in 2020, we introduced a new client portal to support our distribution initiatives as part of our digital transformation. The portal is the first deliverable of many expected from InvestCloud that is intended to improve our efficiency while enhancing our quality client service.
Competition
Historically, we have competed to attract business on the basis of:
•the breadth of financial solutions we offer clients in an integrated manner;
•the investment excellence and long-term track records of our strategies;
•the consultative advice we provide addressing clients’ unique challenges and needs;
•the quality of the client experience and the duration of our relationships with them; and
•the pricing of our solutions compared to competitors.

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

Structure
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts our organizational structure as of December 31, 2020.

______________________
(1)The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").
During 2020, the Company’s ownership of Manning & Napier Group increased from 19.5% to 88.6%, primarily due to our co-founder and the former Chairman of our Board of Directors, William Manning, tendering his 59,957,419 Class A units of Manning & Napier Group for exchange or redemption. Our independent directors, on behalf of the Company as managing member of Manning & Napier Group, determined to settle the transaction as a redemption. Manning & Napier Group paid approximately $90.7 million in cash for Mr. Manning's Class A units. Subsequent to the redemption the Class A units were retired and as a result, the Company's ownership of Manning & Napier Group increased from 19.5% to 88.2% as of May 11, 2020.
As of December 31, 2020, we had 276 employees, 271 of which are full-time, most of whom are based in our Fairport, New York office. During the COVID-19 pandemic almost all of our employees have been working remotely.
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
As an investment adviser, we have fiduciary duties to our clients that are broad and apply to our entire relationship with our clients. These duties require us to serve the best interest of our clients and not subordinate the client's interest to our own. The SEC has interpreted these duties to impose standards, requirements and limitations on, among other things:
•trading for proprietary, personal and client accounts;
•allocations of investment opportunities among clients;
•use of soft dollars;
•execution of transactions; and
•recommendations to clients.
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
As a registered adviser, we are subject to many additional requirements that cover, among other things:
•disclosure of information about our business to clients;
•maintenance of formal policies and procedures;
•maintenance of extensive books and records;
•restrictions on the types of fees we may charge;
•custody of client assets;
•client privacy;
•advertising; and
•solicitation of clients.
The SEC has authority to inspect any investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities (i) in accordance with applicable laws, (ii) consistent with disclosures made to clients and (iii) with adequate policies, procedures and systems to ensure compliance.
For the year ended December 31, 2020, 14% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 14% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs and investment portfolios of the Fund and the investment portfolios of the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the Fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with the Fund may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the Fund board after their initial term.

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
Manning & Napier Investor Services, Inc. ("MNBD"), our SEC-registered broker-dealer subsidiary is the distributor for the Fund and is subject to SEC rules and regulations, including the Uniform Net Capital Rule, which requires MNBD to maintain a certain level of liquid assets. MNBD complied with its net capital requirements during the year ended December 31, 2020.
As a limited purpose broker-dealer, MNBD primarily acts as distributor of the Fund and offers only limited brokerage services to certain customers of the Fund. MNBD does not offer or sell securities, other than the Fund, provide investment advice or carry customer accounts. While MNBD and its financial professionals do not act in a fiduciary capacity, they are subject to the full scope of Regulation Best Interest. Under Regulation Best Interest, MNBD and its financial professionals must adhere to a higher standard of care and act in a customer’s best interest when making security, strategy or account type recommendations, including recommendations to invest in the Fund.
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
Human Capital Management
We believe that our employees are the lifeblood of our business, and the long-term success of our clients and shareholders is highly dependent on the accomplishments of our people. To that end, we are heavily invested in the success of our people and work to ensure that there is strong economic alignment between our people and our clients and shareholders.
We believe deeply that character matters and that firms with great cultures and strongly held values stand a better chance of delivering excellent results for all stakeholders. We are fiduciaries, and for over 50 years, we have always understood in the most profound ways what it means to put clients' interests first.
As of December 31, 2020, we had 276 employees, the majority of whom are based in Fairport, New York. Women represented 43% of our workforce, while people of color represented 7%. The Executive Committee that is responsible for day-to-day operations of the firm is comprised of 30% female members, while 20% are people of color. Increasing the diversity of our firm, its leadership and its board is a stated objective for our management team and the board.

We are committed to a workplace of belonging, and our Committee for Diversity and Inclusion is a critical component in setting a tone where diversity is embraced, celebrated and utilized to drive better decision making and outcomes for all stakeholders. Our long-term goal is to have a workforce and a leadership team whose makeup is similar to the demographics of our country and the communities in which we do business. This will take time, but we are committed to making consistent progress.
Our goal is to foster a creative and innovative workplace that is a reflection of our values and the communities in which we operate. We are committed to attracting, developing and retaining a diverse team of highly talented and engaged employees to deliver superior solutions and provide excellent service to our clients. We want to be a destination of choice for the most capable and promising talent.
We devote significant resources to ensure that we have a deep bench of talented employees that have the necessary training to perform their duties, including firm-sponsored training and development activities, assistance for continuing professional education and tuition assistance for academic programs.
We strive for high levels of employee engagement to support our values-based culture. We provide employees with the tools and flexibility to maintain a healthy work-life balance. We are committed to frequent and meaningful communication with employees, and solicit regular feedback from them, both informally and via survey data. We employ a comprehensive objective setting and performance review process to ensure clear feedback is given and people know what is expected and how they are doing. Consistent with our values, we encourage openness and healthy debate.
Our compensation philosophy is designed to achieve alignment between our employees' interests and those of our clients and shareholders. Our investment professionals receive incentive compensation that is directly tied to the results they achieve for clients. While substantial outperformance allows our Research personnel to earn more than their target bonuses, as they did in 2020, substantial underperformance yields a negative bonus that must be earned back in future years. Beginning in 2021, for our more highly compensated personnel, those making more than $150,000 in total compensation, a portion of their incentive compensation will be deferred and invested in Manning & Napier mutual funds, ensuring that we are investing alongside our clients. We also award long term incentive compensation to about a third of our employees. These awards come in the form of restricted stock units of Manning & Napier Class A common stock, fostering an ownership culture and ensuring alignment with shareholders. We utilize competitive benchmarking data to ensure that our compensation packages are fair and competitive.
We are committed to the communities in which we operate. We strongly encourage engagement of our staff in their efforts to give back and support our communities, providing them with paid days off for volunteering. Our corporate giving supports philanthropies delivering essential services to the most vulnerable, focusing on education, housing, food, and healthcare.
Available Information
All annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, we file or furnish with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge from the SEC’s website at http://www.sec.gov/.
We also make the documents listed above available without charge through the Investor Relations section of our website at http://ir.manning-napier.com/. Such documents are available as soon as reasonably practicable after the electronic filing of the material with the SEC. The contents of, or information that can be accessed through, our website are not incorporated by reference into this Annual Report.

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
We derive the majority of our revenue from investment management fees, typically calculated as a percentage of the market value of our AUM. As a result, our revenues are dependent on the value and composition of our AUM, all of which are subject to fluctuation due to many factors, including:
•Declines in prices of securities in our portfolios. The prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, the impacts of the novel coronavirus (COVID-19) pandemic on the companies whose securities are held in the portfolios we manage, declining stock or commodities markets, changes in interest rates, a general economic downturn, including as a result of the COVID-19 pandemic, political uncertainty, pandemics or other health crises, or acts of terrorism. The U.S. and global financial markets continue to be subject to uncertainty and instability. Such factors could cause an unusual degree of volatility and price declines for securities in the portfolios we manage;
•Redemptions and other withdrawals. Our clients generally may withdraw their funds at any time, on very short notice and without any significant penalty. A substantial portion of our revenue is derived from investment advisory agreements that are terminable by clients upon short notice or no notice and investors in the mutual funds we advise can redeem their investments in those funds at any time without prior notice. Also, new clients and portfolios may not have the same client retention characteristics as we have experienced in the past. In a declining stock market, the pace of redemptions could accelerate;
•Investment performance. Our ability to deliver strong investment performance depends in large part on our ability to identify appropriate investment opportunities in which to invest client assets. If we are unable to identify sufficient appropriate investment opportunities for existing and new client assets on a timely basis, our investment performance could be adversely affected. The risk that sufficient appropriate investment opportunities may be unavailable is influenced by a number of factors including general market conditions. If our portfolios perform poorly, even over the short-term, as compared with our competitors or applicable third-party benchmarks, or the rankings of mutual funds we manage decline, we may lose existing AUM and have difficulty attracting new assets; and
•Competition from passive strategies. There has been an increasing preference for passive investment products, such as index and ETFs over active strategies managed by asset managers. If this market preference continues, existing and prospective clients may choose to invest in passive investment products, our growth strategy may be impaired and our AUM may be negatively impacted.
The market disruption caused by COVID-19 may continue for as long or longer than the restrictions on in-person interactions imposed by federal, state and local governments. If this period of economic disruption and volatility continues or worsens, our AUM could be reduced, and if we are unable to reduce expenses, our net income will be reduced in the near term. Should the collateral effects of the COVID-19 pandemic continue for an extended period of time, our business, financial condition, results of operations and cash flows may likewise be materially adversely impacted for an extended period of time.
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
Our mutual fund and collective investment trust relationships may be terminated or not renewed for any number of reasons. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by such fund’s board, including by its independent members. Similarly, our investment management agreements with the collective investment trusts may be terminated at any time by Exeter Trust Company's board of directors, which includes independent members. As of December 31, 2020, mutual fund and collective investment trust relationships represent 28% of our AUM and 22% of our revenue for the year ended December 31, 2020.

Our clients may have been negatively impacted by the economic decline that took place in the U.S. during 2020, or by the continuing uncertainty caused by the COVID-19 pandemic. To the extent that there is continued economic uncertainty, or significant volatility in the stock or bond markets, clients may withdraw their funds from our investment solutions. If a significant proportion of our clients withdraw their funds, our AUM and results of operations could be materially adversely impacted.
The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have an adverse effect on our business. During the fiscal year ended December 31, 2020, other than our relationship with the Fund, there were no customers that provided over 10 percent of our total revenue.
We may not realize the expected benefits from our restructuring plan and other operational improvement initiatives relating to our strategic review of our business.
We commenced a strategic review of our business upon the appointment of our new Chief Executive, Marc Mayer, in early 2019. Our comprehensive review resulted in changes to our overall distribution strategy, our suite of investment offerings, and our operational platform. The objective of this review was to improve financial results for stockholders and investment results for clients by more clearly prioritizing our strengths, eliminating distractions and sub-scale offerings, and increasing productivity across the firm through improved technology. As a result of this strategic review, we incurred approximately
$11.1 million of strategic restructuring and transaction costs during 2019 (excluding a $2.9 million gain on the sale of Perspective Partners, LLC). These charges consisted of $3.4 million of employee severance costs and $7.7 million of other operating costs, which included approximately $6.3 million of impairment charges stemming from the write-off of existing contracts that we will not be utilizing as we move forward with another third-party service provider to leverage its platform in an effort to expand our digital capabilities. During 2020, we recognized $2.8 million of strategic restructuring and transaction costs and we will likely incur additional costs in the future as a result of this strategic review. There can be no assurance that the costs of undertaking our operational improvement initiatives will be offset by future earnings that may result from the improvements, and it is possible that we will not realize the expected benefits from our operational improvement initiatives to the extent we anticipate or at all.
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
Significant disruptions and volatility in the global financial markets and economies, like the current conditions caused by the COVID-19 pandemic, could impair the investment performance of our strategies. Although we seek to generate consistent, positive, absolute returns across all market cycles, our strategies have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, the distribution and effectiveness of vaccines to prevent COVID-19, the limitations on business operations in the U.S. due to the COVID-19 pandemic, concerns related to unpredictable global market and economic factors, uncertainty in U.S. federal fiscal, tax, trade or regulatory policy and the fiscal, tax, trade or regulatory policy of foreign governments, rising interest rates, inflation or deflation, the availability of credit, performance of financial markets, terrorism, natural or biological catastrophes, public health emergencies, or political uncertainty.
A general market downturn, a specific market dislocation or deteriorating economic conditions may cause a material reduction in our revenues and adversely affect our business, financial condition or results of operations by causing:
•A decline in AUM, resulting in lower management fees and incentive income.
•An increase in the cost of financial instruments, executing transactions or otherwise doing business.
•Lower or negative investment returns, which may reduce AUM and potential incentive income.
•Reduced demand for assets held by our funds, which would negatively affect our funds’ ability to realize value from such assets.
•Increased investor redemptions or greater demands for enhanced liquidity or other terms, resulting in a reduction in AUM, lower revenues and potential increased difficulty in raising new capital.

During the first quarter of 2020 when the COVID-19 pandemic began, there was a global market downturn which caused a decline in our AUM primarily due to market depreciation. Our AUM as of December 31, 2020 has since increased by $3.1 billion since March 31, 2020, driven by market appreciation of $4.9 billion. However, if conditions causing a widespread market downturn occur again, our business, financial condition, results of operations and cash flows may be materially adversely impacted for an extended period of time.
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
We depend on the skills, expertise and institutional knowledge of our key employees, including qualified investment and sales professionals and members of our senior management team, and our success depends on our ability to retain such key employees. Our investment professionals possess substantial experience in investing and have been primarily responsible for the historically attractive investment performance we have achieved. We particularly depend on our executive officers as well as senior members of our research department. As part of our strategic review of our business, we have experienced a reduction in headcount from 366 at January 1, 2019 to 276 employees at December 31, 2020. This and any future reductions to headcount may result in the loss of expertise and institutional knowledge and could adversely affect our business.
We have had significant changes in executive leadership and the Board of Directors, and more changes could occur. Changes to strategic or operating goals, which can occur with the appointment of new executives, can create uncertainty, and may ultimately be unsuccessful. In addition, executive leadership transition periods, including adding new personnel, could be difficult as new executives gain an understanding of our business and strategy. Difficulty integrating new executives, or the loss of key individuals could limit our ability to successfully execute our business strategy and could have an adverse effect on our overall financial condition.
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
Our AUM may be concentrated in certain strategies or in certain geographic areas.
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
As of December 31, 2020, approximately 22% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. An increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have earned in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have earned are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2020 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings earned at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
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
In order to maintain and enhance our competitive position, we may review and pursue acquisition and joint venture opportunities. We cannot assure we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. Any strategic transaction can involve a number of risks, including:
•additional demands on our staff;
•unanticipated problems regarding integration of investor account and investment security recordkeeping, operating facilities and technologies, and new employees;
•adverse effects in the event acquired intangible assets or goodwill become impaired;
•the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing such a transaction; and
•dilution to our public stockholders if we issue shares of our Class A common stock, or units of Manning & Napier Group with exchange rights, in connection with future acquisitions.
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
A change of control of our company could result, and in the past has resulted, in termination of our investment advisory agreements.
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
An assignment may occur under the 1940 Act and the Advisers Act if, among other things, MNA undergoes a change of control, such as when we redeemed 60,012,419 Class A units of Manning & Napier Group in 2020 and increased our ownership of Manning & Napier Group from 19.5% to 88.2%. After that event, we obtained approvals from the boards and stockholders of the mutual funds that MNA advises to enter into new investment advisory agreements. We also obtained the consent to the assignment of the investment advisory agreements of our separately managed account clients.
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
We are heavily dependent on the capacity and reliability of the communications, information and technology systems supporting our operations, whether developed, owned and operated by us or by third parties. Operational risks such as trading or operational errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by fire, natural disaster or pandemic, power or telecommunications failure, political or civil unrest, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus adversely affect our business. Some types of operational risks, including, for example, trading errors, may be increased in periods of increased volatility, which can magnify the cost of an error. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate, and the fact that we operate our business out of multiple physical locations may make such failures and interruptions difficult to address on a timely and adequate basis.
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
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner and to develop new technologies and capabilities in pursuit of our long-term strategy. Some technology development initiatives, such as implementing InvestCloud's applications as part of our business processes, are long-term in nature, may negatively impact our financial results as we invest in the initiatives, may cost more than anticipated to complete, or may not be completed. Additionally, our technology initiatives may be more costly or time-consuming than anticipated, may not deliver the expected benefits upon completion, and may need to be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we fail to maintain or enhance our existing information technology systems or if we were to experience failure in developing and implementing new technologies, our relationships, reputation, ability to do business with our clients and our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data. We have been required to make significant capital expenditures to update our technology infrastructure, and we may incur the costs described above as we deploy this new technology.
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
The legislative and regulatory environment in which we operate undergoes continuous change, subjecting industry participants to additional, more costly and potentially more punitive regulation. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients could adversely affect our business subjecting us to additional costs. Any or all of the regulators who oversee us could adopt new rules or rule amendments that could substantially impact how we operate and may necessitate significant expenditures in order to adapt and comply.
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
The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, investment management fee rates, recent trend towards favor for passive investment products, continuity of investment professionals and client relationships, the quality of services provided to clients, corporate positioning and business reputation, continuity of selling arrangements with intermediaries and differentiated products. A number of factors, including the following, serve to increase our competitive risks:
•some competitors, including those with passive investment products and exchange traded funds, charge lower fees for their investment services than we do;
•a number of our competitors have greater financial, technical, marketing and other resources, more comprehensive name recognition and more personnel than we do;
•potential competitors have a relatively low cost of entering the investment management industry;
•the recent trend toward consolidation in the investment management industry, and the securities business in general, has served to increase the size and strength of a number of our competitors;
•some investors may prefer to invest with an investment manager that is not publicly traded based on the perception that a publicly traded asset manager may focus on the manager’s own growth to the detriment of investment performance for clients;
•some investors may prefer to invest using a robo-advisor or through self-directed investing or trading applications;
•some competitors may invest according to different investment styles or in alternative asset classes that the markets may perceive as more attractive than the portfolios we offer;
•some competitors may have more attractive investment returns;
•some competitors may operate in a different regulatory environment than we do, which may give them certain competitive advantages in the investment products and portfolio structures that they offer; and
•other industry participants, hedge funds and alternative asset managers may seek to recruit our investment professionals.
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
Risks Related to Our Structure
We may not be able to resume paying dividends on our Class A common stock, and our ability to pay regular dividends to our stockholders or repurchase stock is subject to the discretion of our board of directors and may be limited by our structure and applicable provisions of Delaware law.
Due to the market volatility and resulting earnings volatility stemming from the COVID-19 pandemic, the Board of Directors did not approve any cash dividends on our Class A common stock after the dividend paid on May 1, 2020. Although we had historically declared cash dividends on our Class A common stock, our board of directors has sole discretion over the amount or frequency of any dividends. Because of our structure, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends, if declared by the board of directors, to our stockholders or to fund share repurchases. Manning & Napier Group’s ability to make distributions to its members, including us, in an amount sufficient for us to pay dividends, if any, will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable laws of the State of Delaware, which may limit the amount of funds available for distribution, and its compliance with covenants and financial ratios related to any indebtedness it may incur in the future. In addition, as described elsewhere, under the terms of its operating agreement, Manning & Napier Group is obligated to make tax distributions to holders of its units, including us. As a consequence of these various limitations and restrictions, we may have to reduce or eliminate the payment of dividends on our Class A common stock for an extended period of time, which could adversely affect the market price of our Class A common stock.
We depend on distributions from Manning & Napier Group to fund share repurchases and to pay taxes and expenses, including payments under the tax receivable agreement, but Manning & Napier Group’s ability to make such distributions will be subject to various limitations and restrictions.
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
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. We have recorded the estimated impacts of the Tax Cuts and Jobs Act and the Coronavirus Aid, Relief, and Economic Security Act on the liability under the tax receivable agreement. Assuming no new material changes in the relevant tax law, the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that the reduction in tax payments for us is approximately $22.4 million as of December 31, 2020. Under such scenario, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $19.0 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including:
•the timing of exchanges by the holders of units of Manning & Napier Group, the number of units purchased or exchanged, or the price of our Class A common stock, as the case may be, at the time of the purchase or exchange;
•the amount and timing of the taxable income we generate in the future and the tax rate then applicable; and
•the portion of our payments under the tax receivable agreement constituting imputed interest and whether the purchases or exchanges result in depreciable or amortizable basis.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2020, we estimate that we would be required to pay up to approximately $21.1 million in the aggregate, which assumes the exchange of 2,021,781 units of Manning & Napier Group held by those other than us under the tax receivable agreement.
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
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. The trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, investors may be unable to sell shares of Class A common stock at or above their purchase price, if at all. The market price of our Class A common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock, or result in fluctuations in the price or trading volume of our Class A common stock, include:
•an extended period of U.S. economic hardship as a result of the COVID-19 pandemic;
•actual or anticipated variations in our quarterly operating results, including the suspension of our quarterly dividend;
•failure to meet the market’s earnings expectations;
•publication of negative research reports about us or the investment management industry, or the failure of securities analysts to cover our Class A common stock;
•a limited float and low average daily trading volume, which may result in illiquidity as investors try to buy and sell and thereby exacerbating positive or negative pressure on our stock;
•departures of any members of our senior management team or additions or departures of other key personnel;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•adverse market reaction to our stockholder rights, or "poison pill," plan;

•changes in market valuations of similar companies;
•actual or anticipated poor performance in one or more of the portfolios we offer;
•changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws and regulations, or announcements relating to these matters;
•adverse publicity about the investment management industry generally, or particular scandals, specifically;
•litigation and governmental investigations;
•consummation by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•actions by stockholders, including any activist stockholders;
•exchange of units of Manning & Napier Group for shares of our Class A common stock or the expectation that such conversions or exchanges may occur; and
•general market and economic conditions.
Our Class A common stockholders may experience dilution in the future as a result of future acquisitions, additional capital raising, exchanges pursuant to the Exchange Agreement and/or equity grants under our equity compensation plans
If we issue shares of Class A common stock or units of Manning & Napier Group in future acquisitions or capital raising activity, the ownership interest of our Class A common stockholders will be diluted. If we grant exchange rights with respect to the issuance of the units of Manning & Napier Group that allow its holder to exchange such units for shares of our Class A common stock, stockholders will incur dilution in the percentage of the issued and outstanding shares of Class A common stock that are owned at such time. Our stockholders will also be diluted to the extent the current holders of Class A units of Manning & Napier Group exchange their units pursuant to the Exchange Agreement and we settle that exchange in shares of our Class A common stock. We also may issue shares of our Class A common stock or units of Manning & Napier Group in connection with grants under our equity compensation plans, which will dilute our Class A common stockholders. Any such future sales, issuances or exchanges of our Class A common stock or rights to purchase our Class A common stock could result in substantial dilution to our existing stockholders.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as our stockholder rights, or “poison pill,” plan, could impede attempts by our stockholders to remove or replace our management and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our Class A common stock, that our stockholders might consider to be in their best interests. These provisions:
•authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of our Class A common stock;

•discourage any person or group that wishes to acquire 15% or more of our Class A common stock from doing so without obtaining our agreement because such an acquisition would cause the person or group to suffer substantial dilution;
•prohibit stockholder action by written consent and instead require all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our amended and restated bylaws; and
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Due to the uncertainty in U.S. financial markets as a result of the COVID-19 pandemic in combination with our redemption of units of Manning & Napier Group in 2020, we may be subject to proxy contests and other forms of stockholder activism. In the event that any significant investor makes proposals concerning our operations, governance or other matters, or seeks to change our board of directors, our review and consideration of such proposals may require the devotion of a significant amount of time by our management and employees and could require us to expend significant resources. Further, if our board of directors, in exercising its fiduciary duties, disagrees with or determines not to pursue the strategic direction suggested by an activist stockholder, our business could be adversely affected by responding to a costly and time-consuming proxy contest or other actions from an activist stockholder that will divert the attention of our management and employees, interfere with our ability to execute our strategic plan, result in the loss of business opportunities and clients, and make it more difficult for us to attract and retain qualified personnel and business partners.
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
General Risk Factors
Catastrophic and unpredictable events, like the COVID-19 pandemic, could have an adverse effect on our business.
The COVID-19 pandemic and any terrorist attack, war, power failure, cyber-attack, natural disaster, public health emergency or pandemic or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and earnings by:
•decreasing investment valuations in, and returns on, the assets that we manage;
•causing disruptions in national or global economies that decrease investor confidence and make investment products generally less attractive;
•interrupting our normal business operations;
•sustaining employee casualties, including loss of our key members of our senior management team or our investment team;
•requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and
•reducing investor confidence.
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
Holders
As of March 10, 2021 there were 25 holders of record of our Class A common stock. A substantial number of holders of our Class A common stock are held in “street name” and thereby held of record by depositories, banks, brokers, and other financial institutions.
Dividends
On October 22, 2019, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend was paid on February 3, 2020 to shareholders of record as January 15, 2020.
On March 3, 2020, the Board of Directors declared a $0.02 per share dividend to the holders of Class A common stock. The dividend was paid on May 1, 2020 to shareholders of record as of April 1, 2020.
Due to the market volatility and resulting earnings volatility stemming from the COVID-19 pandemic, the Board of Directors did not approve any cash dividends on our Class A common stock since the dividend paid on May 1, 2020. The historical quarterly cash dividends on our Class A common stock were, and we believe any future dividends would be, funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. Our management team and the Board of Directors will continue to monitor our ability to pay future dividends on a quarterly basis.
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
On March 2, 2020, the Company’s Board of Directors had declared a $2.0 million distribution from Manning & Napier Group to its unit holders. Subsequent to March 3, 2020, there was significant disruption to global commercial activity as a result of the spread of COVID-19, which contributed to significant volatility and a decline in the value of many securities in the financial markets. As a result, the Company’s Board of Directors determined on March 24, 2020 to withdraw its approval of that distribution from Manning & Napier Group. In July 2020, the Board of Directors approved a $1.5 million distribution from Manning & Napier Group to Manning & Napier Inc. and the noncontrolling interests of Manning & Napier Group, of which approximately $0.2 million was paid to the noncontrolling interests of Manning & Napier Group. In October 2020, the Board of Directors approved a $1.3 million distribution from Manning & Napier Group to Manning & Napier Inc. and the noncontrolling interests of Manning & Napier Group, of which approximately $0.1 million was paid to the noncontrolling interests of Manning & Napier Group. In December 2020, the Board of Directors approved a $3.7 million distribution from Manning & Napier Group to Manning & Napier Inc. and the noncontrolling interests of Manning & Napier Group, of which approximately $0.4 million was paid to the noncontrolling interests of Manning & Napier Group.
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
Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Our Business
Manning & Napier, Inc. is an independent investment management firm that provides our clients with a broad range of financial solutions and investment strategies, including wealth management services. Founded in 1970 and headquartered in Fairport, New York, we serve a diversified client base of high-net-worth individuals and institutions, including 401(k) plans, pension plans, Taft-Hartley plans, endowments and foundations.

Impact of COVID-19
We are addressing the challenges of COVID-19 by protecting the health and well-being of our employees, while servicing our clients and leveraging technology to fully support our business needs in a primarily digital manner. The impact of COVID-19 on our investment performance, financial statements, capital and liquidity, and our business operations are further discussed below:

•Client Performance Impact: As a result of our ability to rapidly adapt to a remote work environment, we believe we were able to minimize the impact of COVID-19 on client performance. Additionally, due to the significant increase in volatility throughout the year, discussed in more detail in the next section, we were able to capitalize on the market environment by delivering strong results for clients in 2020.

•Financial Statement Impact: Our revenues consist primarily of investment management fees typically calculated as a percentage of the market value of our assets under management ("AUM"), and they are dependent on the value and composition of our AUM. As of December 31, 2020, AUM was $20.1 billion, an increase from $17.1 billion as of March 31, 2020. This 18% increase came on the heels of a market rebound primarily beginning in the second quarter, with approximately $4.9 billion of market appreciation partially offset by approximately $1.9 billion of net client outflows since March 31, 2020. Going forward, we believe the pandemic may negatively impact our operational results, cash flows, and financial position if our clients are adversely impacted by the economic results of the pandemic.

•Capital and Liquidity Impact: Our financial condition is stable, allowing us to effectively manage the financial impacts of COVID-19. We believe our capital structure should provide us with sufficient resources and flexibility to meet present and future cash needs. The Board of Directors has not approved a quarterly cash dividend on our Class A common stock since the dividend paid on May 1, 2020. Given the uncertainty surrounding the current economic environment, we will continue to assess our liquidity needs.

•Business Operations Impact: For the health and well-being of our employees, we have modified our business practices in accordance with social distancing guidelines to encourage work-from-home arrangements, and we have restricted business-related travel. Our technology capabilities have allowed us to maintain sales and client servicing activity through digital collaboration platforms and digital marketing efforts. We believe our 2020 results, with gross client inflows comparable to prior periods and gross client outflows reduced from prior levels, indicate that our sales strategy is gaining traction. Our ability to adequately maintain our operations, internal controls and client relationships has not been adversely affected by these modifications.

We continue to assess the risks associated with COVID-19 and to mitigate them where possible. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's financial statements, capital and liquidity, and business operations, see "Part I-Item 1A-Risk Factors."
Market Developments
Last year was undoubtedly volatile, but in the end, global equity performance was again strong in 2020. After one of the sharpest stock market selloffs ever, equities bounced back quickly and then sustained their gains throughout the remainder of the year. The rapid rally was led by strength in growth-style equities, which vastly outperformed their value-style counterparts for the full year, and further extended their recent multi-year run of relative outperformance. International equities delivered solid gains as well, with emerging markets somewhat outperforming international developed markets.
In fixed income, rates fell significantly during the first quarter and remained at historically low levels throughout the rest of the year. Falling interest rates drove strong performance, boosting bond market returns last year, but we expect low starting yields to create a challenging long-term environment going forward.
We believe the economic recovery is showing signs of decelerating and appears at risk of stalling out. At the same time, monetary policy remains extraordinarily accommodative, and governments appear more willing than ever to implement aggressive fiscal measures to boost growth. These and other variables are creating a highly uncertain near-term macroeconomic environment.
Considering that equity and fixed income valuations are both at very elevated levels, and given today’s mixed economic backdrop, we expect modest returns for the near- to intermediate-term. As an active manager, we believe we are well positioned to help investors navigate a potentially choppy environment in the years ahead as they seek to meet their long-term financial goals and objectives.

Business Review
Our firm is focused on four key strategic initiatives that we believe are critical to establishing a solid foundation for future success. They are as follows: delivering excellent investment results for clients; improving sales productivity while providing exceptional client service; modernizing our technological infrastructure and increasing operational efficiency; and ensuring a talent-rich, diverse organization with a great culture. We made important progress on each of these measures throughout 2020.
Investment Excellence
The performance of our investment strategies was broadly excellent in 2020. We delivered a degree of downside protection in many of our strategies during the market volatility of the first quarter, and then substantially participated in the subsequent market recovery throughout the remainder of the year. We believe our absolute results, relative outperformance, and the performance pattern we delivered, are all indicative of the power of our time-tested research processes and disciplines.
In general, we believe in being patient and flexible. It is undeniable that both equity and debt valuations are elevated, but we still believe there are parts of global equity markets that remain attractive. We will continue to be opportunistic on behalf of clients as we seek to avoid areas of undue risk while capitalizing on these select areas of opportunity.
It is important to note that in our traditional bottom-up portfolios, in equities, we are neither dogmatic growth nor value investors. Rather, our disciplines give us very specific tools to evaluate both what we term “profile” stocks, which would look at home in the portfolios of growth managers, as well as what we term “hurdle rate” and “bankable deal” stocks, which have classic value characteristics. We believe this flexibility was critical to our strong results last year and remains one of our key differentiators.
Finally, we should note that the magnitude of our outperformance in many of our strategies should be viewed as an unusual occurrence, as should the very high proportion of our strategies that outperformed. While we will always strive to deliver excellent relative results for clients, we expect to be hard-pressed to consistently repeat our near-universally excellent investment strategy results in 2020.
Sales Productivity
Our rate of outflows decreased substantially in 2020, by approximately $2.5 billion when compared to 2019, reflecting superior investment results and excellent client service during the pandemic. The ultimate measure of improvements in our client-facing areas will be positive net flows. While we continued to sustain net outflows in 2020, it was at a much lower rate than prior years.
We increased our investment in our client facing teams throughout 2020. We hired five new Financial Consultants in Wealth Management, bringing our total to 19. Our new hires did not bring books of business, and we anticipate that they will ramp up in productivity over the next few years. We created team structures in multiple geographies, which has enhanced client service and increased our capacity to generate new business. Additionally, we also added a dedicated Consultant Relations Director in the fourth quarter, supporting our institutional business.
In February 2021, we implemented a revised pricing plan for new Wealth Management clients. New wealth management clients will be charged a bundled fee that incorporates wealth planning and advice, investment solutions, and custody. This fee is higher than our current investment-only pricing and will be additive to revenues, over time. Current clients’ fees will be grandfathered and will not change. Also, institutions who use us for an asset class sleeve of a larger portfolio and not for comprehensive advice will also be exempt.
Operational Efficiency
Our technological overhaul was in the thick of the execution phase throughout 2020 as we pushed forward across several key initiatives simultaneously, replacing the entirety of our technology infrastructure.
By the end of the year, we launched the first deliverable from our implementation of InvestCloud technology to support all our distribution initiatives. That first deliverable was a new client portal that has been very well received by clients across channels. We also completed the implementation of Workday’s general ledger functionality in 2020 and will be rolling out its budgeting and financial analysis module in 2021. In addition, in 2021, we will be implementing Workday applications for human resources and talent management. We made important progress in implementing Charles River's technology for trade order management, trading and portfolio compliance, and portfolio implementation in 2020. Important steps remain and completion is targeted by the end of 2021.
The fully integrated suite of software-as-a-service platforms that we are implementing will enable substantial operating efficiencies, better client experiences, increased targeting and discipline in sales and service, improved productivity in trade processing and portfolio implementation, and greater and more actionable business insights.

People & Culture
Our fourth strategic initiative is to ensure that we have a talent-rich, diverse and inclusive team with a powerful, distinctive culture.
Talent density is the lifeblood of our business: it helps us analyze, manage, and optimize our investment strategies. It helps us relate, reach, and connect to more people, amplifying our strategies, solutions, and story; and it helps us innovate and remain nimble in our evolving, highly competitive industry. We want to be a destination of choice for the most capable and promising talent. Ours is largely a home-grown team, with the majority of staff entering as recent graduates, so we are focused on finding the best, developing the best, and retaining the best.
It is our belief that, in principle, the demographics of our firm should broadly reflect the demographics of our nation and the communities in which we do business. We are committed to getting there but acknowledge that it will take time, and we must commit to making consistent progress towards becoming a more inclusive organization.
As has been repeatedly demonstrated, we have no doubt that greater diversity of background, experience, and perspective, lends itself to stronger decision making, a more solid internal culture, and superior business outcomes for all stakeholders. Our corporate culture will embrace and celebrate all our differences, for they will make us a stronger, more successful, and more lasting business.
We believe our compensation philosophy is designed to achieve alignment between our employees' interests and those of our clients and shareholders. We have made further progress on this initiative through the increase in employee ownership in the Company, coupled with the implementation of a deferred compensation plan beginning in 2021, whereby a fraction of incentive compensation for our most highly compensated employees with be invested in our investment products and vested over a multi-year period. We believe that implementing this plan is an important step in increasing employee investment in our strategies and will provide additional short-term earnings relief during 2021.
Corporate Structure
During the first quarter of 2020, pursuant to the annual exchange process, approximately 60.0 million Class A units of Manning & Napier Group, LLC ("Manning & Napier Group") were tendered for cash or shares of the Company's Class A common stock. In early April 2020, the independent directors, on behalf of the Company as managing member of Manning & Napier Group, decided to settle the transaction as a redemption, utilizing approximately $90.8 million in cash. Manning & Napier Group completed the redemption on May 11, 2020, with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. The Class A units were subsequently retired, and as a result, our ownership of Manning & Napier Group increased from 19.5% to 88.2% as of May 11, 2020. On February 3, 2021, the Board of Directors approved a new share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. The authority to repurchase shares will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2021. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements.
We believe our full year 2020 was broadly very positive as we continue to execute on our long-term strategic plans, focusing on rebuilding the foundation of our firm in a way that positions us for sustained success.
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
Our separate accounts are primarily distributed through our wealth management sales channel, where our financial consultants form relationships with high-net-worth individuals, endowments, foundations, and retirement plans. To a lesser extent, we also obtain a portion of our separate account distribution via third parties, either through our intermediary sales channel where national brokerage firm representatives or independent financial advisors select our separate account strategies for their clients, through our platform/sub-advisor relationships, where unaffiliated registered investment advisors approve our strategies for their product platforms, or through institutional consultants. Our separate account strategies are a primary driver of our blended asset portfolios for high-net-worth, middle market institutional clients and financial intermediaries. In contrast, larger institutions and unaffiliated registered investment advisor platforms are a driver of our separate account equity portfolios.
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
Assets Under Management
Our sales efforts distinctly separate the Wealth Management clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. The table below reflects the estimated composition of our assets under management as of December 31, 2020, by sales channel and investment portfolio:

	December 31, 2020
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$7,737.0	$905.5	$263.9	$8,906.4
Institutional and Intermediary	$5,821.8	$4,639.8	$751.4	$11,213.0
Total	$13,558.8	$5,545.3	$1,015.3	$20,119.4
Percentage of AUM
Wealth Management	38%	5%	1%	44%
Institutional and Intermediary	29%	23%	4%	56%
Total	67%	28%	5%	100%
Percentage of portfolio by channel
Wealth Management	57%	16%	26%	44%
Institutional and Intermediary	43%	84%	74%	56%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	87%	10%	3%	100%
Institutional and Intermediary	52%	41%	7%	100%
Excluded from assets under management are non-discretionary assets associated with our model-delivery business, where certain of our investment strategies are provided to sponsor platforms for implementation into client portfolios. Assets under advisement related to our model-delivery business totaled approximately $0.4 billion and $0.2 billion for the years ended December 31, 2020 and 2019, respectively. Revenue earned on these services is included in other revenue within our consolidated statements of operations.
Our wealth management channel represented 44% of our total AUM as of December 31, 2020. Blended portfolios are the most significant portion of wealth management assets, representing 87% of wealth management AUM. Equity and fixed income portfolios represent 10% and 3% respectively, of wealth management AUM.
Our institutional and intermediary channel represented 56% of our total AUM as of December 31, 2020. Blended portfolios are also the largest portion of institutional and intermediary assets at 52% of AUM, followed by equity and fixed income portfolios at 41% and 7%, respectively.
As of December 31, 2020, blended portfolios account for 67% of our total AUM at $13.6 billion, an increase of $0.1 billion from blended portfolio AUM of $13.5 billion at December 31, 2019. Blended portfolio AUM is similar across both distribution channels, with 57% in wealth management and 43% in institutional and intermediary. Equity portfolios account for 28% of our total AUM, at $5.5 billion, an 11% increase from December 31, 2019, when equity portfolios were at $5.0 billion. Of equity portfolio AUM, 84% is in the institutional and intermediary channel, and 16% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.0 billion, consistent with fixed income portfolio AUM at December 31, 2019. Consistent with equity portfolio AUM, the majority of fixed income assets come through the institutional and intermediary channel at 74% and 26% of fixed income AUM is in the wealth management channel.
We also have relationships with manager research teams at platforms in order to distribute our funds within advisory programs, or through placement on platforms' approved lists of funds. To facilitate our relationships with intermediaries, we currently have approximately 242 dealer relationships. These relationships are important to our retail business as well as our defined contribution business, including our target date collective trusts.

Our institutional and Taft-Hartley sales team promotes our strategies to large institutional clients with which we have direct relationships, as well as to the consultants that advise them. In 2021 we added a dedicated resource to focus on institutional consultants. Additionally, we have relationships with middle-market and large market defined contribution plan sponsors seeking to use our target date collective investment trusts and Pro-Blend target risk mutual funds as default options on their investment menu. These sponsors also use our single asset class strategies as options in their defined contribution plans.

Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2020 and 2019.
Components of Results of Operations
Overview
One of the most significant factors influencing net flows and AUM is the investment performance of our various strategies. As an active manager, it is typical for our investment strategies to exhibit portfolio positioning that is notably divergent from benchmarks and common market indices. We believe this is a strength of our investment approach, although it can cause substantial performance deviations, both positive and negative, versus common benchmarks. In general, our investment processes have a preference for risk management, focusing heavily on fundamentals and valuations. Historically, we have tended to provide a degree of downside protection in adverse markets, while having participated somewhat less than fully in bull markets. Broadly speaking, we expect our investment approach to reduce volatility and create a smoother performance pattern over time, and we believe these characteristics are desirable and an attractive differentiator in our industry. As a result, the overall performance of our suite of investment strategies often differs from many others in the industry, potentially causing the results of our operations to, at times, also diverge.

Other components impacting our operating results include:
•asset-based fee rates and changes in those rates;
•the composition of our AUM among various portfolios, sales channels and client types;
•changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and
•fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.

Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our sales channels for the years ended December 31, 2020 and 2019:

	Wealth Management(3)	Institutional and Intermediary (3)	Total	Wealth Management	Institutional and Intermediary	Total
	(in millions)
As of December 31, 2019	$8,716.4	$10,763.7	$19,480.1	45%	55%	100%
Gross client inflows (1)	936.7	1,483.7	2,420.4
Gross client outflows (1)	(1,473.8)	(3,267.0)	(4,740.8)
Market appreciation/(depreciation) & other (2)	727.1	2,232.6	2,959.7
As of December 31, 2020	$8,906.4	$11,213.0	$20,119.4	44%	56%	100%
Average AUM for the period	$8,392.3	$10,565.8	$18,958.1

As of December 31, 2018	$8,700.9	$11,462.7	$20,163.6	43%	57%	100%
Gross client inflows (1)	1,186.7	1,542.4	2,729.1
Gross client outflows (1)	(2,560.8)	(4,651.9)	(7,212.7)
Market appreciation/(depreciation) & other (2)	1,389.6	2,410.5	3,800.1
As of December 31, 2019	$8,716.4	$10,763.7	$19,480.1	45%	55%	100%
Average AUM for the period	$8,836.2	$11,641.0	$20,477.2
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2020 and 2019:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2019	$13,473.3	$4,988.8	$1,018.0	$19,480.1	69%	26%	5%	100%
Gross client inflows (1)	1,633.8	639.8	146.8	2,420.4
Gross client outflows (1)	(3,581.8)	(951.6)	(207.4)	(4,740.8)
Market appreciation/(depreciation) & other (2)	2,033.5	868.3	57.9	2,959.7
As of December 31, 2020	$13,558.8	$5,545.3	$1,015.3	$20,119.4	67%	28%	5%	100%
Average AUM for period	$13,177.6	$4,769.1	$1,011.4	$18,958.1

As of December 31, 2018	$13,532.2	$5,501.9	$1,129.5	$20,163.6	67%	27%	6%	100%
Gross client inflows (1)	1,431.4	1,105.0	192.7	2,729.1
Gross client outflows (1)	(3,754.4)	(3,071.1)	(387.2)	(7,212.7)
Market appreciation/(depreciation) & other (2)	2,264.1	1,453.0	83.0	3,800.1
As of December 31, 2019	$13,473.3	$4,988.8	$1,018.0	$19,480.1	69%	26%	5%	100%
Average AUM for period	$13,577.5	$5,816.3	$1,083.4	$20,477.2
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.

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
We serve as the investment adviser for the Fund, Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds designed to meet the needs of a range of institutional and other investors. The collective investment trusts are for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $5.5 billion, or 28%, of our AUM as of December 31, 2020. We also serve as the investment advisor to all of our separately managed accounts, managing $14.6 billion, or 72% of our AUM as of December 31, 2020, including assets managed as a sub-advisor to pooled investment vehicles. For the years ended December 31, 2020 and 2019, our revenue earned from clients located in the United States was 98% and 99%, respectively.
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
During the first quarter of 2019, we completed the effort to restructure fees for many of our mutual fund and collective trust vehicles. The impacts on our overall revenue margins and operating expenses are described below in the discussion of results for the year ended December 31, 2020.

Operating Expenses
Our largest operating expenses are employee compensation and related costs, discussed further below, with a significant portion of these expenses varying in a direct relationship to our absolute and relative investment management performance, as well as AUM and revenues. We review our operating expenses in relation to the investment market environment and changes in our revenues. However, we are generally willing to make expenditures as necessary, even when faced with declining rates of growth in revenues in order to support our investment products, our client service levels, strategic initiatives and our long-term value.
•Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals, compensation issued under our long-term incentive plan as well as equity compensation. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets and variations in the level of our AUM and revenues. These costs are also impacted by the number of awards granted under our equity plan and the amount of deferred cash awards granted under our long-term incentive plan. Incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over historical time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary, in part, based on absolute and relative investment performance.
•Distribution, servicing and custody expenses. Distribution, servicing and custody expense represent amounts paid to various intermediaries for distribution, shareholder servicing, administrative servicing and custodial services. These expenses generally increase or decrease in line with changes in our mutual fund and collective investment trust AUM or services performed by these intermediaries. During the first quarter of 2019, we completed the effort, begun in 2017, of restructuring fees across our mutual funds. The financial impacts were a reduction in the management fees on existing business, and an offsetting reduction in related distribution, servicing and custody expenses. Given the overall pressure on fees that all active managers are facing, we believe that bringing our fund fees to a more competitive level will enhance our ability to attract additional assets in the future.
•Other operating costs. Other operating costs include accounting, legal and other professional service fees, technology, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 88.6% in Manning & Napier Group as of December 31, 2020, and as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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
As of January 1, 2020, we revised the presentation of investment management revenue within our consolidated statements of operations. Investment management revenue, previously presented by investment vehicle, has been disaggregated to present investment management revenue by sales channel.
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
•Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and
•Level 3—significant unobservable inputs (including our own assumptions in determining the fair value of investments).

The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2020 AUM	$12,578	$7,541	$—	$20,119
December 31, 2019 AUM	$11,147	$8,333	$—	$19,480
Substantially all our AUM is valued by independent pricing services based upon observable market prices or inputs, and we believe market risk is the most significant risk underlying valuation of our AUM, as discussed in this Annual Report under “Part I-Item 1A. Risk Factors”.
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
As of December 31, 2020, Manning & Napier holds an economic interest of approximately 88.6% in Manning & Napier Group, and as managing member controls all of the business and affairs of Manning & Napier Group. As a result, we consolidate the financial results of Manning & Napier Group and record a noncontrolling interest on our consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings and Manning & Napier Capital Company, LLC ("MNCC").
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
The annual test of goodwill indicated that there were no facts or circumstances occurring in 2020 suggesting possible impairment. The impairment tests included certain underlying key assumptions regarding future overall market trends and our operating performance. If actual future market results and our operating performance vary unfavorably to those included in our financial forecast, we may be subject to impairment charges related to its goodwill.
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2020, we have not recorded a valuation allowance on deferred tax assets. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
At December 31, 2020, we have recorded a total liability of $19.0 million, representing the payments due to the selling unit holders under the TRA. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies - Recent accounting pronouncements," included in Item 8 of Part II of this Annual Report.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Period-to-Period
	2020	2019	$	%
	(in millions)
Wealth Management (3)
Beginning assets under management	$8,716.4	$8,700.9	$15.5	—%
Gross client inflows (1)	936.7	1,186.7	(250.0)	(21)%
Gross client outflows (1)	(1,473.8)	(2,560.8)	1,087.0	42%
Market appreciation/(depreciation) & other (2)	727.1	1,389.6	(662.5)	(48)%
Ending assets under management	$8,906.4	$8,716.4	$190.0	2%
Average AUM for period	$8,392.3	$8,836.2	$(443.9)	(5)%
Institutional and Intermediary (3)
Beginning assets under management	$10,763.7	$11,462.7	$(699.0)	(6)%
Gross client inflows (1)	1,483.7	1,542.4	(58.7)	(4)%
Gross client outflows (1)	(3,267.0)	(4,651.9)	1,384.9	30%
Market appreciation/(depreciation) & other (2)	2,232.6	2,410.5	(177.9)	(7)%
Ending assets under management	$11,213.0	$10,763.7	$449.3	4%
Average AUM for period	$10,565.8	$11,641.0	$(1,075.2)	(9)%
Total assets under management
Beginning assets under management	$19,480.1	$20,163.6	$(683.5)	(3)%
Gross client inflows (1)	2,420.4	2,729.1	(308.7)	(11)%
Gross client outflows (1)	(4,740.8)	(7,212.7)	2,471.9	34%
Market appreciation/(depreciation) & other (2)	2,959.7	3,800.1	(840.4)	(22)%
Ending assets under management	$20,119.4	$19,480.1	$639.3	3%
Average AUM for period	$18,958.1	$20,477.2	$(1,519.1)	(7)%
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on AUM, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

The total AUM increase of $0.6 billion, or 3%, to $20.1 billion at December 31, 2020 from $19.5 billion at December 31, 2019 was attributable to $3.0 billion of market appreciation, partially offset by net client outflows of $2.3 billion and other changes. Net client outflows consisted of approximately $0.5 billion of net outflows from the wealth management channel and $1.8 billion from the institutional and intermediary channel. By portfolio, the rates of change in AUM from December 31, 2019 to December 31, 2020 consisted of a $0.6 billion, or 11% increase in our equity portfolio, and a less than $0.1 billion, or 1% increase in our blended asset portfolio.
While many of our key strategies achieved strong relative returns in 2020, which made our three- and five-year relative returns competitive, we attribute our 2020 net cash outflows to the lags with which improved investment results translate into new business. We believe that our ability to improve cash flows going forward will depend on our ability to sustain the improved investment performance we achieved over the past year and execute on our strategic initiatives focused on gathering and retaining client assets.

The composition of our AUM was 44% in wealth management and 56% in institutional and intermediary as of December 31, 2020, a shift from 45% in wealth management and 55% in institutional and intermediary at December 31, 2019. The composition of our AUM across portfolios at December 31, 2020 was 67% in blended assets, 28% in equity, and 5% in fixed income, compared to 69% in blended assets, 26% in equity, and 5% in fixed income at December 31, 2019.
With regard to our wealth management channel, gross client inflows of $0.9 billion were offset by approximately $1.5 billion of gross client outflows during the year ended December 31, 2020. The $0.9 billion of gross client inflows included $0.7 billion into our blended asset portfolios, $0.1 billion into our equity portfolios and $0.1 billion into fixed income. Our blended asset and equity portfolios experienced gross client outflows of approximately $1.1 billion and $0.2 billion, respectively, with the remainder in outflows coming from fixed income.
Net client outflows of $1.8 billion from our institutional and intermediary channel included gross client inflows of $1.5 billion offset by gross client outflows of $3.3 billion during the year ended December 31, 2020. Gross client inflows into our blended asset portfolios, represented $0.9 billion, or 58% and equity portfolios had $0.5 billion or 36%, of institutional and intermediary gross client inflows during the year ended December 31, 2020. With regard to gross client outflows, $2.4 billion, or 75%, of institutional and intermediary gross client outflows were from blended asset institutional and intermediary products.

The following table sets forth our results of operations and other data for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Period-to-Period
	2020	2019	$	%
	(in thousands, except share data)
Revenues
Management Fees
Wealth Management	$56,334	$56,583	$(249)	—%
Institutional and Intermediary	52,169	59,050	(6,881)	(12)%
Distribution and shareholder servicing	9,274	10,227	(953)	(9)%
Custodial services	6,217	6,864	(647)	(9)%
Other revenue	3,040	3,277	(237)	(7)%
Total revenue	127,034	136,001	(8,967)	(7)%

Expenses
Compensation and related costs	74,397	80,967	(6,570)	(8)%
Distribution, servicing and custody expenses	10,239	12,568	(2,329)	(19)%
Other operating costs	28,586	39,758	(11,172)	(28)%
Total operating expenses	113,222	133,293	(20,071)	(15)%
Operating income	13,812	2,708	11,104	410%
Non-operating income (loss)
Non-operating income (loss), net	8	7,597	(7,589)	(100)%
Income before provision (benefit from) for income taxes	13,820	10,305	3,515	34%
Provision for (benefit from) income taxes	(106)	448	(554)	(124)%
Net income attributable to controlling and noncontrolling interests	13,926	9,857	4,069	41%
Less: net income attributable to noncontrolling interests	3,922	8,424	(4,502)	(53)%
Net income attributable to Manning & Napier, Inc.	$10,004	$1,433	$8,571	598%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.61	$0.10
Diluted	$0.29	$0.09
Weighted average shares of Class A common stock outstanding
Basic	16,147,469	15,216,707
Diluted	41,611,219	77,973,919
Cash dividends declared per share of Class A common stock	$0.02	$0.08

Other financial and operating data
Economic income (1)	$16,659	$18,529	$(1,870)	(10)%
Economic net income (1)	$14,449	$13,156	$1,293	10%
Economic net income per adjusted share (1)	$0.33	$0.17
Weighted average adjusted Class A common stock outstanding (1)	43,376,345	79,392,456
________________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report and for a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Wealth Management revenue decreased by $0.2 million, or less than 1%, to $56.3 million for the year ended December 31, 2020 from $56.6 million for the year ended December 31, 2019. This decrease is driven primarily by a 5%, or $0.4 billion decrease in our average wealth management AUM for the year ended December 31, 2020 compared to the year ended December 31, 2019. As of December 31, 2020, the concentration of investments in our wealth management channel assets was 87% blended assets, 10% equity and 3% fixed income, compared to 82% blended assets, 15% equity and 3% fixed income as of December 31, 2019.
Institutional and intermediary revenue decreased by $6.9 million, or 12%, to $52.2 million for the year ended December 31, 2020 from $59.1 million for the year ended December 31, 2019. This decrease was driven primarily by a 9%, or $1.1 billion, decrease in our average institutional and intermediary AUM for the year ended December 31, 2020 compared to the year ended December 31, 2019. As of December 31, 2020, the concentration of investments in our institutional and intermediary channel was 52% blended assets, 41% equity and 7% fixed income, compared to 59% blended assets, 34% equity and 7% fixed income as of December 31, 2019.
Distribution and shareholder servicing revenue decreased by $1.0 million, or 9%, to $9.3 million for the year ended December 31, 2020 from $10.2 million for the year ended December 31, 2019. This decrease was driven primarily by the reduction in mutual fund and collective trust average AUM of 11% for the same period.
Custodial services revenue decreased by $0.6 million, or 9%, to $6.2 million for the year ended December 31, 2020 from $6.9 million for the year ended December 31, 2019. The decrease primarily relates to decreases in our collective investment trust AUM.
Operating Expenses
Our operating expenses decreased by $20.1 million, or 15%, to $113.2 million for the year ended December 31, 2020 from $133.3 million for the year ended December 31, 2019.
Compensation and related costs decreased by $6.6 million, or 8%, to $74.4 million for the year ended December 31, 2020 from $81.0 million for the year ended December 31, 2019. The change was primarily driven by a decrease in our workforce, coupled with a reduction in employee severance costs and sales incentives. This decrease was partially offset by an increase in incentive compensation for our investment team resulting from investment performance. As a percentage of revenue, compensation and related costs for 2020 were 59%, compared to 60% in 2019.
Distribution, servicing and custody expenses decreased by $2.3 million, or 19%, to $10.2 million for the year ended December 31, 2020 from $12.6 million for the year ended December 31, 2019. The decrease in expense was driven by an 11% decrease in mutual funds and collective investment trusts average AUM during the year ended December 31, 2020 as well as the completion of the Advisor's mutual fund fee restructure during the first quarter of 2019, where a portion of these expenses are now borne by the mutual funds directly. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.19% for the year ended December 31, 2020, compared to 0.20% for the year ended December 31, 2019.
Other operating costs decreased by $11.2 million, or 28%, to $28.6 million for the year ended December 31, 2020 from $39.8 million for the year ended December 31, 2019. The decrease during the year ended December 31, 2020 was primarily driven by an overall reduction in operational costs resulting from COVID-19 including a decrease in travel and facility costs, which we do not expect to remain at lower levels once the prevalence of COVID-19 has diminished. Also affecting this decrease as compared to the year ended December 31, 2019 was the impact of $6.3 million of expenses recognized during the fourth quarter of 2019 related to our technology upgrade initiatives and the recognition of a $1.2 million gain during 2020, which offset other operating costs, related to the reimbursement of prior expenses paid on behalf of our affiliated mutual funds and collective investment trusts ("the Funds and CITs") upon the settlement of the Funds and CITs claim against a third party. As a percentage of revenue, other operating costs for the years ended December 31, 2020 and 2019 were 23% and 29%, respectively.

Non-Operating Income (Loss)
Non-operating income for the year ended December 31, 2020 was less than $0.1 million, a decrease of $7.6 million, from non-operating income of $7.6 million for the year ended December 31, 2019. The following table reflects the components of non-operating income (loss) for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Period-to-Period
	2020	2019	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(11)	$(26)	$15	(58)%
Interest and dividend income (1)	934	3,262	(2,328)	(71)%
Change in liability under tax receivable agreement (2)	(1,803)	(199)	(1,604)	806%
Net gains (losses) on investments (3)	888	1,677	(789)	(47)%
Gain on sale of business (4)	—	2,883	(2,883)	(100)%
Total non-operating income (loss)	$8	$7,597	$(7,589)	(100)%
__________________________
(1)The decrease in interest and dividend income for the twelve months ended December 31, 2020 compared to 2019 is attributable to a decrease in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with a decrease in interest rates.
(2)The change in the liability under the TRA for the twelve months ended December 31, 2020 is driven by an increase in the Company's expected tax benefits under the TRA with the other holders of units of Manning & Napier Group and the corresponding changes in the payment of such benefits. The change during the twelve months ended December 31, 2020 is driven by the tax benefits realized with the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020.
(3)The amount of net gain on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.
(4)The gain on sale of business during the year ended December 31, 2019 was due to the completion of the sale of Perspective Partners, LLC on August 30, 2019.
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes decreased by approximately $0.6 million, to a benefit of $0.1 million for the year ended December 31, 2020 from a provision of $0.4 million for the year ended December 31, 2019. The change is attributed to the enactment of the CARES Act which includes, among other things, the elimination of certain restrictions on net operating losses. As a result, we recognized an income tax benefit related to the favorable rate applied to our net operating losses. This decrease is partially offset by a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level. Manning & Napier Inc.'s ownership of Manning & Napier Group increased as a result of the redemption and subsequent retirement of 60,012,419 Class A units of Manning & Napier Group on May 11, 2020.
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
Economic income, for periods beginning in and subsequent to January 1, 2019, presents a financial measure of the controlling and non-controlling interests of Manning & Napier Group and excludes from income before provision for (benefit from) income taxes strategic restructuring and transaction costs, net. We define strategic restructuring and transaction costs, net, as items related to our ongoing strategic review focused on the evolution of our distribution strategy and technology initiatives.

These include severance-related costs, certain consulting and other professional service fees, lease and other contract termination costs, and gain or loss on sale of a business.
Economic net income is a non-GAAP measure of after-tax operating performance for the controlling and non-controlling interests of Manning & Napier Group and equals the Company’s income before provision for (benefit from) income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to Manning & Napier and represents an estimate of income tax expense at an effective rate of 13.3% and 29.0% for the twelve months ended December 31, 2020 and 2019, respectively, reflecting assumed federal, state and local income taxes.
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
The following table sets forth, for the periods indicated, our other financial and operating data:

	Year Ended December 31,
	2019	2018
	(in thousands, except share data)
Economic income (Non-GAAP)	$16,659	$18,529
Economic net income (Non-GAAP)	$14,449	$13,156
Economic net income per adjusted share (Non-GAAP)	$0.33	$0.17
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	43,376,345	79,392,456

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2020	2019
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$10,004	$1,433
Add back: Net income attributable to noncontrolling interests	3,922	8,424
Add back: Provision for (benefit from) income taxes	(106)	448
Income before provision for (benefit from) income taxes	13,820	10,305
Add back: strategic restructuring and transaction costs, net (1)	2,839	8,224
Economic income (Non-GAAP)	16,659	18,529
Adjusted income taxes (Non-GAAP)	2,210	5,373
Economic net income (Non-GAAP)	$14,449	$13,156

Weighted average shares of Class A common stock outstanding - Basic	16,147,469	15,216,707
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group units outstanding (noncontrolling interest)	23,501,636	62,470,304
Weighted average unvested restricted stock units and stock awards	3,348,864	1,705,445
Weighted average vested stock options	378,376	—
Weighted average adjusted shares (Non-GAAP)	43,376,345	79,392,456

Economic net income per adjusted share (Non-GAAP)	$0.33	$0.17
__________________________

(1) Strategic restructuring and transaction costs, net, are included in the following financial statement line items of our consolidated statements of operations:

	Year Ended December 31,
	2020	2019
	(in thousands)
Compensation and related costs	$1,403	$3,406
Other operating costs	1,436	7,701
Gain on sale of business	—	(2,883)
Total strategic restructuring and transaction costs	$2,839	$8,224
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

The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$57,635	$67,088
Accounts receivable	$11,915	$10,182
Investment securities	$23,497	$90,467
Amounts payable under tax receivable agreement (1)	$18,979	$17,521
__________________________
(1)In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of the end of each period presented, including the ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments. See “Accounting Policies – Payments under the Tax Receivable Agreement” for more information.
We have no material assets other than our ownership of Class A units of Manning & Napier Group and, accordingly, will depend on distributions from Manning & Napier Group to pay taxes, operating expenses, as well as any dividends we may pay. As managing member of Manning & Napier Group, we will determine the timing and amount of any distributions paid to its members. We intend to cause Manning & Napier Group to distribute cash to its members, including us, in an amount sufficient to cover taxes and operating expenses, including dividends, if any, declared by us. If we do cause Manning & Napier Group to make such distributions, M&N Group Holdings, MNCC and any other holders of units of Manning & Napier Group will be entitled to receive equivalent distributions on a pari passu basis. Due to the market volatility and resulting earnings volatility stemming from the COVID-19 pandemic, the Board of Directors did not approve any cash dividends on our Class A common stock since the dividend paid on May 1, 2020. The historical quarterly cash dividends on our Class A common stock were, and we believe any future dividends would be, funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. Our management team and the Board of Directors will continue to monitor our ability to pay future dividends on a quarterly basis.
In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions.
On March 27, 2020, the U.S. government enacted the CARES Act which includes, among other things, the ability to carryback net operating losses from 2018, 2019 and 2020 to prior years. We expect to carryback net operating losses generated in 2018, 2019 and 2020 to prior years and claim refunds when the federal corporate tax rate was 34% compared to the current statutory rate of 21%. During the twelve months ended December 31, 2020, we recognized an income tax benefit of approximately $1.9 million, related to the favorable rate applied to our net operating losses. As a result, we increased the amounts payable under the TRA, representing 85% of the applicable cash savings. As of December 31, 2020, we have recorded an estimated income tax refund of approximately $4.5 million within our prepaid expenses and other assets, of which we expect to pay out 85% under our TRA. At this time, we do not anticipate the enactment of the CARES Act to have any other material impacts to our short- and long-term liquidity.
A state is currently auditing the Company's 2016, 2017 and 2018 corporate tax returns. The audit is expected to be completed in 2021. As of December 31, 2020, the audit is in process and the state is collecting and evaluating the data for which the Company has not recorded a liability for uncertain tax positions under ASC Topic 740, Income Taxes. We believe any potential increases to this liability, which could be up to approximately $1.3 million, would not result in a material change to our financial position.
As of December 31, 2020, a total of 2,021,781 units of Manning & Napier Group were held by the noncontrolling interests, including M&N Group Holdings and MNCC. Pursuant to the terms of the annual exchange process, such units may be tendered for exchange or redemption. On March 15, 2020, certain legacy shareholders and William Manning, the former Chairman of our Board of Directors, tendered a total of 60,012,419 Class A units, including 59,957,419 units held by William Manning, for cash or shares of our Class A common stock pursuant to the terms of the annual exchange process.
The independent directors, on behalf of the Company, decided to settle the transaction utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning. Manning & Napier Group completed the redemption on May 11, 2020, with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the redemption, the Class A units were retired and as a result, Manning & Napier's ownership of Manning & Napier Group increased from 19.5% to 88.2% as of May 11, 2020.

The Company is nearing the completion of the 2021 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for exchange or redemption. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units tendered multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis.
Following the settlement of the redemption of Class A units of Manning & Napier Group on May 11, 2020, we have significantly less cash and cash equivalents to meet working capital requirements and liquidity needs. With approximately $81.1 million in cash and investment securities on hand as of December 31, 2020, we expect that we have sufficient liquidity available to meet our needs for the foreseeable future. We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements.
Cash Flows
The following table sets forth our cash flows for the years ended December 31, 2020 and 2019. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income taxes, gain on sale of business in 2019 and of intangible assets, and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development purposes and cash management purposes, gain on sale of intangible assets, gain on sale of business in 2019 and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, dividends paid on our Class A common stock, payment of shares withheld to satisfy tax withholding requirements related to equity awards and purchases of Class A units held by the noncontrolling interests of Manning & Napier Group.

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$17,613	$14,965
Net cash provided by investing activities	67,357	3,177
Net cash used in financing activities	(94,423)	(10,640)
Net change in cash flows	$(9,453)	$7,502
Operating Activities
Operating activities provided $17.6 million and $15.0 million of net cash for the years ended December 31, 2020 and 2019, respectively. This overall $2.6 million increase in net cash provided by operating activities was due to an increase in net income after adjustment for non-cash items of approximately $7.7 million, which was driven by an increase in operating income resulting primarily from lower operating expenses. This was partially offset by an overall decrease of approximately $5.1 million from operating assets and liabilities, primarily from increased technology implementation costs during the year ended December 31, 2020.
Investing Activities
Investing activities provided $67.4 million and $3.2 million of net cash for the years ended December 31, 2020 and 2019, respectively. This change was driven by an increase in cash from investing activities of $65.0 million due to our funding of and timing of activity within our investment securities in order to facilitate the redemption of Class A units during the year ended December 31, 2020. During the twelve months ended December 31, 2020, we received approximately $64.0 million, net, from the purchase and sale of certain securities for cash management purposes compared to $3.0 million in the same period of 2019. Also during the year ended December 31, 2019, we received proceeds from the sale of intangible assets and businesses of approximately $3.1 million. Our purchases of property and equipment were approximately $0.2 million and $2.5 million during the years ended December 31, 2020 and 2019, respectively.

Financing Activities
Financing activities used $94.4 million and $10.6 million of net cash for the years ended December 31, 2020 and 2019, respectively. This overall $83.8 million increase in net cash used in 2020 compared to 2019 was primarily the result of an increase in cash used for the redemption of Class A units of Manning & Napier Group pursuant to the annual exchange process, existing since the time of our IPO, of $90.8 million in 2020 compared to $3.1 million in 2019. This increase of $87.7 million in 2020 compared to the prior year was due to a significantly higher number of units redeemed in 2020. In addition, we used approximately $2.1 million for the payment of shares withheld to satisfy withholding requirements on vested equity awards and exercise of stock options during the year ended December 31, 2020, compared to $0.4 million in 2019. This increase in cash used from financing activities was partially offset by a reduction in distributions to noncontrolling interests of $5.1 million due to Manning & Napier, Inc.'s increased ownership of Manning & Napier Group resulting from the redemption and subsequent retirement of 60,012,419 Class A units of Manning & Napier Group on May 11, 2020 as well as a reduction in dividends paid on Class A common stock to $0.6 million during the year ended December 31, 2020 compared to $1.2 million in 2019.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2020.
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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and our principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on the assessment using those criteria, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
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
Item 9B.     Other Information.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be held on June 16, 2021, which will be filed within 120 days of the end of our fiscal year ended December 31, 2020 (our “Proxy Statement”) and is incorporated herein by reference.

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

PART IV
Item 15.     Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements
(i)Consolidated Statements of Financial Condition as of December 31, 2020 and 2019
(ii)Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
(iii)Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019
(iv)Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019
(v)Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
(vi)Notes to Consolidated Financial Statements

(2)Financial Statement Schedules
There are no Financial Statement Schedules filed as part of this Annual Report on 10-K, as the required information is included in our consolidated financial statements and in the notes thereto.
(b)Exhibit Index:

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Manning & Napier, Inc. is incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 28, 2012.

3.2
Amended and Restated Bylaws of Manning & Napier, Inc. are incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2020.

4.1
Form of specimen certificate representing Manning & Napier, Inc.’s Class A common stock is incorporated by reference to Exhibit 4.1 to Amendment No. 4 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on November 7, 2011.

4.2	Description of Securities.
4.3
Rights Agreement between Manning & Napier, Inc. and American Stock Transfer & Trust Company, LLC, including Form of Right Certificate as Exhibit A, dated as of April 14, 2020, is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 14, 2020.

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

10.9*
Form of Restricted Stock Award Agreement, as amended February 1, 2020, under the Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities Exchange Commission on March 13, 2020.

10.10*	Form of Restricted Stock Award Agreement, as amended January 13, 2021, under the Manning & Napier, Inc. 2011 Equity Compensation Plan.
10.11*
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

10.13*
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

10.16
Form of Indemnification Agreement is incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.17*
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

10.29
Third Amendment to the Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC dated as of March 3, 2020 by and among the Members of M&N Group Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 15, 2020

10.30
Second Amendment to Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC dated as of March 3, 2020 by and among the members of Manning & Napier Group, LLC is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 15, 2020

10.31
Second Amendment to Amended and Restated Operating Agreement of Manning & Napier Capital Company, L.L.C. dated as of March 3, 2020 by and among the members of Manning & Napier Capital Company, LLC is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 15, 2020

10.32
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated May 11, 2020 is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2020.

10.33
Form of Redemption Agreement between Manning & Napier Capital Company, LLC and Manning & Napier Group, LLC, dated May 11, 2020 is incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2020.

10.34
Form of Redemption Agreement between M&N Group Holdings, LLC and William Manning, dated May 11, 2020 is incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 14, 2020

10.35
Form of Redemption Agreement between M&N Group Holdings, LLC and Manning & Napier Associates, L.L.C., dated May 11, 2020 is incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 14, 2020

10.36
Form of Redemption Agreement between M&N Group Holdings, LLC and MNA Advisors, Inc., dated May 11, 2020 is incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 14, 2020

10.37
Form of Redemption Agreement between MNA Advisors, Inc. and William Manning, dated May 11, 2020 is incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 14, 2020

10.38
Form of Redemption Agreement between Manning & Napier Capital Company, LLC and William Manning, dated May 11, 2020 is incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 14, 2020

10.39*
First Amendment to Employment Agreement of Marc Mayer, effective December 31, 2020, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities Exchange Commission on January 7, 2021

21.1	Subsidiaries of Manning & Napier, Inc.
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements.
 __________________________
* Management contract or compensatory plan or arrangement

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 17, 2021

MANNING & NAPIER, INC.

By:	/s/ Marc Mayer
	Name:	Marc Mayer
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Marc Mayer	Chief Executive Officer and Chairman of the Board of Directors	March 17, 2021
Marc Mayer	(principal executive officer)

/s/ Paul J. Battaglia	Chief Financial Officer	March 17, 2021
Paul J. Battaglia	(principal financial and accounting officer)

/s/ Richard Goldberg	Director	March 17, 2021
Richard Goldberg

/s/ Barbara Goodstein	Director	March 17, 2021
Barbara Goodstein

/s/ Robert Kopech	Director	March 17, 2021
Robert Kopech

/s/ Kenneth Marvald	Director	March 17, 2021
Kenneth Marvald

/s/ Edward J. Pettinella	Director	March 17, 2021
Edward J. Pettinella

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Manning & Napier, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Manning & Napier, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Tax Assets and Amounts Payable Under the Tax Receivable Agreement

As described in Notes 2 and 15 to the consolidated financial statements, the Company has recorded a deferred tax asset (“DTA”) balance of $15.9 million as of December 31, 2020 while the amount payable to selling unit holders under the tax receivable agreement (“TRA”) was $19.0 million. DTAs are recognized by management for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets. As disclosed by management, in connection with the Company’s initial public offering ("IPO"), the TRA was entered into between Manning & Napier and the holders of Manning & Napier Group, pursuant to which Manning & Napier is required to pay to such holders 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that Manning & Napier actually realizes, or is deemed to realize in certain circumstances, as a result of (i) certain tax attributes of their units sold to Manning & Napier or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the TRA and (ii) tax benefits related to imputed interest. Under the TRA, Manning & Napier generally will retain the benefit of the remaining 15% of the applicable tax savings. There is a possibility that not all of the 85% of the applicable cash savings will be paid to the selling or exchanging holder of Class A units. If it is determined that all or a portion of such applicable tax savings is in doubt, payment to such holders of Class A units will be the amount attributable to the portion of the applicable tax savings that are determined not to be in doubt and the payment of the remainder at such time as it is reasonably determined that the actual tax savings or that the amount is no longer in doubt. Management anticipates that payments will be made annually commencing from the date of each event that gives rise to the TRA benefits. As disclosed by management, the increase in tax basis, which results in a DTA, as well as the actual amount and timing of any payments may vary from this estimate due to a number of factors, including the timing of exchanges by unit holders of Manning & Napier Group, the price of Class A common stock at the time of such purchases or exchanges, the portion of payments under the TRA constituting imputed interest and whether the purchases or exchanges result in depreciable or amortizable basis, a material change in the relevant tax law or the Company’s ability to generate future taxable income and the tax rate applicable at that time. The determination of the increase in tax basis requires management to make judgments in forecasting future taxable income to support the management’s determination that the DTA is realizable.

The principal considerations for our determination that performing procedures relating to the deferred tax assets and amounts payable under the TRA is a critical audit matter are the significant judgment by management to determine the impact of the change in tax basis, resulting from the sales or exchanges by unit holders of Manning & Napier Group, on the DTA and amounts payable under the TRA, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence related to future forecasted taxable income and management’s determination that the DTA is realizable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for determining the DTAs and amounts payable under the TRA, including (i) recalculating components of the DTA computation related to imputed interest and depreciable basis or amortizable basis, (ii) testing the completeness and accuracy of associated payments made under the TRA as tax benefits and the applicable tax rate at which they were recognized, as well as factors impacting the applicable tax rate such as legislative changes, (iii) evaluating future forecasted taxable income and management's determination that the DTA is realizable, (iv) testing the impact of sales or exchanges by the unit holders of Manning & Napier Group and associated factors such as the price of the Class A common stock at the time of such sales or exchanges, and (v) testing the impact of sales or exchanges of Class A units on the deferred tax asset and amounts payable under tax receivable agreements.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
March 17, 2021
We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$57,635	$67,088
Accounts receivable	11,915	10,182
Investment securities	23,497	90,467
Prepaid expenses and other assets	15,711	5,607
Total current assets	108,758	173,344
Property and equipment, net	3,075	4,565
Operating lease right-of-use assets	16,405	18,795
Net deferred tax assets, non-current	19,645	20,668
Goodwill	4,829	4,829
Other long-term assets	3,373	4,010
Total assets	$156,085	$226,211

Liabilities
Accounts payable	$1,787	$1,614
Accrued expenses and other liabilities	36,439	26,201
Deferred revenue	11,476	10,759
Total current liabilities	49,702	38,574
Operating lease liabilities, non-current	16,646	18,753
Other long-term liabilities	221	2,017
Amounts payable under tax receivable agreement, non-current	13,759	17,246
Total liabilities	80,328	76,590
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized, 16,989,943 and 15,956,526 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	$170	$160
Additional paid-in capital	111,848	198,516
Retained deficit	(28,826)	(38,478)
Accumulated other comprehensive income	(235)	(50)
Total shareholders’ equity	82,957	160,148
Noncontrolling interests	(7,200)	(10,527)
Total shareholders’ equity and noncontrolling interests	75,757	149,621
Total liabilities, shareholders’ equity and noncontrolling interests	$156,085	$226,211
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2020	2019
Revenues
Management Fees
Wealth Management	$56,334	$56,583
Institutional and Intermediary	52,169	59,050
Distribution and shareholder servicing	9,274	10,227
Custodial services	6,217	6,864
Other revenue	3,040	3,277
Total revenue	127,034	136,001
Expenses
Compensation and related costs	74,397	80,967
Distribution, servicing and custody expenses	10,239	12,568
Other operating costs	28,586	39,758
Total operating expenses	113,222	133,293
Operating income	13,812	2,708
Non-operating income (loss)
Interest expense	(11)	(26)
Interest and dividend income	934	3,262
Change in liability under tax receivable agreement	(1,803)	(199)
Net gains (losses) on investments	888	1,677
Gain on sale of business	—	2,883
Total non-operating income (loss)	8	7,597
Income before provision for (benefit from) income taxes	13,820	10,305
Provision for (benefit from) income taxes	(106)	448
Net income attributable to controlling and noncontrolling interests	13,926	9,857
Less: net income attributable to noncontrolling interests	3,922	8,424
Net income attributable to Manning & Napier, Inc.	$10,004	$1,433

Net income per share available to Class A common stock
Basic	$0.61	$0.10
Diluted	$0.29	$0.09
Weighted average shares of Class A common stock outstanding
Basic	16,147,469	15,216,707
Diluted	41,611,219	77,973,919
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019
Net income attributable to controlling and noncontrolling interests	$13,926	$9,857
Net unrealized holding gains (losses) on investment securities, net of tax	(291)	142
Reclassification adjustment for realized (gains) losses on investment securities included in net income	(176)	(23)
Comprehensive income	13,459	9,976
Less: Comprehensive income attributable to noncontrolling interest	3,640	8,516
Comprehensive income attributable to Manning & Napier, Inc.	$9,819	$1,460

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock- Class A		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount		Retained Deficit			Total

Balance—January 1, 2019	15,310,958	$153	$198,604	$(38,865)	$(77)	$(13,572)	$146,243
Net income	—	—	—	1,433	—	8,424	9,857
Distributions to noncontrolling interests	—	—	—	—	—	(5,854)	(5,854)
Net changes in unrealized investment securities gains or losses	—	—	—	—	27	115	142
Common stock issued under equity compensation plan, net of forfeitures	645,568	7	(7)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	(66)	—	—	(284)	(350)
Equity-based compensation	—	—	696	—	—	2,984	3,680
Dividends declared on Class A common stock - $0.08 per share	—	—	—	(1,122)	—	—	(1,122)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	76	—	—	76
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	(711)	—	—	(2,340)	(3,051)
Balance—December 31, 2019	15,956,526	$160	$198,516	$(38,478)	$(50)	$(10,527)	$149,621
Net income	—	—	—	10,004	—	3,922	13,926
Distributions to noncontrolling interests	—	—	—	—	—	(759)	(759)
Net changes in unrealized investment securities gains or losses	—	—	—	—	(185)	(106)	(291)
Common stock issued under equity compensation plan, net of forfeitures	1,033,417	10	(10)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	(1,640)	—	—	(937)	(2,577)
Equity-based compensation	—	—	2,429	—	—	1,387	3,816
Dividends declared on Class A common stock - $0.02 per share	—	—	—	(352)	—	—	(352)
Deferred tax impacts from transactions with shareholders (Note 15)	—	—	3,158	—	—	—	3,158
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	(90,605)	—	—	(180)	(90,785)
Balance—December 31, 2020	16,989,943	$170	$111,848	$(28,826)	$(235)	$(7,200)	$75,757
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$13,926	$9,857
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	3,816	3,680
Depreciation and amortization	1,536	3,763
Change in amounts payable under tax receivable agreement	1,803	199
Impairment of long-lived assets	663	—
Gain on sale of intangible assets	(21)	(194)
Gain on sale of business	—	(2,883)
Net (gains) losses on investment securities	(888)	(1,677)
Deferred income taxes	(153)	203
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(1,733)	1,253
Prepaid expenses and other assets	(5,454)	(408)
Other long-term assets	3,012	2,453
Accounts payable	173	(231)
Accrued expenses and other liabilities	4,658	(1,298)
Deferred revenue	716	1,455
Other long-term liabilities	(4,441)	(1,207)
Net cash provided by operating activities	17,613	14,965
Cash flows from investing activities:
Purchase of property and equipment	(230)	(2,461)
Sale of investments	74,127	13,165
Purchase of investments	(25,281)	(119,001)
Sale of intangible assets	21	194
Proceeds from sale of business, net	—	2,902
Proceeds from maturity of investments	18,720	108,378
Net cash provided by investing activities	67,357	3,177
Cash flows from financing activities:
Distributions to noncontrolling interests	(759)	(5,854)
Dividends paid on Class A common stock	(645)	(1,244)
Payment of shares withheld to satisfy withholding requirements	(2,131)	(350)
Payment of capital lease obligations	(103)	(141)
Purchase of Class A units of Manning & Napier Group, LLC	(90,785)	(3,051)
Net cash used in financing activities	(94,423)	(10,640)
Net increase (decrease) in cash and cash equivalents	(9,453)	7,502
Cash and cash equivalents:
Beginning of period	67,088	59,586
End of period	$57,635	$67,088

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2020	2019
Supplemental disclosures:
Cash paid during the period for interest	$12	$26
Cash payments during the period for taxes, net of refunds	$1,047	$238
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$17	$247
Equipment acquired through capital lease obligation	$40	$175
Accrued dividends	$—	$312

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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of December 31, 2020. Manning & Napier Group completed the redemption of 60,012,419 of its Class A units held by M&N Group Holdings, LLC ("M&N Group Holdings") and Manning & Napier Capital Company, LLC ("MNCC") on May 11, 2020 with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the redemption, the Class A units were retired and as a result, the Company's ownership of Manning & Napier Group increased from 19.5% to 88.2% as of May 11, 2020 (Refer to Note 4 for further discussion). The diagram below depicts the Company's organization structure as of December 31, 2020.
 _____________________
(1)The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").

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
Principles of Consolidation
The Company consolidated all majority-owned subsidiaries. In addition, as of December 31, 2020, Manning & Napier holds an economic interest of approximately 88.6% in Manning & Napier Group, and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a non-controlling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC.
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
The Company provides seed capital to its investment teams to develop new products and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity invested in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment or as trading securities, as applicable. As of December 31, 2020 and December 31, 2019, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.0 million and $3.2 million at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company did not have a controlling financial interest in any mutual fund.
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
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on equity investments, at fair value or trading investments, as applicable, are recorded in net gains (losses) on investments in the consolidated statements of operations. At December 31, 2020 and 2019, equity investments, at fair value consist of investments held by the Company for the purpose of providing initial cash seeding for product development purposes and investments to hedge economic exposure to market movements on its deferred compensation plan.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Accounts Receivable
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing and custodial contracts. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2020 or 2019. Accounts receivable are stated at cost, which approximates market value due to the short-term collection of balances. The fair value of accounts receivable have been classified as Level 1 in accordance with the fair value hierarchy.
Property, Equipment, Software and Depreciation
Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the applicable life of the asset class; generally three to five years for equipment and seven years for furniture and fixtures. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the remaining expected lease term.
Internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized and reported within property and equipment in the consolidated statement of financial condition as of December 31, 2020 and 2019. The capitalized costs are amortized over the estimated useful lives of the software, which range from three to five years, beginning when the software project is complete and ready for its intended use.
Internal and external costs capitalized in connection with hosted software arrangements are reported within prepaid expenses and other assets in the consolidated statement of financial condition as of December 31, 2020. The capitalized costs are amortized over the term of the hosting arrangement, beginning when the software project is complete and ready for its intended use.
Gains or losses upon sale or other disposition of fixed assets are included in the consolidated statements of operations.
Goodwill
Goodwill represents the excess cost over the fair value of the identifiable net assets of acquired companies. The Company attributes all goodwill to its single reporting unit. Goodwill is tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There were no facts or circumstances occurring during 2020 or 2019 suggesting possible impairment.
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
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. During the twelve months ended December 31, 2020, a downturn in the commercial real estate market indicated that an asset group, including previously vacated office space, may not be recoverable. The Company assessed recoverability of the asset group by comparing the undiscounted future net cash flows expected to result from the asset group to its carrying value. The carrying value exceeded the undiscounted future net cash flows of the asset, and an impairment loss of approximately $0.7 million was recognized during the twelve months ended December 31, 2020 as the difference between the net book value and the fair value of the asset group.
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
Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2020 and 2019.
Loss Contingencies
The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s consolidated financial statements. No loss accruals were recorded as of December 31, 2020 and 2019.

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
As of December 31, 2020, the Company had a total of approximately $5.4 million of capitalized implementation costs for hosting arrangements within prepaid expenses and other assets on its consolidated statements of financial condition, with $0.1 million in accumulated amortization and $0.1 million in amortization expense recognized during the twelve months ended December 31, 2020. At December 31, 2019, approximately $0.4 million of these costs were capitalized within property and equipment, net. The hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of the Company's business. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement.
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
Note 3—Revenue, Contract Assets and Contract Liabilities
Disaggregated Revenue
The following table represents the Company’s wealth management and institutional and intermediary investment management revenue by investment portfolio during the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020
	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$49,391	$32,221	$81,612
Equity	6,359	18,536	24,895
Fixed Income	584	1,412	1,996
Total	$56,334	$52,169	$108,503

	Year ended December 31, 2019
	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$49,312	$34,368	$83,680
Equity	6,431	23,158	29,589
Fixed Income	840	1,524	2,364
Total	$56,583	$59,050	$115,633

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Accounts Receivable
Accounts receivable as of December 31, 2020 and December 31, 2019 consisted of the following:

	December 31, 2020	December 31, 2019
	(in thousands)
Accounts receivable - third parties	$7,315	$5,778
Accounts receivable - affiliated mutual funds and collective investment trusts	4,600	4,404
Total accounts receivable	$11,915	$10,182
Accounts receivable: Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the years ended December 31, 2020 or 2019.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $36.5 million and $40.5 million during the years ended December 31, 2020 and 2019, respectively, which represents greater than 10% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statement of financial condition as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Affiliated mutual funds	$3,275	$3,164
Affiliated collective investment trusts	1,325	1,240
Accounts receivable - affiliated mutual funds and collective investment trusts	$4,600	$4,404

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the years ended December 31, 2020 and 2019, revenue was increased by less than $0.1 million for changes in transaction price, respectively. Accrued accounts receivable of $0.3 million is reported within prepaid expenses and other assets in the consolidated statement of financial condition as of December 31, 2020 and 2019.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the years ended December 31, 2020 and 2019 that was included in deferred revenue at the beginning of the period was approximately $10.6 million and $8.8 million, respectively.
Costs to obtain a contract: Under compensation plans in effect for periods prior to January 1, 2020, incremental first year commissions directly associated with new separate account and collective investment trust contracts were capitalized and amortized straight-line over an estimated customer contract period of 3 years to 7 years . The total net asset as of December 31, 2020 and 2019 was approximately $0.7 million and $1.0 million, respectively. Amortization expense included in compensation and related costs totaled approximately $0.3 million and $0.4 million during the years ended December 31, 2020 and 2019, respectively. Impairment losses of approximately $0.1 million were recognized during each the years ended December 31, 2020 and 2019 related to contract acquisition costs for client contracts that canceled during the respective period.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 88.6% in Manning & Napier Group, and as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial conditions with respect to the remaining approximately 11.4% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following provides a reconciliation from “Income before provision for (benefit from) income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Year Ended December 31,
	2020	2019
	(in thousands)
Income before provision for (benefit from) income taxes	$13,820	$10,305
Less: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	(1,841)	(227)
Income before provision for (benefit from) income taxes, as adjusted	15,661	10,532
Controlling interest percentage (2)	72.6%	18.9%
Net income attributable to controlling interest	11,369	1,992
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(1,841)	(227)
Income before income taxes attributable to Manning & Napier, Inc.	9,528	1,765
Less: provision for (benefit from) income taxes of Manning & Napier, Inc. (3)	(476)	332
Net income attributable to Manning & Napier, Inc.	$10,004	$1,433
__________________________
(1)Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.
(2)Income before provision for (benefit from) income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group for the respective periods and anticipates a closing of the books pursuant to Internal Revenue Code of 1986, as amended ("IRC"), Section 1377.
(3)The consolidated provision for (benefit from) income taxes is equal to the sum of (i) the provision for (benefit from) income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for (benefit from) income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for (benefit from) income taxes totaled a benefit of approximately $0.1 million and a provision of $0.4 million for the years ended December 31, 2020 and 2019, respectively.
As December 31, 2020, a total of 2,021,781 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be tendered for exchange or redemption. For any units tendered, the Company may (i) pay an amount of cash equal to the number of tendered units multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, or as Manning & Napier Group units are redeemed and retired, the Company's ownership of Manning & Napier Group will increase.
On March 15, 2020, a total of 60,012,419 Class A units, including 59,957,419 units held by William Manning, who was previously the Chairman of the Company's Board of Directors, were tendered for either cash or shares of the Company's Class A common stock pursuant to the exchange process. The independent directors, on behalf of the Company as managing member of Manning & Napier Group, decided to settle the transaction as a redemption, utilizing approximately $90.8 million in cash, including approximately $90.7 million paid to Mr. Manning. Manning & Napier Group completed the redemption on May 11, 2020 with payment made from its cash, cash equivalents and proceeds from the sale of investment securities. Subsequent to the redemption the Class A units were retired and as a result, the Company's ownership of Manning & Napier Group increased from 19.5% to 88.2% as of May 11, 2020.
During the year ended December 31, 2020, Class A common stock was issued under the 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is the impact to the Company's equity ownership interest in Manning & Napier Group during the years ended December 31, 2020 and 2019:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of January 1, 2019	14,126,736	63,349,721	77,476,457	18.2%
Class A units issued	623,485	—	623,485	0.7%
Class A units redeemed	—	(1,315,521)	(1,315,521)	0.3%
As of December 31, 2019	14,750,221	62,034,200	76,784,421	19.2%
Class A units issued	1,033,417	—	1,033,417	1.1%
Class A units redeemed	—	(60,012,419)	(60,012,419)	68.3%
As of December 31, 2020	15,783,638	2,021,781	17,805,419	88.6%

Manning & Napier, as managing member controls all of the business and affairs of Manning & Napier Group prior to and subsequent to the redemption that was completed during the second quarter of 2020. Since the Company continues to have a controlling interest in Manning & Napier Group, the aforementioned changes in ownership of Manning & Napier Group were accounted for as equity transactions under ASC Topic 810, Consolidation. Additional paid-in capital and non-controlling interests in the consolidated statements of financial condition are adjusted to reallocate the Company's historical equity to reflect the change in ownership of Manning & Napier Group.
During the years ended December 31, 2020 and 2019, the Company made approximately $0.8 million and $5.9 million, respectively, in distributions to non-controlling interests. None of these distributions were payments pursuant to the tax receivable agreement (Note 15).
Note 5—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2020 and December 31, 2019:

	December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$6,497	$—	$(94)	$6,403
U.S. Treasury notes	10,587	—	(89)	10,498
				16,901
Equity investments, at fair value
Equity securities				5,592
Mutual funds				1,004
				6,596
Total investment securities				$23,497

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$35,148	$—	$(91)	$35,057
U.S. Treasury notes	33,908	193	—	34,101
Short-term investments	12,119	—	—	12,119
				81,277
Equity investments, at fair value
Equity securities				6,038
Mutual funds				3,152
				9,190
Total investment securities				$90,467
Investment securities are classified as either equity investments, trading, equity method investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At December 31, 2020 and 2019, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $0.6 million and $1.5 million of net unrealized gains related to investments classified as equity investments, at fair value for the years ended December 31, 2020 and 2019, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes, corporate bonds and other short-term investments to optimize cash management opportunities and for compliance with certain regulatory requirements. As of December 31, 2020 and 2019, approximately $0.6 million of the U.S. Treasury notes is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2020 or 2019.
The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
	(in thousands)
Gross realized investment gains	$965	$269
Gross realized investment losses	(641)	(135)
Net realized gains (losses)	$324	$134
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
•Level 2—other significant observable inputs (including but not limited to quoted prices for similar securities, interest rates, prepayment rates, credit risk, etc.); and
•Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,592	$—	$—	$5,592
Fixed income securities	—	6,403	—	6,403
Mutual funds	1,004	—	—	1,004
U.S. Treasury notes	—	10,498	—	10,498
Total assets at fair value	$6,596	$16,901	$—	$23,497

	December 31, 2019
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$6,038	$—	$—	$6,038
Fixed income securities	—	35,057	—	35,057
Mutual funds	3,152	—	—	3,152
U.S. Treasury notes	—	34,101	—	34,101
Short-term investments	—	12,119	—	12,119
Total assets at fair value	$9,190	$81,277	$—	$90,467
Short-term investments consists of U.S. Treasury bills.
Valuations of investments in fixed income securities, U.S. Treasury notes and U.S Treasury bills can generally be obtained through independent pricing services. For most bond types, the pricing service utilizes matrix pricing, which considers one or more of the following factors: yield or price of bonds of comparable quality, coupon, maturity, current cash flows, type and current day trade information, as well as dealer supplied prices. These valuations are categorized as Level 2 in the hierarchy.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between levels during the years ended December 31, 2020 or 2019.
Note 7—Property and Equipment
Property and equipment as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Furniture and fixtures	$1,838	$1,878
Office equipment	4,165	4,150
Computer software	3,813	4,281
Leasehold improvements	5,832	5,679
	15,648	15,988
Less: Accumulated depreciation	(12,573)	(11,423)
Property and equipment, net	$3,075	$4,565
Depreciation expense is included in other operating costs and totaled approximately $1.3 million and $3.6 million for the years ended December 31, 2020 and 2019, respectively.
In 2019, the Company recognized an expense of approximately $3.2 million, representing the present value of approximately $3.4 million of future cash obligations under a previous software license agreement. At December 31, 2020, approximately $0.9 million is included in accrued expenses and other liabilities in the consolidated statements of financial condition.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company has evaluated its property and equipment for impairment under the current accounting standards and has concluded that no impairment loss has occurred as of December 31, 2020. No impairment loss occurred in the year ended December 31, 2019 other than as discussed in the paragraph above.
Note 8—Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $4.8 million at both December 31, 2020 and 2019, and there was no accumulated impairment. There were no changes in the carrying value of goodwill during the years ended December 31, 2020 and 2019.
The Company completed its goodwill impairment testing in the fourth quarter of 2020 and determined that there were no facts and circumstances occurring during 2020 suggesting possible impairment. No impairment of goodwill was recognized during the years ended December 31, 2020 and 2019.
Intangible Assets
The following table reflects the components of intangible assets as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Intangible assets subject to amortization:
Cost - Separately managed account client relationships	$897	$897
Accumulated amortization - Separately managed account client relationships	(897)	(897)
Cost - Trademark	340	340
Accumulated amortization - Trademark	(280)	(235)
Intangible assets subject to amortization, net	60	105

Indefinite-lived intangible assets:
Cost - Mutual fund and collective trust contracts	2,578	2,578
Mutual fund and collective trust contracts	2,578	2,578

Total intangible assets, net	$2,638	$2,683

There were no facts or circumstances occurring during the years ended December 31, 2020 or 2019 suggesting possible impairment.
Amortization expense was less than $0.1 million for both the years ended December 31, 2020 and 2019. As of December 31, 2020, intangible assets subject to amortization are being amortized over a weighted-average remaining life of 0.7 years. The estimated amortization expense to be recognized over the next 5 years is as follows:

Year Ending December 31,	Estimated Amortization Expense
(in thousands)
2021	$45
2022	15
2023	—
2024	—
2025	—
Thereafter	—
Total	$60

Note 9—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued bonuses and sales commissions	$19,999	$14,825
Accrued payroll and benefits	4,629	4,415
Accrued sub-transfer agent fees	437	420
Dividends payable on Class A common stock	—	312
Amounts payable under tax receivable agreement	5,220	275
Short-term operating lease liabilities	2,854	2,682
Other accruals and liabilities	3,300	3,272
	$36,439	$26,201
Note 10—Leases
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
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $3.7 million over the remaining term of such leases. The lease terms for the three subleased operating leases end in 2025, 2027 and 2028.

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$85	$124
Interest on lease liabilities	6	11
Operating lease expense	3,978	3,622
Short-term lease expense	3	13
Variable lease expense	224	319
Sublease income	(664)	(687)
Total lease expense	$3,632	$3,402

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$8	$11
Finance cash flows from finance leases	$98	$130
Operating cash flows from operating leases	$3,752	$3,853

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$40	$175
Operating leases	$779	$898

Supplemental balance sheet information related to leases as of December 31, 2020 was as follows:

December 31, 2020
Finance Leases	(in thousands, except lease term and discount rate)
Finance lease right-of-use assets (1)	$152

Accrued expenses and other liabilities	$68
Other long-term liabilities	92
Total finance lease liabilities	$160

Operating Leases
Operating lease right-of-use assets	$16,405

Accrued expenses and other liabilities	$2,854
Operating lease liabilities, non-current	16,646
Total operating lease liabilities	$19,500

Weighted average remaining lease term
Finance leases	2.51 Years
Operating leases	6.50 Years
Weighted average discount rate
Finance leases	4.39%
Operating leases	5.14%
_______________________
(1)Amounts included in other long-term assets within the consolidated statements of financial condition.

Maturities of lease liabilities were as follows:

Year ending December 31,	Finance Leases	Operating Leases
	(in thousands)
2021	$77	$3,779
2022	54	3,793
2023	37	3,362
2024	—	3,292
2025	—	2,996
Thereafter	—	5,708
Total lease payments	168	22,930
Less imputed interest	(8)	(3,430)
Total lease liabilities	$160	$19,500

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
Regulation

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of December 31, 2020 and 2019, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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
As of December 31, 2020, a total of 2,021,781 Class A units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the Exchange Agreement, such units may be tendered for exchange or redemption. For any units tendered, the Company may (i) pay an amount of cash equal to the number of tendered units multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, or as Manning & Napier Group units are redeemed and retired, the Company's ownership of Manning & Napier Group will increase. The decision whether to pay cash or issue shares will be made by the independent members of the Company’s board of directors.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Diluted earnings per share (“diluted EPS”) is computed under the more dilutive of either the treasury method or the two-class method. For the diluted calculation, the weighted average number of common shares outstanding during the period is increased by the assumed conversion into Class A common stock of the unvested restricted stock units, unvested restricted stock awards, and outstanding stock options (collectively, "outstanding equity awards"), as well as the exchangeable Class A units of Manning & Napier Group, to the extent that such conversion would dilute earnings per share.
Net income attributable to non-controlling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest of Manning & Napier Group held by the non-controlling interests (Note 4). For periods in which the outstanding Class A units of Manning & Napier Group are dilutive to the Company's earnings per share, the calculation of diluted earnings per share also takes into account the incremental net income that would be available to Class A common stock upon the conversion of Class A units of Manning & Napier Group into Class A common stock of the Company.
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the years ended December 31, 2020 and 2019 under the two-class method:

	Year Ended December 31,
	2020	2019
	(in thousands, except share data)
Numerator:
Net income attributable to controlling and noncontrolling interests	$13,926	$9,857
Less: net income attributable to noncontrolling interests	3,922	8,424
Net income attributable to Manning & Napier, Inc.	$10,004	$1,433
Less: allocation to participating securities	96	(102)
Net income available to Class A common stock for basic EPS	$9,908	$1,535
Plus: reallocation of net income attributable to participating securities	10	—
Plus: incremental net income as a result of conversion of Class A units of Manning & Napier Group to Class A common stock	2,307	5,574
Net income available to Class A common stock for diluted EPS	$12,225	$7,109

Denominator:
Weighted average shares of Class A common stock outstanding - basic	16,147,469	15,216,707
Dilutive effect from unvested equity awards	1,962,114	286,908
Dilutive effect of exchangeable Class A units	23,501,636	62,470,304
Weighted average shares of Class A common stock outstanding - diluted	41,611,219	77,973,919
Net income available to Class A common stock per share - basic	$0.61	$0.10
Net income available to Class A common stock per share - diluted	$0.29	$0.09
Performance-based stock options are excluded from the calculation of diluted EPS for periods in which the associated market condition has not yet been achieved. As such, for the years ended December 31, 2020 and 2019, 1,155,000 and 3,000,000 unvested performance-based stock options, respectively, were excluded from the calculation of diluted EPS.
For the years ended December 31, 2020 and 2019, there were unvested equity awards of 85,231 and 902,073 respectively, excluded from the calculation of diluted earnings per common share because the effect would have been anti-dilutive.
At December 31, 2020 and 2019 there were 2,021,781 and 62,034,200, respectively, Class A units of Manning & Napier Group which for each period, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company’s Class A common shares.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 14—Equity Based Compensation
2011 Equity Compensation Plan
The Equity Plan was adopted by the Company's board of directors and approved by the Company's stockholders prior to the consummation of the Company's 2011 initial public offering. A total of 13,142,813 equity interests are authorized for issuance, and may be issued in the form of the Company's Class A common stock, restricted stock units, stock options, units of Manning & Napier Group. At December 31, 2020, a total of 3,124,420 equity interests were available for issuance pursuant to the Equity Plan.
The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the year ended December 31, 2020:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2020	1,037,901	$4.30
Granted	2,997,940	$1.58
Vested	(961,877)	$3.13
Forfeited	(28,983)	$1.58
Stock awards outstanding at December 31, 2020	3,044,981	$2.03
The weighted average fair value of Equity Plan stock awards granted during the years ended December 31, 2020 and 2019 was $1.58 and $2.38, respectively, based on the closing sale price of the Company's Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.
For the years ended December 31, 2020 and 2019, the Company recorded approximately $3.2 million and $3.1 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during the years ended December 31, 2020 and 2019 was approximately $3.9 million and $2.3 million, respectively. As of December 31, 2020, there was unrecognized compensation expense related to stock awards of approximately $4.2 million, which the Company expects to recognize over a weighted average period of approximately 3.3 years.
A summary of activity under the Equity Plan related to stock option awards during the year ended December 31, 2020 is presented below:

	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	3,500,000		$2.01
Granted	—		$—
Exercised	(1,250,000)		$2.01
Forfeited	—		$—
Outstanding at December 31, 2020	2,250,000		$2.01	4.1	$9,585
Exercisable at December 31, 2020	761,666	—	$2.01	4.0	$3,245
For both the years ended December 31, 2020 and 2019, the Company recorded approximately $0.6 million of compensation expense related to stock options under the Equity Plan. As of December 31, 2020, there was unrecognized compensation expense of approximately $0.3 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 0.9 years.
In connection with the vesting of restricted stock units and exercise of stock options during the year ended December 31, 2020, the Company withheld shares of Class A common stock to satisfy approximately $2.6 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Components of the provision for (benefit from) income taxes consist of the following:

	Year Ended December 31,
	2020	2019
	(in thousands)
Current
Federal	$(24)	$146
State and local	71	99
Current tax expense	47	245
Deferred
Federal	(323)	255
State and local	170	(52)
Deferred tax expense (benefit)	(153)	203
Provision for (benefit from) income tax	$(106)	$448
The differences between income taxes computed using the U.S. federal income tax rate of 21% for the years ended December 31, 2020 and 2019, and the provision for (benefit from) income taxes for continuing operations are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Amount computed using the statutory rate	$2,902	$2,164
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	236	40
Equity-based compensation	(651)	106
Benefit from net operating loss carry-back	(1,920)	—
Net adjustment to amounts payable under tax receivable agreement	13	(42)
Benefit from the flow-through entities	(848)	(1,659)
Other, net	162	(161)
Provision for (benefit from) income taxes	$(106)	$448
The provision for (benefit from) income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. The Company recognized a reduced benefit from the flow-through entities during the year ended December 31, 2020 compared to 2019 due to a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level attributed to Manning & Napier Inc.'s increased ownership of Manning & Napier Group as a result of the redemption completed on May 11, 2020 (Note 4).
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which includes, among other things, the ability to carryback net operating losses from 2018, 2019 and 2020 to prior years. During the year ended December 31, 2020, the Company carried back net operating losses generated in 2018, 2019 and 2020 when the federal corporate tax rate was 34% compared to the current statutory rates of 21%. During the year ended December 31, 2020, the Company recognized an income tax benefit of approximately $1.9 million, related to the favorable rate applied to its net operating losses. As a result of the CARES Act, approximately $4.5 million of anticipated federal tax refunds were recorded within prepaid expenses and other assets on its statements of financial condition.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Deferred Tax Assets and Liabilities
As a result of Manning & Napier's purchase of Class A units of Manning & Napier Group or exchange for Class A common stock of Manning & Napier for Class A units of Manning & Napier Group and Manning & Napier Group's election under Section 754 of the IRC, the Company expects to benefit from depreciation and amortization deductions from an increase in tax basis of tangible and intangible assets of Manning & Napier Group. Those deductions allocated to the Company will be taken into account in reporting the Company's taxable income.
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
On May 11, 2020, the Company completed the redemption and subsequent retirement of 60,012,419 Class A units, resulting in the Company's ownership of Manning & Napier Group increasing from 19.5% to 88.2% as of May 11, 2020 (Refer to Note 4). The Company recognized a deferred tax asset of approximately $0.7 million, resulting from an increased share of Manning & Napier Group's deferred tax assets. Additionally, as a result of Manning & Napier Group's redemption of its Class A units on May 11, 2020 and Manning & Napier Group's election under Section 754 of the IRC, the Company expects to benefit from depreciation and amortization deductions resulting from increases in the tax basis of tangible and intangible assets of Manning & Napier Group. Those deductions allocated to the Company will be taken into account in reporting the Company's taxable income resulting in the recognition of a deferred tax asset of approximately $2.5 million. The aggregate $3.2 million of deferred tax assets recognized during the year ended December 31, 2020 resulting from the redemption were recorded within the Company's consolidated statements of shareholder's equity.
At December 31, 2020 and 2019, the Company had recorded a total liability of approximately $19.0 million and $17.5 million, respectively, representing the payments due to the selling unit holders under the TRA. Of these amounts, approximately $5.2 million and $0.3 million were included in accrued expenses and other liabilities at December 31, 2020 and 2019, respectively. As a result of the CARES Act, the Company recognized a tax benefit related to the favorable rate applied to its net operating losses, which resulted in an increase of the liability under the TRA, representing 85% of the applicable cash savings. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA. The Company made payments pursuant to the TRA of approximately $0.3 million and $0.7 million during the years ended December 31, 2020 and 2019, respectively.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Components of net deferred tax assets consist of the following:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets
743(b) basis	$15,977	$17,480
734(b) basis	2,378	—
Bonus and commissions	1,487	253
Net operating loss carryforwards	384	2,980
Operating lease liabilities	4,014	936
Other	323	148
Total deferred tax assets	24,563	21,797
Deferred tax liabilities
Depreciation and amortization	1,300	246
Operating lease right-of-use assets	3,364	821
Prepaid items	254	62
Total deferred tax liabilities	4,918	1,129
Net deferred tax assets	$19,645	$20,668
As of December 31, 2020, the Company has approximately $5.4 million in state net operating loss carry forwards that will expire through 2040 if not utilized.
The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2020 and 2019.
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of the Company's liability for income taxes associated with unrecognized tax benefits is as follows:

	December 31,
	2020	2019
	(in thousands)
Balance as of January 1,	$28	$33
Increase related to current year tax positions	—	—
Decrease related to prior year tax positions	(7)	(5)
Balance as of December 31,	$21	$28
A state is currently auditing the Company's 2016, 2017 and 2018 corporate tax returns. The audit is expected to be completed in 2021. As of December 31, 2020, the audit is in process and the state is collecting and evaluating the data for which the Company has not recorded a liability, which could be up to approximately $1.3 million, for uncertain tax positions under ASC Topic 740, Income Taxes.
The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded less than $0.1 million in interest and penalties in the consolidated statements of operations for the years ended December 31, 2020 and 2019.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations.
The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2017 through 2019 remain subject to examination by the respective tax authorities.

Note 16—Related Party Transactions
Sale of Subsidiary
On August 30, 2019, the Company, through Manning & Napier Group LLC, completed the sale of all of the equity interests in its wholly-owned subsidiary, Perspective Partners, LLC ("PPI") to Manning Partners, LLC, which is wholly-owned by the former Chairman of the Company’s Board of Directors. The Company received cash proceeds of $3.1 million upon closing. Subsequent to the close, PPI and the Company have entered into a sublease agreement under which PPI leases office space within the Company's headquarters for annual rent of approximately $0.1 million over the term of the sublease, which expires on January 31, 2028.
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds and funds of affiliated entities of certain of the Company's executive officers and directors. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts. The aggregate value of the fees earned was less than $0.1 million for the years ended December 31, 2020 and 2019. No fees were waived in December 31, 2020 and less than $0.1 million fees were waived for the year ended December 31, 2019.
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
During the year ended December 31, 2020, the Company entered into an agreement with Manning Ventures, Inc., which is wholly-owned by William Manning, to reimburse Manning Ventures, Inc. up to approximately $0.2 million for certain services.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services were approximately $36.5 million and $40.5 million in the years ended December 31, 2020 and 2019, respectively. Fees earned for administrative services provided were approximately $1.7 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was approximately $4.3 million and $5.5 million for the years ended December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, the Company received approximately $1.4 million in cash for reimbursement of prior expenses paid on behalf of our affiliated mutual funds and collective investment trusts. These expenses are reimbursable to the Company under an agreement with the affiliated mutual fund and collective investments trusts upon the settlement of a claim between both the affiliated mutual funds and the collective investment trusts and a third party. As of December 31, 2019, the Company had recorded a receivable of approximately $0.2 million within other long-term assets on its consolidated statement of financial condition. The remaining $1.2 million of proceeds received was recognized as a gain within other operating costs in its consolidated statements of operations during the year ended December 31, 2020.

Note 17—Employee Benefit Plan
The Company offers the Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) to all employees who meet the plan criteria.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 75% of their regular salary subject to annual limitations determined by the IRS. The Company matches an amount equivalent to 50% of a participant’s contribution, not to exceed 3.5% and 3% of their total compensation during the years ended December 31, 2020 and 2019, respectively. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $1.3 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.
With respect to the profit sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who are eligible. These contributions by the Company amounted to approximately $0.5 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.
Note 18—Subsequent Events
Distribution
On March 2, 2021, the Board of Directors approved a $2.5 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which approximately $0.3 million was paid to the noncontrolling members of Manning & Napier Group.
Exchange or Redemption of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2021 exchange period whereby eligible Class A units of Manning & Napier Group held by M&N Group Holdings and MNCC may be tendered for redemption or exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units tendered multiplied by the 15 day average value of one share of the Company's Class A common stock between February 22, 2021 and March 12, 2021 less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis for each unit tendered. The Company has received notice that approximately 1.6 million of Class A units of Manning & Napier Group will be tendered for redemption or exchange. The Company anticipates the transaction will be finalized during the second quarter of 2021.
Share Repurchase
On February 3, 2021, the Board of Directors approved a new share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. The authority to repurchase shares will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2021. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements. The repurchase program may be modified, discontinued or suspended at any time. The Company currently intends to fund the program through cash on hand and future cash flow. As of March 12, 2021, the Company has purchased 200,288 shares of Class A common stock for an aggregate price of approximately $1.5 million.