Form 10-Q
period 2021-03-31
Manning & Napier, Inc.
filed 2021-05-14
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2021
Class A common stock, $0.01 par value per share	16,991,569

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$45,195	$57,635
Accounts receivable	10,776	11,915
Investment securities	23,905	23,497
Prepaid expenses and other assets	17,731	15,711
Total current assets	97,607	108,758
Property and equipment, net	2,728	3,075
Operating lease right-of-use assets	15,859	16,405
Net deferred tax assets, non-current	18,889	19,645
Goodwill	4,829	4,829
Other long-term assets	3,294	3,373
Total assets	$143,206	$156,085

Liabilities
Accounts payable	$2,271	$1,787
Accrued expenses and other liabilities	22,156	36,439
Deferred revenue	12,116	11,476
Total current liabilities	36,543	49,702
Operating lease liabilities, non-current	15,935	16,646
Amounts payable under tax receivable agreement, non-current	13,759	13,759
Other long-term liabilities	199	221
Total liabilities	66,436	80,328
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 17,423,202 and 17,010,797 shares issued and outstanding at March 31, 2021, 16,989,943 shares issued and outstanding at December 31, 2020	174	170
Treasury stock, at cost, 412,405 and zero shares at March 31, 2021 and December 31, 2020, respectively	(2,987)	—
Additional paid-in capital	110,182	111,848
Retained deficit	(23,586)	(28,826)
Accumulated other comprehensive loss	(228)	(235)
Total shareholders’ equity	83,555	82,957
Noncontrolling interests	(6,785)	(7,200)
Total shareholders’ equity and noncontrolling interests	76,770	75,757
Total liabilities, shareholders’ equity and noncontrolling interests	$143,206	$156,085
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues
Management Fees
Wealth Management	$15,348	$14,020
Institutional and Intermediary	14,328	12,411
Distribution and shareholder servicing	2,153	2,390
Custodial services	1,645	1,599
Other revenue	677	689
Total revenue	34,151	31,109
Expenses
Compensation and related costs	18,874	19,263
Distribution, servicing and custody expenses	2,358	2,813
Other operating costs	6,710	7,097
Total operating expenses	27,942	29,173
Operating income	6,209	1,936
Non-operating income (loss)
Interest expense	(2)	(2)
Interest and dividend income	123	357
Change in liability under tax receivable agreement	—	(2,850)
Net gains (losses) on investments	337	(1,832)
Total non-operating income (loss)	458	(4,327)
Income before provision for (benefit from) income taxes	6,667	(2,391)
Provision for (benefit from) income taxes	703	(3,226)
Net income attributable to controlling and noncontrolling interests	5,964	835
Less: net income (loss) attributable to noncontrolling interests	724	(23)
Net income attributable to Manning & Napier, Inc.	$5,240	$858

Net income per share available to Class A common stock
Basic	$0.31	$0.05
Diluted	$0.26	$0.01
Weighted average shares of Class A common stock outstanding
Basic	17,026,500	15,812,951
Diluted	20,273,343	77,907,557
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Net income attributable to controlling and noncontrolling interests	$5,964	$835
Net unrealized holding gains (losses) on investment securities, net of tax	8	(428)
Reclassification adjustment for net realized gains on investment securities included in net income	97	(33)
Comprehensive income	$6,069	$374
Less: Comprehensive income attributable to noncontrolling interests	822	(400)
Comprehensive income attributable to Manning & Napier, Inc.	$5,247	$774

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Treasury Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Three months ended March 31, 2021
Balance—December 31, 2020	16,989,943	$170	—	$—	$111,848	$(28,826)	$(235)	$(7,200)	$75,757
Net income	—	—	—	—	—	5,240	—	724	5,964
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(295)	(295)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	7	1	8
Common stock issued under equity compensation plan, net of forfeitures	433,259	4	—	—	(4)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(2,582)	—	—	(322)	(2,904)
Equity-based compensation	—	—	—	—	1,091	—	—	136	1,227
Purchases of treasury stock	(412,405)	—	412,405	(2,987)	—	—	—	—	(2,987)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(171)	—	—	171	—
Balance—March 31, 2021	17,010,797	$174	412,405	$(2,987)	$110,182	$(23,586)	$(228)	$(6,785)	$76,770

	Common Stock – Class A		Treasury Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Three months ended March 31, 2020
Balance—December 31, 2019	15,956,526	$160	$—	$—	$198,516	$(38,478)	$(50)	$(10,527)	$149,621
Net income	—	—	—	—	—	858	—	(23)	835
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(84)	(344)	(428)
Common stock issued under equity compensation plan, net of forfeitures	318,833	3	—	—	(3)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	—	—	—	(2)	(2)
Equity-based compensation	—	—	—	—	252	—	—	1,034	1,286
Dividends declared on Class A common stock - $0.02 per share	—	—	—	—	—	(333)	—	—	(333)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(43)	—	—	43	—
Balance—March 31, 2020	16,275,359	$163	$—	$—	$198,722	$(37,953)	$(134)	$(9,819)	$150,979
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$5,964	$835
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,227	1,286
Depreciation and amortization	436	378
Change in amounts payable under tax receivable agreement	—	2,850
Gain on sale of intangible assets	—	(19)
Net losses (gains) on investment securities	(337)	1,832
Deferred income taxes	756	(3,734)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	1,139	676
Prepaid expenses and other assets	(2,089)	(2,528)
Other long-term assets	627	767
Accounts payable	484	(309)
Accrued expenses and other liabilities	(13,868)	(9,761)
Deferred revenue	640	285
Other long-term liabilities	(706)	(1,534)
Net cash used in operating activities	(5,727)	(8,976)
Cash flows from investing activities:
Purchase of property and equipment	(2)	76
Sale of investments	4,001	17,518
Purchase of investments	(4,063)	(10,520)
Sale of intangible assets	—	19
Proceeds from maturity of investments	—	10,165
Net cash (used in) provided by investing activities	(64)	17,258
Cash flows from financing activities:
Distributions to noncontrolling interests	(295)	—
Dividends paid on Class A common stock	—	(319)
Payment of shares withheld to satisfy withholding requirements	(3,349)	(2)
Purchases of treasury stock	(2,987)	—
Payment of capital lease obligations	(18)	(30)
Net cash used in financing activities	(6,649)	(351)
Net (decrease) increase in cash and cash equivalents	(12,440)	7,931
Cash and cash equivalents:
Beginning of period	57,635	67,088
End of period	$45,195	$75,019
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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of March 31, 2021.
(1)The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").
Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
The Company's critical accounting policies and estimates are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The financial data for the interim periods may not necessarily be indicative of results for future interim periods or for the full year.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. As of March 31, 2021, Manning & Napier holds an economic interest of approximately 88.9% in Manning & Napier Group and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by Manning & Napier Group Holdings, LLC ("M&N Group Holdings") and Manning & Napier Capital Company, LLC ("MNCC").
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment, equity investments, at fair value, or as trading securities, as applicable. As of March 31, 2021 and December 31, 2020, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.1 million as of March 31, 2021 and $1.0 million as of December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company did not have a controlling financial interest in any mutual fund.
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
Investment securities classified as available-for-sale consist of U.S. Treasury notes and corporate bonds. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in shareholders’ equity until realized. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a specific identification basis and are recorded in net gains (losses) on investments in the consolidated statements of operations.
Property, Equipment, Software and Depreciation
Property and equipment is presented net of accumulated depreciation of approximately $12.3 million and $12.6 million as of March 31, 2021 and December 31, 2020, respectively.
Capitalized implementation costs for hosting arrangements are included within prepaid expenses and other assets on the Company's statements of financial condition and totaled approximately $6.0 million and $5.3 million, net of accumulated amortization, as of March 31, 2021 and December 31, 2020, respectively.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Treasury Stock
On February 3, 2021, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $10.0 million of Manning & Napier Inc. Class A common shares. As of March 31, 2021, the Company had purchased 412,405 shares of Class A common stock for an aggregate price of approximately $3.0 million.
Treasury stock is accounted for under the cost method and is included as a deduction from equity in the Shareholders' Equity section of the consolidated statements of financial condition. Upon any subsequent retirement or resale, the treasury stock account is reduced by the cost of such stock.
Operating Segments
The Company operates in one segment, the investment management industry.
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including interim-period accounting for enacted changes in the tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this ASU as of January 1, 2021 did not have a material impact on the Company's consolidated financial statements.
Note 3—Revenue
Disaggregated Revenue
The following table represents the Company’s wealth management and institutional and intermediary investment management revenue by investment portfolio during the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$13,634	$8,068	$21,702	$11,942	$8,186	$20,128
Equity	1,608	5,865	7,473	1,885	3,899	5,784
Fixed Income	106	395	501	193	326	519
Total	$15,348	$14,328	$29,676	$14,020	$12,411	$26,431

Accounts Receivable
Accounts receivable as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accounts receivable - third parties	$6,174	$7,315
Accounts receivable - affiliated mutual funds and collective investment trusts	4,602	4,600
Total accounts receivable	$10,776	$11,915
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three months ended March 31, 2021 or 2020.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $9.9 million for the three months ended March 31, 2021, respectively, and approximately $8.9 million for the three months ended March 31, 2020, respectively, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statements of financial condition as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Affiliated mutual funds	$3,270	$3,275
Affiliated collective investment trusts	1,332	1,325
Accounts receivable - affiliated mutual funds and collective investment trusts	$4,602	$4,600

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the three months ended March 31, 2021, revenue was increased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.3 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition for both March 31, 2021 and December 31, 2020.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the three months ended March 31, 2021 that was included in deferred revenue at the beginning of the period was approximately $8.8 million.
Costs to obtain a contract: Under compensation plans in effect for periods prior to January 1, 2020, certain incremental first year commissions directly associated with new customer contracts were capitalized and amortized on a straight-line basis over an estimated customer contract period of 3 to 7 years. The total net asset as of both March 31, 2021 and December 31, 2020 was approximately $0.7 million. The related amortization expense, which is included in compensation and related costs, totaled less than $0.1 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020. An impairment loss is recorded for contract acquisition costs related to client contracts that cancel during the period. There were no impairment losses for the three months ended March 31, 2021 and less than $0.1 million for the three months ended March 31, 2020.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 88.9% in Manning & Napier Group, and as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining approximately 11.1% economic interest in Manning & Napier Group held by M&N Group Holdings and MNCC. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table provides a reconciliation from “Income before provision for (benefit from) income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended March 31,
	2021	2020
	(in thousands)
Income (loss) before provision for (benefit from) income taxes	$6,667	$(2,391)
Less: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	7	(2,866)
Income before provision for (benefit from) income taxes, as adjusted	6,660	475
Controlling interest percentage (2)	88.9%	19.5%
Net income attributable to controlling interest	5,921	93
Plus: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	7	(2,866)
Income (loss) before provision for (benefit from) income taxes attributable to Manning & Napier, Inc.	5,928	(2,773)
Less: provision for (benefit from) income taxes of Manning & Napier, Inc.(3)	688	(3,631)
Net income attributable to Manning & Napier, Inc.	$5,240	$858
________________________
(1)Manning & Napier, Inc. incurs certain income or expenses that are only attributable to it and are therefore excluded from the net income attributable to noncontrolling interests.
(2)Income before provision for (benefit from) income taxes is allocated to the controlling interest based on the percentage of units of Manning & Napier Group held by Manning & Napier, Inc. The amount represents the Company's weighted ownership of Manning & Napier Group's income for the respective periods.
(3)The consolidated provision for (benefit from) income taxes is equal to the sum of (i) the provision for (benefit from) income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for (benefit from) income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for (benefit from) income taxes was a provision of $0.7 million and a benefit of $3.2 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, a total of 2,021,781 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be tendered for exchange or redemption. For any units exchanged, the Company may (i) pay an amount of cash equal to the number of tendered units multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
On March 15, 2021, the Company received notice that 1,592,969 of Class A units of Manning & Napier Group were tendered for redemption or exchange. The independent directors, on behalf of the Company, decided that such exchange will be settled in 1,592,969 shares of unregistered Class A Common Stock of the Company. The Company expects the settlement of the exchange to occur later in the year.
During the three months ended March 31, 2021, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the three months ended March 31, 2021:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2020	15,783,638	2,021,781	17,805,419	88.6%
Class A Units issued	433,259	—	433,259	0.3%
As of March 31, 2021	16,216,897	2,021,781	18,238,678	88.9%
Manning & Napier Inc., as managing member, controls all of the business and affairs of Manning & Napier Group. Since the Company continues to have a controlling interest in Manning & Napier Group, the aforementioned changes in ownership of Manning & Napier Group were accounted for as equity transactions under ASC Topic 810, Consolidation. Additional paid-in capital and noncontrolling interests in the consolidated statements of financial position are adjusted to reallocate the Company's historical equity to reflect the change in ownership of Manning & Napier Group.
At both March 31, 2021 and December 31, 2020, the Company had recorded a liability of $19.0 million, representing the estimated payments due to the selling unit holders under the tax receivable agreement ("TRA") entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, approximately $5.2 million were included in accrued expenses and other liabilities at both March 31, 2021 and December 31, 2020. The Company made no payments pursuant to the TRA during either of the three months ended March 31, 2021 and 2020.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$11,089	$—	$(130)	$10,959
Fixed income securities	5,952	—	(45)	5,907
				16,866
Equity investments, at fair value
Equity securities				5,980
Mutual funds				1,059
				7,039
Total investment securities				$23,905

	December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$10,587	$—	$(89)	$10,498
Fixed income securities	6,497	—	(94)	6,403
				16,901
Equity investments, at fair value
Equity securities				5,592
Mutual funds				1,004
				6,596
Total investment securities				$23,497
Investment securities are classified as either equity investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At March 31, 2021 and December 31, 2020, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $0.3 million of net unrealized gains and $1.8 million of net unrealized losses related to investments classified as equity investments, at fair value during the three months ended March 31, 2021 and 2020, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes and corporate bonds to optimize cash management opportunities and for compliance with certain regulatory requirements. As of March 31, 2021 and December 31, 2020, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three months ended March 31, 2021 and 2020.
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
The following table summarizes the hierarchy of inputs used to derive the fair value of the Company’s assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,980	$—	$—	$5,980
Fixed income securities	—	5,907	—	5,907
Mutual funds	1,059	—	—	1,059
U.S. Treasury notes	—	10,959	—	10,959
Total assets at fair value	$7,039	$16,866	$—	$23,905

	December 31, 2020
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,592	$—	$—	$5,592
Fixed income securities	—	6,403	—	6,403
Mutual funds	1,004	—	—	1,004
U.S. Treasury notes	—	10,498	—	10,498
Total assets at fair value	$6,596	$16,901	$—	$23,497

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
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the three months ended March 31, 2021.
Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued bonus and sales commissions	$6,427	$19,999
Accrued payroll and benefits	3,736	4,629
Accrued sub-transfer agent fees	436	437
Amounts payable under tax receivable agreement	5,220	5,220
Short-term operating lease liabilities	2,902	2,854
Other accruals and liabilities	3,435	3,300
Total accrued expenses and other liabilities	$22,156	$36,439

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8—Leases
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
The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$24	$25
Interest on lease liabilities	2	2
Operating lease expense	826	792
Short-term lease expense	—	1
Variable lease expense	41	75
Sublease income	(165)	(166)
Total lease expense	$728	$729

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2	$2
Finance cash flows from finance leases	$16	27
Operating cash flows from operating leases	$946	720

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$—	—
Operating leases	$38	$136

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Supplemental balance sheet information related to leases as of March 31, 2021 was as follows:

(in thousands, except lease term and discount rate)	March 31, 2021
Finance Leases
Finance lease right-of-use assets (1)	$130

Accrued expenses and other liabilities	$67
Other long-term liabilities	71
Total finance lease liabilities	$138

Operating Leases
Operating lease right-of-use assets	$15,859

Accrued expenses and other liabilities	$2,902
Operating lease liabilities, non-current	15,935
Total operating lease liabilities	$18,837

Weighted average remaining lease term
Finance leases	2.29 Years
Operating leases	6.27 Years
Weighted average discount rate
Finance leases	4.38%
Operating leases	5.14%
_______________________
(1)Amounts included in other long-term assets within the consolidated statements of financial condition.

Maturities of lease liabilities were as follows:

Twelve month period ending March 31,	Finance Leases	Operating Leases
	(in thousands)
2022	$72	$3,793
2023	46	3,705
2024	27	3,359
2025	—	3,235
2026	—	2,966
Thereafter	—	4,970
Total lease payments	145	22,028
Less imputed interest	(7)	(3,191)
Total lease liabilities	$138	$18,837
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. Additionally, the Company could be subject to non-routine reviews and inspections by the National Futures Association and U.S. Commodity Futures Trading Commission in regards to the Company’s de minimis exposure to commodity interest investments in the mutual funds and collective investment trust vehicles it operates. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of March 31, 2021 and December 31, 2020, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three months ended March 31, 2021 and 2020 under the two-class method:

	Three months ended March 31,
	2021	2020
	(in thousands, except share data)
Numerator:
Net income attributable to controlling and noncontrolling interests	$5,964	$835
Less: net income attributable to noncontrolling interests	724	(23)
Net income attributable to Manning & Napier, Inc.	$5,240	$858
Less: allocation to participating securities	38	13
Net income available to Class A common stock for basic EPS	$5,202	$845
Plus: reallocation of net income attributable to participating securities	5	—
Plus: incremental net income as a result of conversion of Class A Units of Manning & Napier Group to Class A common stock	—	215
Net income available to Class A common stock for diluted EPS	$5,207	$1,060

Denominator:
Weighted average shares of Class A common stock outstanding - basic	17,026,500	15,812,951
Dilutive effect of outstanding equity awards	3,246,843	60,406
Dilutive effect of exchangeable Class A Units	—	62,034,200
Weighted average shares of Class A common stock outstanding - diluted	20,273,343	77,907,557
Net income available to Class A common stock per share - basic	$0.31	$0.05
Net income available to Class A common stock per share - diluted	$0.26	$0.01
Performance-based stock options are excluded from the calculation of diluted EPS for periods in which the associated market condition has not yet been achieved. As such, for the three months ended March 31, 2021, 288,000 unvested performance-based stock options were excluded, and for the three months ended March 31, 2020, 3,000,000 unvested performance-based stock options were excluded from the calculation of diluted EPS.
For the three months ended March 31, 2021 and 2020, 232,216 and 1,276,391, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
At March 31, 2021, there were 2,021,781 Class A Units of Manning & Napier Group outstanding, which, subject to certain restrictions, may be exchangeable for up to an equivalent number of shares of the Company's Class A common stock. These units were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2021 because the effect would have been anti-dilutive.
Note 11—Equity-Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by shareholders prior to the consummation of the Company's 2011 initial public offering. Under the Equity Plan, a total of 13,142,813 equity interests are authorized for issuance, and may be issued in the form of Class A common stock, restricted stock units, stock options, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group. At March 31, 2021, a total of 1,998,367 equity interests were available for issuance pursuant to the Equity Plan.
The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the three months ended March 31, 2021:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	3,044,981	$2.03
Granted	1,152,369	$6.04
Vested	(67,439)	$6.56
Forfeited	(26,316)	$1.57
Outstanding at March 31, 2021	4,103,595	$3.08

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The weighted average fair value of stock awards granted during the three months ended March 31, 2021 was $6.04, based on the closing sale price of the Company's Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.
For the three months ended March 31, 2021 and 2020, the Company recorded approximately $1.2 million and $1.1 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during each of the three months ended March 31, 2021 and 2020 was approximately $0.5 million. As of March 31, 2021, there was unrecognized compensation expense of approximately $10.0 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 4.2 years.
A summary of activity under the Equity Plan related to stock option awards during the three months ended March 31, 2021 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,250,000	$2.01
Granted	—	$—
Exercised	(1,100,000)	$2.01
Forfeited	—	$—
Outstanding at March 31, 2021	1,150,000	$2.01	4.0	$5,129
Exercisable at March 31, 2021	695,332	$2.01	3.9	$3,101
For each of the three months ended March 31, 2021 and 2020, the Company recorded approximately $0.1 million of compensation expense related to stock options under the Equity Plan. As of March 31, 2021, there was unrecognized compensation expense of approximately $0.1 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 0.9 years.
In connection with the vesting of restricted stock units and exercise of stock options during the three months ended March 31, 2021, the Company withheld a total of 414,764 shares of Class A common stock to satisfy approximately $2.9 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
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
In calculating the provision for income taxes, the Company uses an estimate of the annual effective tax rate based upon the facts and circumstances at each interim period. On a quarterly basis, the estimated annual effective tax rate is adjusted, as appropriate, based upon changes in facts and circumstances, if any, as compared to those forecasted at the beginning of the fiscal year and at each interim period thereafter.
The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Income (loss) before provision for (benefit from) income taxes	$6,667	$(2,391)
Effective tax rate	10.5%	134.9%
Provision for (benefit from) income taxes	703	(3,226)
Provision for (benefit from) income taxes at statutory rate	1,400	(502)
Difference between tax at effective vs. statutory rate	$(697)	$(2,724)
The provision for (benefit from) income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
portion of the Company’s earnings are not subject to corporate level taxes. The Company recognized a reduced benefit from the flow-through entities during the three months ended March 31, 2021 compared to March 31, 2020 due to a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level attributed to Manning & Napier Inc.'s increased ownership of Manning & Napier Group as of March 31, 2021 compared to March 31, 2020.
In addition, the effective rate during the three months ended March 31, 2021 is lower than the statutory rate of 21% due to the incremental tax benefits realized from the exercise of stock option awards, partially offset by the impacts from permanent differences between book and tax, including but not limited to Section 162(m) of the IRC which limits the annual amount of deductible compensation.
For the three months ended March 31, 2020, the income tax benefit also includes the impact from the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020 which includes, among other things, the ability to carryback net operating losses from 2018, 2019 and 2020 when the federal tax rate was 34% compared to the current statutory rates of 21%. As a result, the Company recognized an income tax benefit related to the favorable rate applied to its net operating losses.
A state is currently auditing the Company's 2016, 2017 and 2018 corporate tax returns. The audit is expected to be completed in 2021. As of March 31, 2021, the audit is in process and the state is collecting and evaluating the data for which the Company has not recorded a liability for uncertain tax positions under ASC Topic 740, Income Taxes. The Company believes any potential increases to this liability, which could be up to approximately $1.3 million, would not result in a material change to its financial position.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers and directors and/or their affiliated entities. Pursuant to the respective investment management agreements, in some instances the Company may waive or reduce its regular advisory fees for these accounts. The aggregate value of the fees earned was less than $0.1 million for each of the three months ended March 31, 2021 and 2020. No fees were waived for the three months ended March 31, 2021 and the aggregate value of the fees waived was less than $0.1 million for the three months ended March 31, 2020.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $9.9 million for the three months ended March 31, 2021, and $8.9 million for the three months ended March 31, 2020. Fees earned for administrative services provided were approximately $0.2 million and $0.4 million, respectively, for the three months ended March 31, 2021 and 2020. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts were approximately $0.5 million for the three months ended March 31, 2021 and $1.2 million for the three months ended March 31, 2020.
Note 14—Subsequent Events
Distribution
Subsequent to March 31, 2021, the Board of Directors approved a $2.5 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which approximately $0.3 million was paid to the noncontrolling members of Manning & Napier Group.
Exchange of Class A units of Manning & Napier Group
As of March 31, 2021, a total of 2,021,781 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the Exchange Agreement, such units may be tendered for exchange or redemption. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units tendered multiplied by the 15 day average value of one share of the Company's Class A common stock between February 22, 2021 and March 12, 2021 less a

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis for each unit tendered.
On March 15, 2021, the Company received notice that 1,592,969 of Class A units of Manning & Napier Group were tendered for redemption or exchange. The independent directors, on behalf of the Company, have decided that such exchange will be settled in 1,592,969 shares of unregistered Class A Common Stock of the Company. The Company expects the settlement of the exchange to occur later in the year. As a result of the exchange, Manning & Napier, Inc. will acquire an equivalent number of Class A units of Manning & Napier Group, resulting in an increase in its ownership of Manning & Napier Group from approximately 88.9% to 98%.

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
Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections, of our Annual Report on Form 10-K which include, without limitation: changes in securities or financial markets or general economic conditions; the impact of the COVID-19 pandemic and related recovery efforts on the U.S. and global economy; a decline in the performance of our products; client sales and redemption activity; any loss of an executive officer or key personnel; changes in our business related to strategic acquisitions and other transactions; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Impact of COVID-19
We are continuing to address the challenges of COVID-19 by protecting the health and well-being of our employees, while servicing our clients and leveraging technology to fully support our business needs in a primarily digital manner.
As the economy and financial markets continue recovering from the impact of COVID-19, we expect our business to gradually return to a pre-pandemic, ‘normal’ state. More directly, any potential near-term impacts of COVID-19 on our investment performance, financial statements, capital and liquidity, and our business operations are lessening, and we believe it is no longer an immediate concern.
We continue to assess the risks associated with COVID-19 and to mitigate them where possible. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's financial statements, capital and liquidity, and business operations, see the "Risk Factors" section of our Annual Report on Form 10-K.
Market Developments
First quarter financial market performance was decidedly mixed as another strong quarter of equity market returns was partially offset by one of the most difficult three-month stretches for aggregate US fixed income in decades, catalyzed by a substantial move higher in US Treasury interest rates.
The post-pandemic stock market recovery persisted to open 2021 as the vaccine rollout, partial economic re-openings, and rising expectations for strong economic growth ahead powered equities higher. Gains were led by stocks in the value-style and of smaller capitalization, a continuation of a trend reversal first experienced at the tail end of last year. Internationally, equity returns were broad-based, stretching between both developed and emerging market economies. Despite improving expectations for economic growth, equity market valuations remain elevated.
Within fixed income, market expectations for potentially stronger economic growth and higher inflation drove yields significantly higher in mid- to long-end of the curve. Rising rates were an immediate challenge to performance for the quarter but set the stage for potential higher yields in the future. At the same time, further progress along the economic recovery led credit spreads to tighten, and they are now near historic lows throughout credit markets, including both investment-grade and below-investment-grade corporate bonds, as well as in municipal securities.
In general, we believe there are now clear excesses visible in global financial markets. The confluence of a variety of speculative events occurring last quarter was troubling, more so than the already concerning absolute valuation of stocks or bonds. While we recognize that we are in the midst of an enormous economic and earnings boom, we believe that a more muted outlook for medium-term returns is appropriate and suspect that a substantial equity air pocket is, at some point, likely and would be a healthy clearing of excess.
Other Business Updates
On February 3, 2021, the Board of Directors approved a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. Given the strength of our balance sheet and cash position, the Company plans to use the approved share repurchase program to, at a minimum, offset dilution created from the awards issued under the Company’s long-term incentive plan to our employees during the first quarter of 2021. These equity awards were valued at approximately $6.0 million and will vest over the next 5 years. The authority to repurchase shares will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2021. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements. The repurchase program may be modified, discontinued or suspended at any time. We currently intend to fund the program through cash on hand and future cash flow. During the first quarter of 2021, Manning & Napier, Inc. purchased a total of 412,405 Class A common shares using approximately $3.0 million in cash.
Also during the first quarter of 2021, pursuant to the terms of the Exchange Agreement between the Company and the holders of its non-controlling interests, 1,592,969 Class A units of Manning & Napier Group were tendered for cash or shares of the Company's Class A common stock. The independent directors, on behalf of the Company, have decided that such exchange will be settled in 1,592,969 shares of unregistered Class A Common Stock of the Company. The Company expects the settlement of the exchange to occur later in the year. As a result of the exchange, Manning & Napier, Inc. will acquire an equivalent number of Class A units of Manning & Napier Group, resulting in an increase in its ownership of Manning & Napier Group from approximately 89% to 98%.
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

Assets Under Management
Our sales efforts distinctly separate the Wealth Management clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. The table below reflects the estimated composition of our assets under management as of March 31, 2021, by sales channel and investment portfolio:

	March 31, 2021
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$8,042.6	$925.9	$249.0	$9,217.5
Institutional and Intermediary	6,095.9	5,056.7	769.7	11,922.3
Total	$14,138.5	$5,982.6	$1,018.7	$21,139.8
Percentage of AUM
Wealth Management	38%	4%	1%	43%
Institutional and Intermediary	29%	24%	4%	57%
Total	67%	28%	5%	100%
Percentage of portfolio by channel
Wealth Management	57%	15%	24%	44%
Institutional and Intermediary	43%	85%	76%	56%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	87%	10%	3%	100%
Institutional and Intermediary	52%	42%	6%	100%
Our wealth management channel represented 44% of our total AUM as of March 31, 2021. Blended portfolios are the most significant portion of wealth management assets, representing 87% of wealth management AUM. Equity and fixed income portfolios represent 10% and 3%, respectively, of wealth management AUM.
Our institutional and intermediary channel represented 56% of our total AUM as of March 31, 2021. Blended portfolios are also the largest portion of institutional and intermediary assets at 52% of AUM, followed by equity and fixed income portfolios at 42% and 6%, respectively.
As of March 31, 2021, blended portfolios account for 67% of our total AUM at $14.1 billion, a 4% increase from December 31, 2020 when blended assets were $13.6 billion. Blended portfolio AUM is similar across both distribution channels, with 57% in wealth management and 43% in institutional and intermediary. Equity portfolios account for 28% of our total AUM, at $6.0 billion, a 8% increase from December 31, 2020 when equity portfolios were at $5.5 billion. Of equity portfolio AUM, 85% is in the institutional and intermediary channel, and 15% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.0 billion, consistent with December 31, 2020. Similar to equity portfolio AUM, the majority of fixed income assets come through the institutional and intermediary channel at 76%, and 24% of fixed income AUM is in the wealth management channel.
During the three months ended March 31, 2021, our wealth management sales channel contributed 36% of our total gross client inflows, while our institutional and intermediary channel contributed 64%. Of the $0.6 billion in gross client inflows, blended asset portfolios represented 61%, while equity and fixed income portfolios represented 30% and 9%, respectively.
Results of Operations
Below is a discussion of our consolidated results of operations for the three months ended March 31, 2021 and 2020.

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
•the composition of our AUM among various portfolios, vehicles and client types;
•changes in our variable costs, including incentive compensation and distribution, servicing and custody expenses, which are affected by our investment performance, level of our AUM and revenue; and
•fixed costs, including changes to base compensation, vendor-related costs and investment spending on new products.
Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our sales channels for the three months ended March 31, 2021 and 2020:

	Sales Channel (4)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of December 31, 2020	$8,906.4	$11,213.0	$20,119.4	44%	56%	100%
Gross client inflows (1)	224.8	401.6	626.4
Gross client outflows (1)	(305.3)	(453.5)	(758.8)
Market appreciation/(depreciation) & other (2)(3)	391.6	761.2	1,152.8
As of March 31, 2021	$9,217.5	$11,922.3	$21,139.8	44%	56%	100%
Average AUM for period	$8,993.0	$11,454.3	$20,447.3

As of December 31, 2019	$8,716.4	$10,763.7	$19,480.1	45%	55%	100%
Gross client inflows (1)	202.1	466.7	668.8
Gross client outflows (1)	(375.3)	(753.9)	(1,129.2)
Market appreciation/(depreciation) & other (2)	(810.3)	(1,148.9)	(1,959.2)
As of March 31, 2020	$7,732.9	$9,327.6	$17,060.5	45%	55%	100%
Average AUM for period	$8,527.9	$10,136.2	$18,691.1

________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $62.5 million in our wealth management channel and $367.4 million in our institutional and intermediary channel. These amounts are included above in market appreciation (depreciation) and other for the first quarter of 2021.

(4)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

The following table reflects the indicated components of our AUM for our portfolios for the three months ended March 31, 2021 and 2020:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2020	$13,558.8	$5,545.3	$1,015.3	$20,119.4	67%	28%	5%	100%
Gross client inflows (1)	379.8	187.6	59.0	626.4
Gross client outflows (1)	(501.2)	(200.1)	(57.5)	(758.8)
Market appreciation/(depreciation) & other (2) (3)	701.1	449.8	1.9	1,152.8
As of March 31, 2021	$14,138.5	$5,982.6	$1,018.7	$21,139.8	67%	28%	5%	100%
Average AUM for period	$13,699.0	$5,719.2	$1,029.1	$20,447.3

As of December 31, 2019	$13,473.3	$4,988.8	$1,018.0	$19,480.1	69%	26%	5%	100%
Gross client inflows (1)	368.2	237.2	63.4	668.8
Gross client outflows (1)	(816.4)	(231.7)	(81.1)	(1,129.2)
Market appreciation/(depreciation) & other (2)	(928.3)	(1,049.6)	18.7	(1,959.2)
As of March 31, 2020	$12,096.8	$3,944.7	$1,019.0	$17,060.5	71%	24%	5%	100%
Average AUM for period	$13,025.7	$4,640.4	$1,025.0	$18,691.1

________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $281.3 million in our blended asset portfolio and $148.6 million in our equity portfolio. These amounts are included above in market appreciation (depreciation) and other for the first quarter of 2021.

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. We recognize, however that some key strategies have mixed track records over the past several years. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 77% of our AUM as of March 31, 2021.

Key Strategies	AUM as of March 31, 2021 (in millions)	Inception Date	Annualized Returns as of March 31, 2021 (2)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,946.9	1/1/1973	29.9%	11.9%	10.5%	8.0%	9.7%
Blended Index (3)			30.0%	10.3%	9.7%	8.0%	8.9%
Core Non-U.S. Equity	$754.0	10/1/1996	65.4%	11.8%	11.2%	5.7%	8.2%
Benchmark: ACWIxUS Index			49.4%	6.5%	9.8%	4.9%	5.6%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,827.3	1/1/1973	23.3%	10.2%	8.6%	6.6%	8.8%
Blended Index (4)			21.8%	8.8%	7.9%	6.7%	8.4%
Equity-Oriented (70%-100% Equity Exposure)	$1,438.3	1/1/1993	50.7%	15.7%	14.7%	10.2%	10.6%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg Barclays U.S. Aggregate Bond			49.2%	13.3%	13.3%	10.6%	9.1%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,057.4	4/1/2000	36.7%	13.5%	12.0%	9.0%	7.9%
Blended Benchmark: 53% Russell 3000 / 17% ACWIxUS/ 30% Bloomberg Barclays U.S. Aggregate Bond			39.4%	11.9%	11.6%	9.4%	6.3%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$669.3	1/1/1995	57.8%	16.9%	16.3%	11.6%	11.8%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			59.9%	15.0%	15.3%	12.0%	9.8%
Core U.S. Equity	$284.8	7/1/2000	59.1%	19.1%	18.1%	12.8%	9.3%
Benchmark: Russell 3000			62.5%	17.1%	16.6%	13.8%	7.4%
Conservative Growth (5%-35% Equity Exposure)	$569.0	4/1/1992	12.6%	7.0%	5.6%	4.5%	6.0%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg Barclays U.S. Intermediate Aggregate Bond			11.3%	6.5%	5.2%	4.7%	6.2%
Aggregate Fixed Income	$196.7	1/1/1984	2.2%	5.1%	3.3%	3.4%	7.0%
Benchmark: Bloomberg Barclays U.S. Aggregate Bond			0.7%	4.7%	3.1%	3.4%	6.9%
Rainier International Small Cap	$1,088.0	3/28/2012	76.6%	11.9%	14.2%	N/A (1)	14.3%
Benchmark: MSCI ACWIxUS Small Cap Index			69.8%	6.6%	10.4%	N/A (1)	8.1%
Disciplined Value US	$1,435.4	1/1/2013	50.9%	11.2%	13.3%	N/A (1)	14.2%
Benchmark: Russell 1000 Value			56.1%	11.0%	11.7%	N/A (1)	13.8%
__________________________
(1)Performance not available given the product's inception date.
(2)Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.
(3)Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988- 03/31/2021. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg Barclays U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russell 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg Barclays U.S. Aggregate Bond Index ("BAB").
(4)Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987, the 30/10/60 Blended Index from 01/01/1988-12/31/2019, and the 30/10/30/30 Blended Index from 01/01/2020 to 03/31/2021. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB. The 30/10/30/30 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, 30% BAB, and 30% Barclays Intermediate Aggregate Bond Index.

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
We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $5.7 billion, or 27%, of our AUM as of March 31, 2021. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $15.5 billion, or 73%, of our AUM as of March 31, 2021, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended March 31, 2021 approximately 98% of our revenue was earned from clients located in the United States.
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
•Other operating costs. Other operating costs include technology costs, accounting, legal and other professional service fees, occupancy and facility costs, travel and entertainment expenses, insurance, market data service expenses and all other miscellaneous costs associated with managing the day-to-day operations of our business.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 88.9% in Manning & Napier Group as of March 31, 2021 and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies - Recent Accounting Pronouncements" to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Assets Under Management
The following table reflects changes in our AUM for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		Period-to-Period
	2021	2020	$	%
	(in millions)
Wealth Management (4)
Beginning assets under management	$8,906.4	$8,716.4	$190.0	2%
Gross client inflows (1)	224.8	202.1	22.7	11%
Gross client outflows (1)	(305.3)	(375.3)	70.0	(19)%
Market appreciation (depreciation) & other (2)(3)	391.6	(810.3)	1,201.9	(148)%
Ending assets under management	$9,217.5	$7,732.9	$1,484.6	19%
Average AUM for period	$8,993.0	$8,527.9
Institutional and Intermediary (4)
Beginning assets under management	$11,213.0	$10,763.7	$449.3	4%
Gross client inflows (1)	401.6	466.7	(65.1)	(14)%
Gross client outflows (1)	(453.5)	(753.9)	300.4	(40)%
Market appreciation (depreciation) & other (2)(3)	761.2	(1,148.9)	1,910.1	(166)%
Ending assets under management	$11,922.3	$9,327.6	$2,594.7	28%
Average AUM for period	$11,454.3	$10,136.2
Total assets under management
Beginning assets under management	$20,119.4	$19,480.1	$639.3	3%
Gross client inflows (1)	626.4	668.8	(42.4)	(6)%
Gross client outflows (1)	(758.8)	(1,129.2)	370.4	(33)%
Market appreciation (depreciation) & other (2)(3)	1,152.8	(1,959.2)	3,112.0	(159)%
Ending assets under management	$21,139.8	$17,060.5	$4,079.3	24%
Average AUM for period	$20,447.3	$18,691.1
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $62.5 million in our wealth management channel and $367.4 million in our institutional and intermediary channel. These amounts are included above in market appreciation (depreciation) and other for the first quarter of 2021.
(4)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

Our total AUM increased by $4.1 billion from $17.1 billion at March 31, 2020 to $21.1 billion at March 31, 2021. The increase was attributable to market appreciation of $6.1 billion, including the addition of approximately $0.4 billion in model-delivery assets that were previously classified as assets under advisement, and partially offset by net client outflows of $2.0 billion. Net client outflows consisted of approximately $0.4 billion of net outflows for wealth management and $1.5 billion for institutional and intermediary. By portfolio, the rates of change in AUM from March 31, 2020 to March 31, 2021 consisted of a $2.0 billion, or 52% increase in our equity portfolio, a $2.0 billion, or 17% increase in our blended asset portfolio, and an increase of approximately $0.3 million, or 0.03% in our fixed income portfolio.

We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $0.8 billion during the quarter ended March 31, 2021, a 33% decrease from the quarter ended March 31, 2020. Gross outflows annualized as a percentage of our AUM, or turnover rate, for the three months ended March 31, 2021 was 15%.
The rate of gross client inflows was approximately $0.6 billion during the three months ended March 31, 2021, a 6% decrease from the quarter ended March 31, 2020. We believe that by demonstrating stability in client AUM and in our organization, and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM increase of approximately $1.0 billion, to $21.1 billion at March 31, 2021 from $20.1 billion at December 31, 2020 was attributable to market appreciation of $1.2 billion, partially offset by net client outflows of approximately $0.1 billion. Net client outflows consisted of $80.5 million for wealth management while net client outflows in institutional and intermediary were $51.9 million. The blended investment gain was 4.4% in wealth management accounts and 6.8% in institutional and intermediary. By portfolio in the period, our AUM increased by $0.6 billion in our blended asset portfolio, $0.4 billion in our equity portfolio, and $3.4 million in our fixed income portfolio.
As of March 31, 2021, the composition of our AUM was 44% in wealth management and 56% in institutional and intermediary, compared to 45% in wealth management and 55% in institutional and intermediary at March 31, 2020. The composition of our AUM across portfolios at March 31, 2021 was 67% in blended assets, 28% in equity, and 5% in fixed income, compared to 71% in blended assets, 24% in equity, 5% in fixed income at March 31, 2020.
For our wealth management channel, gross client inflows of less than $0.2 billion were offset by $0.3 billion of gross client outflows during the three months ended March 31, 2021. The approximately $0.2 billion gross client inflows include approximately $0.2 billion into our blended asset portfolio and less than $0.1 billion into both our equity and fixed income portfolios. Outflows during the quarter were $0.3 billion, or 87% from blended portfolios, less than $0.1 billion, or 8% from equity, and less than $0.1 billion, or 5% from fixed income portfolios, respectively.
Gross client inflows of $0.4 billion were offset by gross client outflows of $0.5 billion within our institutional and intermediary channel during the three months ended March 31, 2021. Gross client inflows include approximately $0.2 billion into our blended asset portfolios, $0.2 billion into our equity portfolios, and less than $0.1 billion into our fixed income portfolios. With regard to gross client outflows, $0.2 billion, or 52% was from our blended asset portfolios, $0.1 billion or 39% was from our equity portfolios, and less than $0.1 billion, or 9% was from our fixed income portfolios.

The following table sets forth our results of operations and related data for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		Period-to-Period
	2021	2020	$	%
	(in thousands, except share data)
Revenues
Management Fees
Wealth management	$15,348	$14,020	$1,328	9%
Institutional and intermediary	14,328	12,411	1,917	15%
Distribution and shareholder servicing	2,153	2,390	(237)	(10)%
Custodial services	1,645	1,599	46	3%
Other revenue	677	689	(12)	(2)%
Total revenue	34,151	31,109	3,042	10%
Expenses
Compensation and related costs	18,874	19,263	(389)	(2)%
Distribution, servicing and custody expenses	2,358	2,813	(455)	(16)%
Other operating costs	6,710	7,097	(387)	(5)%
Total operating expenses	27,942	29,173	(1,231)	(4)%
Operating income	6,209	1,936	4,273	221%
Non-operating income (loss)
Non-operating income (loss), net	458	(4,327)	4,785	(111)%
Income before provision for (benefit from) income taxes	6,667	(2,391)	9,058	(379)%
Provision for (benefit from) income taxes	703	(3,226)	3,929	(122)%
Net income attributable to controlling and noncontrolling interests	5,964	835	5,129	614%
Less: net income (loss) attributable to noncontrolling interests	724	(23)	747	(3,248)%
Net income attributable to Manning & Napier, Inc.	$5,240	$858	$4,382	511%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.31	$0.05
Diluted	$0.26	$0.01
Weighted average shares of Class A common stock outstanding
Basic	17,026,500	15,812,951
Diluted	20,273,343	77,907,557

Other financial and operating data
Economic income (loss) (1)	$7,569	$(1,672)	$9,241	(553)%
Economic net income (1)	$6,700	$1,566	$5,134	328%
Economic net income per adjusted share (1)	$0.29	$0.02
Weighted average adjusted Class A common stock outstanding(1)	23,399,391	80,759,644
_______________________
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

Revenues
Wealth management revenue increased by $1.3 million, or 9%, to $15.3 million for the three months ended March 31, 2021 from $14.0 million for the three months ended March 31, 2020. This increase is driven primarily by a 5%, or $0.5 billion, increase in our average wealth management AUM for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. At March 31, 2021 the concentration of investments in our wealth management assets were 87% blended assets, 10% equity and 3% fixed income, compared to 84% blended assets, 12% equity and 4% fixed income as of March 31, 2020.
Institutional and intermediary revenue increased by $1.9 million, or 15%, to $14.3 million for the three months ended March 31, 2021 from $12.4 million for the three months ended March 31, 2020. This increase is driven primarily by a 13%, or $1.3 billion, increase in our average institutional and intermediary AUM for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. As of March 31, 2021, the concentration of assets in our institutional and intermediary was 52% blended assets, 42% equity and 6% fixed income, compared to 60% blended assets, 32% equity and 8% fixed income as of March 31, 2020.
Distribution and shareholder servicing revenue decreased by $0.2 million, or 10%, to $2.2 million for the three months ended March 31, 2021 from $2.4 million for the three months ended March 31, 2020. This decrease was driven by a change in business mix within our mutual funds.
Custodial services revenue remained consistent at $1.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, in line with our collective investment trust AUM for each period.
Operating Expenses
Our operating expenses decreased by $1.2 million, or 4%, to $27.9 million for the three months ended March 31, 2021 from $29.2 million for the three months ended March 31, 2020.
Compensation and related costs decreased by $0.4 million, or 2%, to $18.9 million for the three months ended March 31, 2021 from $19.3 million for the three months ended March 31, 2020. This decrease in the current quarter compared to the first quarter of 2020 was driven by a decrease in our workforce, coupled with the impacts of the implementation of a deferred compensation plan during the three months ended March 31, 2021, whereby a fraction of incentive compensation for our most highly compensated employees will be invested in our investment products and vested over a multi-year period. When considered as a percentage of revenue, compensation and related costs was 55% for the three months ended March 31, 2021 and 62% for the three months ended March 31, 2020.
Distribution, servicing and custody expenses decreased by $0.5 million, or 16%, to $2.4 million for the three months ended March 31, 2021 from $2.8 million for the three months ended March 31, 2020. The decrease resulted primarily from the Target Date Mutual Fund merger that was completed during the third quarter of 2020 as well as changes in our business mix. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.17% for the three months ended March 31, 2021, compared to 0.20% for the three months ended March 31, 2020.
Other operating costs for the three months ended March 31, 2021 were $6.7 million, as compared to $7.1 million for the three months ended March 31, 2020. The decrease was primarily driven by an overall reduction in operational costs resulting from COVID-19 including a decrease in travel and facility costs, which we do not expect to remain at lower levels once the prevalence of COVID-19 has diminished. As a percentage of revenue, other operating costs were 20% for the three months ended March 31, 2021 and 23% for the three months ended March 31, 2020.

Non-Operating Income (Loss)
Non-operating income for the three months ended March 31, 2021 was $0.5 million, an increase of $4.8 million, from non-operating loss of $4.3 million for the three months ended March 31, 2020. The following table reflects the components of non-operating income (loss) for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		Period-to-Period
	2021	2020	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(2)	$(2)	$—	—%
Interest and dividend income (1)	123	357	(234)	(66)%
Change in liability under tax receivable agreement (2)	—	(2,850)	2,850	(100)%
Net gains (losses) on investments (3)	337	(1,832)	2,169	(118)%
Total non-operating income (loss)	$458	$(4,327)	$4,785	(111)%
__________________________
(1)The decrease in interest and dividend income for the three months ended March 31, 2021 compared to 2020 is attributable to a decrease in investments, including U.S. Treasury notes and corporate bonds to optimize cash management opportunities, coupled with a decrease in interest rates.
(2)The change in the liability under the TRA for the three months ended March 31, 2020 is driven by an increase in the Company's expected tax benefits under the TRA with the other holders of units of Manning & Napier Group and the corresponding changes in the payment of such benefits. The change during the three months ended March 31, 2020 is a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020.
(3)The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.
Provision for Income Taxes
Our provision for income taxes was $0.7 million for the three months ended March 31, 2021, compared to a benefit of $3.2 million for the three months ended March 31, 2020. The change is attributed to the enactment of the CARES Act on March 27, 2020 which included, among other things, the elimination of certain restrictions on net operating losses. As a result, we recognized an income tax benefit related to the favorable rate applied to our net operating losses during the three months ended March 31, 2020. This decrease is partially offset by a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level during the three months ended March 31, 2021 compared to the same period in 2020. Manning & Napier Inc.'s ownership of Manning & Napier Group was 88.9% as of March 31, 2021, compared to 19.5% as of March 31, 2020. This increase is primarily the result of the redemption and subsequent retirement of 60,012,419 Class A units of Manning & Napier Group on May 11, 2020.

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
Economic income presents a non-GAAP financial measure of the controlling and non-controlling interests of Manning & Napier Group and excludes from income before provision for income taxes strategic restructuring and transaction costs, net. We define strategic restructuring and transaction costs, net, as items related to our ongoing strategic review focused on the evolution of our distribution strategy and technology initiatives. These costs include severance-related costs, certain consulting and other professional service fees, lease and other contract termination costs, and gain or loss on sale of a business.
Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense (benefit) at an effective rate of 11.5% and (193.7%) for the three months ended March 31, 2021 and 2020, respectively, reflecting assumed federal, state and local income taxes.
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
The following table sets forth, for the periods indicated, our other financial and operating data:

	Three months ended March 31,
	2021	2020
	(in thousands, except share data)
Economic income (loss) (Non-GAAP)	$7,569	$(1,672)
Economic net income (Non-GAAP)	$6,700	$1,566
Economic net income per adjusted share (Non-GAAP)	$0.29	$0.02
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	23,399,391	80,759,644

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended March 31,
	2021	2020
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$5,240	$858
Add back: Net income (loss) attributable to noncontrolling interests	724	(23)
Add back: Provision for (benefit from) income taxes	703	(3,226)
Income (loss) before provision for (benefit from) income taxes	$6,667	$(2,391)
Add back: Strategic restructuring and transaction costs, net (1)	902	719
Economic income (loss) (Non-GAAP)	$7,569	(1,672)
Adjusted income taxes (Non-GAAP)	869	(3,238)
Economic net income (Non-GAAP)	$6,700	$1,566

Weighted average shares of Class A common stock outstanding - Basic	17,026,500	15,812,951
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	2,021,781	62,034,200
Weighted average unvested restricted stock units and share awards	3,764,744	2,745,827
Weighted average vested stock options	586,366	166,666
Weighted average adjusted shares (Non-GAAP)	23,399,391	80,759,644

Economic net income per adjusted share (Non-GAAP)	$0.29	$0.02
__________________________

(1) Strategic restructuring and transaction costs, net, are included in the following financial statement line items of our Consolidated Statements of Operations:

	Three months ended March 31,
	2021	2020
	(in thousands)
Compensation and related costs	$484	$686
Other operating costs	418	33
Total strategic restructuring and transaction costs	$902	$719

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations and cash and cash equivalents on hand. Our financial condition at March 31, 2021 was highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investment securities held by us for the purpose of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$45,195	$57,635
Accounts receivable	10,776	11,915
Investment securities	23,905	23,497
Amounts payable under tax receivable agreement (1)	$18,979	$18,979
________________________
(1)In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of March 31, 2021 and December 31, 2020, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.
We have no material assets other than our ownership of Class A units of Manning & Napier Group and, accordingly, will depend on distributions from Manning & Napier Group to pay taxes and operating expenses, as well as any dividends we may pay. As managing member of Manning & Napier Group, we will determine the timing and amount of any distributions to be paid to its members. We intend to cause Manning & Napier Group to distribute cash to its members, including us, in an amount sufficient to cover taxes and operating expenses, including dividends, if any, declared by us. If we do cause Manning & Napier Group to make such distributions, Manning & Napier Group Holdings, LLC ("M&N Group Holdings"), Manning & Napier Capital Company, LLC ("MNCC") and any other holders of units of Manning & Napier Group will be entitled to receive equivalent distributions on a pari-passu basis. Due to the market volatility and corresponding earnings volatility that could occur stemming from the COVID-19 pandemic, the Board of Directors did not approve any cash dividends on our Class A common stock since the dividend paid on May 1, 2020. The historical quarterly cash dividends on our Class A common stock were, and we believe any future dividends would be, funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. While our operating earnings and margins have improved, they remain below industry averages as our digital transformation and corresponding restructuring continues. Our management team and the Board of Directors will continue to monitor our financial results and liquidity and will determine whether or not to pay future dividends on a quarterly basis.
In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions.
On February 3, 2021, the Board of Directors approved a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. Given the strength of our balance sheet and cash position, the Company plans to use the approved share repurchase program to, at a minimum, offset dilution created from the awards issued under the Company’s long-term incentive plan to our employees during the first quarter of 2021. These equity awards were valued at approximately $6 million and will vest over the next 5 years. The authority to repurchase shares, which will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2021. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements. The repurchase program may be modified, discontinued or suspended at any time. We intend to fund the program through cash on hand and future cash flow. During the first quarter of 2021, Manning & Napier Inc. purchased a total of 412,405 Class A common shares using approximately $3.0 million in cash.
A state is currently auditing the Company's 2016, 2017 and 2018 corporate tax returns. The audit is expected to be completed in 2021. As of March 31, 2021, the audit is in process and the state is collecting and evaluating the data for which the Company has not recorded a liability for uncertain tax positions under ASC Topic 740, Income Taxes. The Company believes any potential increases to this liability, which could be up to approximately $1.3 million, would not result in a material change to its financial position.

As of March 31, 2021, a total of 2,021,781 units of Manning & Napier Group were held by the noncontrolling interests, including M&N Group Holdings and MNCC. Pursuant to the terms of the annual exchange process, such units may be tendered for exchange or redemption. On March 15, 2021, the Company received notice that 1,592,969 of Class A units of Manning & Napier Group will be tendered for redemption or exchange. The independent directors, on behalf of the Company, have decided that such exchange will be settled in 1,592,969 shares of unregistered Class A Common Stock of the Company. The Company expects the settlement of the exchange to occur later in the year. As a result of the exchange, Manning & Napier, Inc. will acquire an equivalent number of Class A units of Manning & Napier Group, resulting in an increase in its ownership of Manning & Napier Group from approximately 89% to 98%.
With approximately $69.1 million in cash and investment securities on hand as of March 31, 2021, we expect that we have sufficient liquidity available to meet our needs for the foreseeable future. During the three months ended March 31, 2021 we did not generate net cash from operations, which was driven by the timing of accrued annual incentive compensation payments during the first quarter. We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements.
Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2021 and 2020. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, purchases of treasury stock, dividends paid on our Class A common stock, payment of shares withheld to satisfy withholding requirements and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Three months ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(5,727)	$(8,976)
Net cash (used in) provided by investing activities	(64)	17,258
Net cash used in financing activities	(6,649)	(351)
Net change in cash and cash equivalents	$(12,440)	$7,931

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Operating Activities
Operating activities used $5.7 million and $9.0 million of net cash for the three months ended March 31, 2021 and 2020, respectively. This overall $3.2 million decrease in net cash used in operating activities for the three months ended March 31, 2021 compared to 2020 was attributed to an increase in net income after adjustment for non-cash items of approximately $4.6 million during the three months ended March 31, 2021 compared to the same period of 2020. The increase in net income after adjustment for non-cash items of $8.0 million during the three months ended March 31, 2021 compared to $3.4 million during the same period in 2020 was driven by higher revenues resulting from an increase in our average AUM, coupled with a decrease in operating expenses. This decrease in net cash used was partially offset by changes in operating assets and operating liabilities of approximately $1.4 million driven by the timing of payments, including compensation and benefits and other accrued costs.
Investing Activities
Investing activities used $0.1 million and provided $17.3 million of net cash for the three months ended March 31, 2021 and 2020, respectively. This change was driven by a decrease in cash from investing activities of $17.2 million due to our funding of and timing of activity within our investment securities. During the three months ended March 31, 2021, we used approximately $0.1 million, net, from the purchase and sale of certain securities for cash management purposes compared to receiving $17.2 million in the same period of 2020. We used an additional $0.1 million of cash for the purchases of property and equipment during the three months ended March 31, 2021 compared to the same period of 2020.
Financing Activities
Financing activities used $6.6 million and $0.4 million of net cash for the three months ended March 31, 2021 and 2020, respectively. This overall $6.3 million increase in net cash used in financing activities was primarily the result of cash used for the payment of shares withheld to satisfy withholding requirements in connection with the vesting of restricted stock units and exercise of stock options and the purchase of treasury shares during the three months ended March 31, 2021. The increase in cash used for the payment of shares withheld to satisfy withholding requirements on equity awards of $3.3 million compared to 2020 is attributed to the timing and amount of stock options exercised during the three months ended March 31, 2021. In addition, we used cash of $3.0 million for the purchase of treasury shares during the three months ended March 31, 2021 under the share repurchase program of up to $10.0 million of Manning & Napier Inc. Class A common shares approved on February 3, 2021.
Dividends
We have funded our historical quarterly cash dividends on our Class A common stock, and we believe any future dividends would be funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. Due to the market volatility and corresponding earnings volatility that could occur stemming from the COVID-19 pandemic, the Board of Directors has not approved any cash dividends on our Class A common stock since the dividend paid on May 1, 2020. The historical quarterly cash dividends on our Class A common stock were, and we believe any future dividends would be, funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. While our operating earnings and margins have improved, they remain below industry averages as our digital transformation and corresponding restructuring continues. Our management team and the Board of Directors will continue to monitor our financial results and liquidity and will determine whether or not to pay future dividends on a quarterly basis.
The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. In determining the amount of any future dividends, our Board of Directors will take into account:
•the financial results of Manning & Napier Group;
•our available cash, as well as anticipated cash requirements, including any debt servicing and payments required under the tax receivable agreement or the Exchange Agreement;
•our capital requirements and the capital requirements of our subsidiaries, including Manning & Napier Group;
•contractual, legal, tax and regulatory restrictions on, and implications of, the payment of dividends by us to our shareholders or distributions by Manning & Napier Group to us, including the obligation of Manning & Napier Group to make tax distributions to its unitholders, including us;
•general economic and business conditions, including the impact of the COVID-19 pandemic and state and regional stay-at-home orders; and
•any other factors that our Board of Directors may deem relevant.
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
On April 19, 2021, the Board of Directors approved a $2.5 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which approximately $0.3 million was paid to the noncontrolling members of Manning & Napier Group.
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," we are not required to provide this information.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2020 risk factors relating to our business, our industry, our structure and our Class A common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning our company. There have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the share repurchase program approved by our Board of Directors in February 2021 for up to $10.0 million of our Class A common shares, during the first quarter of 2021, we repurchased Class A common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	—	$—	—	$—
February 1 - 28, 2021	52,570	$7.15	52,570	$9,620,485
March 1 - 31, 2021	359,835	$7.27	359,835	$7,012,781
Total	412,405	$7.24	412,405	$7,012,781
The repurchase program will expire on December 31, 2021.

Item 5. Other Information
On March 23, 2021, the Company filed a Current Report on Form 8-K disclosing that the Company would settle the approximately 1.6 million units of Manning & Napier Group, LLC, tendered for exchange by certain legacy owners, in approximately 1.6 million shares of unregistered Class A Common Stock of the Company. The closing of such transaction was previously reported to occur on or before May 15, 2021. The Company continues to work diligently to close the transaction expeditiously and expects such closing to occur later in the year.
Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: May 14, 2021	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial and accounting officer)