Form 10-Q
period 2021-09-30
Manning & Napier, Inc.
filed 2021-11-12
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2021
Class A common stock, $0.01 par value per share	18,465,554

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$64,567	$57,635
Accounts receivable	11,101	11,915
Investment securities	25,091	23,497
Prepaid expenses and other assets	14,686	15,711
Total current assets	115,445	108,758
Property and equipment, net	2,475	3,075
Operating lease right-of-use assets	15,017	16,405
Net deferred tax assets, non-current	20,231	19,645
Goodwill	4,829	4,829
Other long-term assets	3,154	3,373
Total assets	$161,151	$156,085

Liabilities
Accounts payable	$2,221	$1,787
Accrued expenses and other liabilities	29,157	36,439
Deferred revenue	13,152	11,476
Total current liabilities	44,530	49,702
Operating lease liabilities, non-current	14,931	16,646
Amounts payable under tax receivable agreement, non-current	15,598	13,759
Other long-term liabilities	182	221
Total liabilities	75,241	80,328
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 19,214,559 and 18,465,554 shares issued and outstanding at September 30, 2021, 16,989,943 shares issued and outstanding at December 31, 2020	192	170
Treasury stock, at cost, 749,005 and zero shares at September 30, 2021 and December 31, 2020, respectively	(5,666)	—
Additional paid-in capital	104,954	111,848
Retained deficit	(12,082)	(28,826)
Accumulated other comprehensive loss	(315)	(235)
Total shareholders’ equity	87,083	82,957
Noncontrolling interests	(1,173)	(7,200)
Total shareholders’ equity and noncontrolling interests	85,910	75,757
Total liabilities, shareholders’ equity and noncontrolling interests	$161,151	$156,085
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues
Management Fees
Wealth Management	$16,366	$13,743	$47,825	$41,335
Institutional and Intermediary	16,209	13,534	45,678	38,255
Distribution and shareholder servicing	2,278	2,424	6,667	7,117
Custodial services	1,759	1,577	5,125	4,639
Other revenue	925	789	2,470	2,176
Total revenue	37,537	32,067	107,765	93,522
Expenses
Compensation and related costs	18,749	18,605	55,970	55,247
Distribution, servicing and custody expenses	2,512	2,596	7,367	7,834
Other operating costs	6,970	6,611	21,143	21,197
Total operating expenses	28,231	27,812	84,480	84,278
Operating income	9,306	4,255	23,285	9,244
Non-operating income (loss)
Interest expense	(1)	—	(4)	(5)
Interest and dividend income	(13)	115	218	835
Change in liability under tax receivable agreement	—	24	(228)	(1,912)
Net gains (losses) on investments	(59)	411	655	(5)
Total non-operating income (loss)	(73)	550	641	(1,087)
Income before provision for (benefit from) income taxes	9,233	4,805	23,926	8,157
Provision for (benefit from) income taxes	2,523	1,738	4,511	(28)
Net income attributable to controlling and noncontrolling interests	6,710	3,067	19,415	8,185
Less: net income attributable to noncontrolling interests	207	560	1,747	3,274
Net income attributable to Manning & Napier, Inc.	$6,503	$2,507	$17,668	$4,911

Net income per share available to Class A common stock
Basic	$0.35	$0.15	$1.01	$0.30
Diluted	$0.29	$0.13	$0.85	$0.15
Weighted average shares of Class A common stock outstanding
Basic	18,481,147	16,176,280	17,493,299	16,041,128
Diluted	22,226,455	18,928,954	20,843,170	48,339,759
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income attributable to controlling and noncontrolling interests	$6,710	$3,067	$19,415	$8,185
Net unrealized holding gains (losses) on investment securities, net of tax	(34)	6	(87)	(243)
Reclassification adjustment for net realized gains on investment securities included in net income	(75)	—	(1)	(174)
Comprehensive income	$6,601	$3,073	$19,327	$7,768
Less: Comprehensive income attributable to noncontrolling interests	130	639	1,739	2,992
Comprehensive income attributable to Manning & Napier, Inc.	$6,471	$2,434	$17,588	$4,776

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Treasury Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Three months ended September 30, 2021
Balance—June 30, 2021	18,493,570	$192	713,665	$(5,337)	$104,402	$(17,661)	$(284)	$(1,301)	$80,011
Net income	—	—	—	—	—	6,503	—	207	6,710
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(81)	(81)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(31)	(3)	(34)
Common stock issued under equity compensation plan, net of forfeitures	7,324	—	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	35	—	—	(77)	(42)
Equity-based compensation	—	—	—	—	558	—	—	82	640
Dividends declared on Class A common stock - $0.05 per share	—	—	—	—	—	(924)	—	—	(924)
Purchases of treasury stock	(35,340)	—	35,340	(329)	—	—	—	—	(329)
Cost of issuing common stock	—	—	—	—	(41)	—	—	—	(41)
Balance—September 30, 2021	18,465,554	$192	749,005	$(5,666)	$104,954	$(12,082)	$(315)	$(1,173)	$85,910

Nine months ended September 30, 2021
Balance—December 31, 2020	16,989,943	$170	—	$—	$111,848	$(28,826)	$(235)	$(7,200)	$75,757
Net income	—	—	—	—	—	17,668	—	1,747	19,415
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(652)	(652)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(80)	(7)	(87)
Common stock issued under equity compensation plan, net of forfeitures	631,647	6	—	—	(6)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(4,779)	—	—	(419)	(5,198)
Equity-based compensation	—	—	—	—	2,521	—	—	221	2,742
Dividends declared on Class A common stock - $0.05 per share	—	—	—	—	—	(924)	—	—	(924)
Cost of issuing common stock	—	—	—	—	(97)	—	—	—	(97)
Purchases of treasury stock	(749,005)	—	749,005	(5,666)	—	—	—	—	(5,666)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	1,592,969	16	—	—	(5,153)	—	—	5,137	—
Deferred tax impacts from transactions with shareholders (Note 4)	—	—	—	—	620	—	—	—	620
Balance—September 30, 2021	18,465,554	$192	749,005	$(5,666)	$104,954	$(12,082)	$(315)	$(1,173)	$85,910

	Common Stock – Class A		Treasury Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Three months ended September 30, 2020
Balance—June 30, 2020	16,275,359	$163	$—	$—	$112,300	$(36,407)	$(112)	$(6,852)	$69,092
Net income	—	—	—	—	—	2,507	—	560	3,067
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(177)	(177)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(73)	79	6
Common stock issued under equity compensation plan, net of forfeitures	215,473	2	—	—	(2)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(565)	—	—	(455)	(1,020)
Equity-based compensation	—	—	—	—	1,108	—	—	(278)	830
Balance—September 30, 2020	16,490,832	$165	—	—	$112,841	$(33,900)	$(185)	$(7,123)	$71,798

Nine months ended September 30, 2020
Balance—December 31, 2019	15,956,526	$160	$—	$—	$198,516	$(38,478)	$(50)	$(10,527)	$149,621
Net income	—	—	—	—	—	4,911	—	3,274	8,185
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(177)	(177)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(135)	(108)	(243)
Common stock issued under equity compensation plan, net of forfeitures	534,306	5	—	—	(5)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(565)	—	—	(457)	(1,022)
Equity-based compensation	—	—	—	—	1,630	—	—	1,315	2,945
Dividends declared on Class A common stock - $0.02 per share	—	—	—	—	—	(333)	—	—	(333)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(90,341)	—	—	(443)	(90,784)
Deferred tax impacts from transactions with shareholders					3,606				3,606
Balance—September 30, 2020	16,490,832	$165	—	$—	$112,841	$(33,900)	$(185)	$(7,123)	$71,798
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$19,415	$8,185
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	2,742	2,945
Depreciation and amortization	1,472	1,147
Change in amounts payable under tax receivable agreement	228	1,912
Impairment of long-lived assets	—	663
Gain on sale of intangible assets	—	(21)
Net losses (gains) on investment securities	(655)	5
Deferred income taxes	1,644	(789)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	979	(683)
Prepaid expenses and other assets	386	(3,429)
Other long-term assets	1,894	2,450
Accounts payable	434	1,112
Accrued expenses and other liabilities	(6,667)	(165)
Deferred revenue	1,676	699
Other long-term liabilities	(2,374)	(2,832)
Net cash provided by operating activities	21,175	11,199
Cash flows from investing activities:
Purchase of property and equipment	(222)	(204)
Sale of investments	6,190	71,310
Purchase of investments	(10,565)	(23,250)
Sale of intangible assets	—	21
Proceeds from maturity of investments	3,350	18,720
Net cash (used in) provided by investing activities	(1,246)	66,597
Cash flows from financing activities:
Distributions to noncontrolling interests	(652)	(177)
Dividends paid on Class A common stock	(924)	(645)
Payment of shares withheld to satisfy withholding requirements	(5,644)	(1,022)
Purchases of treasury stock	(5,666)	—
Payment of capital lease obligations	(54)	(81)
Payment of issuing common stock costs	(56)	—
Purchase of Class A units of Manning & Napier Group, LLC	—	(90,784)
Net cash used in financing activities	(12,997)	(92,709)
Net increase (decrease) in cash and cash equivalents	6,932	(14,913)
Cash and cash equivalents:
Beginning of period	57,635	67,088
End of period	$64,567	$52,175
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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The Company completed the exchange of 1,562,959 Class A units held by M&N Group Holdings, LLC ("M&N Group Holdings") and 30,010 Class A units held by Manning & Napier Capital Company, LLC ("MNCC"), the entirety of its ownership in Manning & Napier Group, on June 30, 2021 through the issuance of 1,592,969 shares of unregistered Class A Common Stock of the Company. As a result, Manning & Napier acquired an equivalent number of Class A units of Manning & Napier Group and its ownership of Manning & Napier Group increased from approximately 89.0% to 97.7% (Refer to Note 4 for further discussion). The diagram below depicts the Company's organizational structure as of September 30, 2021.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. As of September 30, 2021, Manning & Napier holds an economic interest of approximately 97.7% in Manning & Napier Group and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings.
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment, equity investments, at fair value, or as trading securities, as applicable. As of September 30, 2021 and December 31, 2020, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $2.0 million as of September 30, 2021 and $1.0 million as of December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company did not have a controlling financial interest in any mutual fund.
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
Property, Equipment, Software and Depreciation
Property and equipment is presented net of accumulated depreciation of approximately $12.0 million and $12.6 million as of September 30, 2021 and December 31, 2020, respectively.
Capitalized implementation costs for hosting arrangements are included within prepaid expenses and other assets on the Company's statements of financial condition and totaled approximately $6.7 million and $5.3 million, net of accumulated amortization, as of September 30, 2021 and December 31, 2020, respectively.
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
Treasury Stock
On February 3, 2021, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $10.0 million of Manning & Napier Inc. Class A common shares through December 31, 2021. As of September 30, 2021, the Company had purchased 749,005 shares of Class A common stock for an aggregate price of approximately $5.7 million.
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
Note 3—Revenue
Disaggregated Revenue
The following table represents the Company’s wealth management and institutional and intermediary investment management revenue by investment portfolio during the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$14,865	$8,689	23,554	$12,117	$8,261	$20,378
Equity	1,394	7,071	8,465	1,450	4,892	6,342
Fixed Income	107	449	556	176	381	557
Total	16,366	$16,209	$32,575	$13,743	$13,534	$27,277

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$42,714	$25,103	$67,817	$36,044	$24,096	$60,140
Equity	4,786	19,310	24,096	4,800	13,141	17,941
Fixed Income	325	1,265	1,590	491	1,018	1,509
Total	$47,825	$45,678	$93,503	$41,335	$38,255	$79,590

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Accounts Receivable
Accounts receivable as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accounts receivable - third parties	$6,212	$7,315
Accounts receivable - affiliated mutual funds and collective investment trusts	4,889	4,600
Total accounts receivable	$11,101	$11,915
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three and nine months ended September 30, 2021 or 2020.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $11.1 million and $31.6 million for the three and nine months ended September 30, 2021, respectively, and approximately $9.3 million and $26.7 million for the three and nine months ended September 30, 2020, respectively, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statements of financial condition as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Affiliated mutual funds	$3,492	$3,275
Affiliated collective investment trusts	1,397	1,325
Accounts receivable - affiliated mutual funds and collective investment trusts	$4,889	$4,600

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the nine months ended September 30, 2021, revenue was increased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.3 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition for both September 30, 2021 and December 31, 2020.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the nine months ended September 30, 2021 that was included in deferred revenue at the beginning of the period was approximately $11.3 million.
Costs to obtain a contract: Under compensation plans in effect for periods prior to January 1, 2020, certain incremental first year commissions directly associated with new customer contracts were capitalized and amortized on a straight-line basis over an estimated customer contract period of 3 to 7 years. The total net asset as of September 30, 2021 and December 31, 2020 was approximately $0.5 million and $0.7 million, respectively. The related amortization expense, which is included in compensation and related costs, totaled approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2021 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020. An impairment loss is recorded for contract acquisition costs related to client contracts that cancel during the period. These impairment losses totaled less than $0.1 million for both the three and nine months ended September 30, 2021 and September 30, 2020.

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
The following table provides a reconciliation from “Income before provision for (benefit from) income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Income before provision for (benefit from) income taxes	$9,233	$4,805	$23,926	$8,157
Less: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	(24)	14	(234)	(1,950)
Income before provision for income taxes, as adjusted	9,257	4,791	24,160	10,107
Controlling interest percentage (2)	97.7%	88.2%	92.7%	64.0%
Net income attributable to controlling interest	9,042	4,225	22,388	6,471
Plus: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	(24)	14	(234)	(1,950)
Income (loss) before provision for (benefit from) income taxes attributable to Manning & Napier, Inc.	9,018	4,239	22,154	4,521
Less: provision for (benefit from) income taxes of Manning & Napier, Inc.(3)	2,515	1,732	4,486	(390)
Net income attributable to Manning & Napier, Inc.	$6,503	$2,507	$17,668	$4,911
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
(3)The consolidated provision for (benefit from) income taxes is equal to the sum of (i) the provision for (benefit from) income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for (benefit from) income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for (benefit from) income taxes was a provision of $2.5 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and a provision of $4.5 million and benefit of less than $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, a total of 428,812 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be tendered for exchange or redemption. For any units exchanged, the Company may (i) pay an amount of cash equal to the number of tendered units multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
During the nine months ended September 30, 2021, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.
The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the nine months ended September 30, 2021:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2020	15,783,638	2,021,781	17,805,419	88.6%
Class A Units issued	624,323	—	624,323	0.4%
Class A Units exchanged	1,592,969	(1,592,969)	—	8.7%
As of September 30, 2021	18,000,930	428,812	18,429,742	97.7%
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
Accordingly, as a result of the completion of the exchange on June 30, 2021, deferred tax assets, amounts payable under the tax receivable agreement and additional paid-in capital increased by approximately $1.9 million, $1.6 million and $0.3 million respectively, within the Company’s consolidated statements of financial condition. In addition, the Company recognized a deferred tax asset of approximately $0.3 million, resulting from an increased share of Manning & Napier Group's existing deferred tax assets.
At September 30, 2021 and December 31, 2020, the Company had recorded a liability of $18.8 million and $19.0 million, respectively, representing the estimated payments due to the selling unit holders under the TRA entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, approximately $3.2 million and $5.2 million were included in accrued expenses and other liabilities at September 30, 2021 and December 31, 2020, respectively. The Company made payments of approximately $2.1 million during the nine months ended September 30, 2021 and made no payments pursuant to the TRA during the nine months ended September 30, 2020.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$10,100	$—	$(159)	$9,941
Fixed income securities	7,408	—	(109)	7,299
				17,240
Equity investments, at fair value
Equity securities				5,831
Mutual funds				2,020
				7,851
Total investment securities				$25,091

	December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury notes	$10,587	$—	$(89)	$10,498
Fixed income securities	6,497	—	(94)	6,403
				16,901
Equity investments, at fair value
Equity securities				5,592
Mutual funds				1,004
				6,596
Total investment securities				$23,497
Investment securities are classified as either equity investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At September 30, 2021 and December 31, 2020, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $0.1 million of net unrealized gains and $0.1 million of net unrealized losses related to investments classified as equity investments, at fair value during the nine months ended September 30, 2021 and 2020, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury notes and corporate bonds to optimize cash management opportunities and for compliance with certain regulatory requirements. As of September 30, 2021 and December 31, 2020, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the nine months ended September 30, 2021 and 2020.
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
The following table summarizes the hierarchy of inputs used to derive the fair value of the Company’s assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,831	$—	$—	$5,831
Fixed income securities	—	7,299	—	7,299
Mutual funds	2,020	—	—	2,020
U.S. Treasury notes	—	9,941	—	9,941
Total assets at fair value	$7,851	$17,240	$—	$25,091

	December 31, 2020
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,592	$—	$—	$5,592
Fixed income securities	—	6,403	—	6,403
Mutual funds	1,004	—	—	1,004
U.S. Treasury notes	—	10,498	—	10,498
Total assets at fair value	$6,596	$16,901	$—	$23,497

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
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the nine months ended September 30, 2021.
Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued bonus and sales commissions	$16,554	$19,999
Accrued payroll and benefits	3,248	4,629
Accrued sub-transfer agent fees	469	437
Amounts payable under tax receivable agreement	3,159	5,220
Short-term operating lease liabilities	2,661	2,854
Other accruals and liabilities	3,066	3,300
Total accrued expenses and other liabilities	$29,157	$36,439

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
The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$14	$9	$50	$57
Interest on lease liabilities	1	1	4	5
Operating lease expense	768	931	2,413	3,151
Short-term lease expense	—	—	—	3
Variable lease expense	38	31	177	178
Sublease income	(179)	(136)	(523)	(463)
Total lease expense	$642	$836	$2,121	$2,931

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$2	$4	$6
Finance cash flows from finance leases	$17	$24	$49	76
Operating cash flows from operating leases	$1,200	$941	$3,090	2,601

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$—	$—	$—	—
Operating leases	$441	$678	$479	$814

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Supplemental balance sheet information related to leases as of September 30, 2021 was as follows:

(in thousands, except lease term and discount rate)	September 30, 2021
Finance Leases
Finance lease right-of-use assets (1)	$99

Accrued expenses and other liabilities	$59
Other long-term liabilities	47
Total finance lease liabilities	$106

Operating Leases
Operating lease right-of-use assets	$15,017

Accrued expenses and other liabilities	$2,661
Operating lease liabilities, non-current	14,931
Total operating lease liabilities	$17,592

Weighted average remaining lease term
Finance leases	1.88 years
Operating leases	5.94 years
Weighted average discount rate
Finance leases	4.35%
Operating leases	5.11%
_______________________
(1)Amounts included in other long-term assets within the consolidated statements of financial condition.

Maturities of lease liabilities were as follows:

Twelve month period ending September 30,	Finance Leases	Operating Leases
	(in thousands)
2022	$62	$3,483
2023	41	3,525
2024	7	3,484
2025	—	3,196
2026	—	3,119
Thereafter	—	3,572
Total lease payments	110	20,379
Less imputed interest	(4)	(2,787)
Total lease liabilities	$106	$17,592
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of September 30, 2021 and December 31, 2020, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three and nine months ended September 30, 2021 and 2020 under the two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except share data)
Numerator:
Net income attributable to controlling and noncontrolling interests	$6,710	$3,067	$19,415	$8,185
Less: net income attributable to noncontrolling interests	207	560	1,747	3,274
Net income attributable to Manning & Napier, Inc.	$6,503	$2,507	$17,668	$4,911
Less: allocation to participating securities	—	20	45	52
Net income available to Class A common stock for basic EPS	$6,503	$2,487	$17,623	$4,859
Plus: reallocation of net income attributable to participating securities	—	3	8	4
Plus: incremental net income as a result of conversion of Class A Units of Manning & Napier Group to Class A common stock	(60)	—	—	2,279
Net income available to Class A common stock for diluted EPS	$6,443	$2,490	$17,631	$7,142

Denominator:
Weighted average shares of Class A common stock outstanding - basic	18,481,147	16,176,280	17,493,299	16,041,128
Dilutive effect of outstanding equity awards	3,316,496	2,752,674	3,349,871	1,584,781
Dilutive effect of exchangeable Class A Units	428,812	—	—	30,713,850
Weighted average shares of Class A common stock outstanding - diluted	22,226,455	18,928,954	20,843,170	48,339,759
Net income available to Class A common stock per share - basic	$0.35	$0.15	$1.01	$0.30
Net income available to Class A common stock per share - diluted	$0.29	$0.13	$0.85	$0.15
Performance-based stock options are excluded from the calculation of diluted EPS for periods in which the associated market condition has not yet been achieved. As such, for the three and nine months ended September 30, 2021, no unvested performance-based stock options were excluded, and for the three and nine months ended September 30, 2020, 2,022,000 unvested performance-based stock options were excluded from the calculation of diluted EPS.
For each of the three and nine months ended September 30, 2021, no unvested equity awards were excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2020, 64,530 and 164,696, respectively, unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
At September 30, 2021, there were 428,812 Class A Units of Manning & Napier Group outstanding, which, subject to certain restrictions, may be exchangeable for up to an equivalent number of shares of the Company's Class A common stock. These units were not included in the calculation of diluted earnings per common share for the nine months ended September 30, 2021 because the effect would have been anti-dilutive.
Note 11—Equity-Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by shareholders prior to the consummation of the Company's 2011 initial public offering. Under the Equity Plan, a total of 13,142,813 equity interests are authorized for issuance, and may be issued in the form of Class A common stock, restricted stock units, stock options, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group. At September 30, 2021, a total of 2,154,456 equity interests were available for issuance pursuant to the Equity Plan.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the nine months ended September 30, 2021:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	3,044,981	$2.03
Granted	1,152,369	$6.04
Vested	(201,778)	$9.70
Forfeited	(182,405)	$2.16
Outstanding at September 30, 2021	3,813,167	$2.83
The weighted average fair value of stock awards granted during the nine months ended September 30, 2021 was $6.04, based on the closing sale price of the Company's Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.
For the three and nine months ended September 30, 2021, the Company recorded approximately $0.6 million and $2.6 million, respectively, of compensation expense related to stock awards under the Equity Plan. For the three and nine months ended September 30, 2020, the Company recorded approximately $0.7 million and $2.5 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during each of the nine months ended September 30, 2021 and 2020 was approximately $1.5 million and $0.9 million, respectively. As of September 30, 2021, there was unrecognized compensation expense of approximately $8.2 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 3.9 years.
A summary of activity under the Equity Plan related to stock option awards during the nine months ended September 30, 2021 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,250,000	$2.01
Granted	—	$—
Exercised	(1,750,000)	$2.01
Forfeited	—	$—
Outstanding at September 30, 2021	500,000	$2.01	3.8	$3,560
Exercisable at September 30, 2021	333,332	$2.01	3.6	$2,373
For the three and nine months ended September 30, 2021, the Company recorded approximately less than $0.1 million and $0.2 million, respectively, of compensation expense related to stock options under the Equity Plan. For the three and nine months ended September 30, 2020, the Company recorded approximately $0.1 million and $0.4 million, respectively, of compensation expense related to stock options under the Equity Plan. As of September 30, 2021, there was unrecognized compensation expense of less than $0.1 million related to stock options, which the Company expects to recognize over a weighted average period of approximately 0.4 years.
In connection with the vesting of restricted stock units and exercise of stock options during the nine months ended September 30, 2021, the Company withheld a total of 710,019 shares of Class A common stock to satisfy approximately $5.2 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
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
The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Income before provision for (benefit from) income taxes	$9,233	$4,805	$23,926	$8,157
Effective tax rate	27.3%	36.2%	18.9%	(0.3)%
Provision for (benefit from) income taxes	2,523	1,738	4,511	(28)
Provision for (benefit from) income taxes at statutory rate	1,939	1,009	5,024	1,713
Difference between tax at effective vs. statutory rate	$584	$729	$(513)	$(1,741)
The provision for (benefit from) income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. The Company recognized a reduced benefit from flow-through entities during the nine months ended September 30, 2021 compared to September 30, 2020 due to a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level attributed to Manning & Napier Inc.'s increased ownership of Manning & Napier Group as of September 30, 2021 compared to September 30, 2020.
In addition, the effective rate during the nine months ended September 30, 2021 is lower than the statutory rate of 21% due to the incremental tax benefits realized from the exercise of stock option awards during the first and second quarters of 2021, partially offset by the impacts from permanent differences between book and tax income, including but not limited to Section 162(m) of the IRC which limits the annual amount of deductible compensation.
During the three months ended September 30, 2021, the Company reached a settlement with a certain state related to the Company's 2016, 2017 and 2018 corporate income tax returns. As a result, the Company recognized approximately $0.3 million within its provision for income taxes during the three months ended September 30, 2021.
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
The Company manages the personal funds of certain of the Company's executive officers and directors and/or their affiliated entities. Pursuant to the respective investment management agreements, in some instances the Company may waive or reduce its regular advisory fees for these accounts. The aggregate value of the fees earned was less than $0.1 million for each of the nine months ended September 30, 2021 and 2020. No fees were waived for the nine months ended September 30, 2021 and the aggregate value of the fees waived was less than $0.1 million for the nine months ended September 30, 2020.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $11.1 million and $31.6 million for the three and nine months ended September 30, 2021, respectively, and $9.3 million and $26.7 million for the three and nine months ended September 30, 2020, respectively. Fees earned for administrative services provided were approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts were approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2021, and $1.3 million and $3.7 million for the three and nine months ended September 30, 2020.
Note 14—Subsequent Events
Dividend on Class A common stock
On October 22, 2021, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about November 22, 2021 to shareholders of record as of November 8, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect the views of Manning & Napier, Inc. ("we," "our," or "us") with respect to, among other things, our future operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "should," "could," "intends," "likely," "plans," "outlook," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words.
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

We are closely monitoring the impact related to the COVID-19 pandemic on our investment performance, financial statements, capital and liquidity, and our business operations. Our financial condition is stable, which we believe will allow us to effectively manage the financial impacts of COVID-19. We believe our balance sheet should provide us with more than sufficient resources and flexibility to meet our present and future cash needs, as well as to continue investing in key strategic initiatives.
For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's financial statements, capital and liquidity, and business operations, see the "Risk Factors" section of our Annual Report on Form 10-K.

Market Developments
U.S. equity and fixed income market performance was flat during the third quarter as strong economic growth was met with rising investor consternation over a variety of issues, including the state of the economic cycle. The strength of the economic recovery has sustained for so long that many indicators now appear to be showing an economy that is already in the middle phase of the economic cycle. This is indicative of an evolving economic environment, one where growth is likely to slow from here, and pockets of systematic risk are starting to build.

In addition, inflation has returned, although we believe this is will be largely transitory as supply chain constraints, commodity price increases, and government stimuli wear off. Nevertheless, wage pressures must be closely monitored going forward, particularly as we move later into the cycle, a time when the labor market will further tighten.

Along with economic concerns, markets are also wrestling with the removal of the twin tailwinds of fiscal and monetary policy. As these programs swing from easing to neutral, and eventually, to tightening, the immense amount of global liquidity may reverse, providing a headwind for financial assets. Market valuations across equities and fixed income have held in place or mildly contracted throughout the year, giving fundamentals some opportunity to ‘grow into’ to what had been particularly elevated valuations. Given our outlook, and considering the state of market valuations today, we believe investors should be judicious, and avoid reaching for yield or taking on excess risk.

Other Business Updates
On February 3, 2021, the Board of Directors approved a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. Given the strength of our balance sheet and cash position, the Company planned to use the approved share repurchase program to help offset dilution created from the awards issued under the Company’s long-term incentive plan to our employees during the first quarter of 2021. These equity awards were valued at approximately $6.0 million and will vest over the next 5 years. The authority to repurchase shares will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2021. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements. The repurchase program may be modified, discontinued or suspended at any time. We have funded the program through cash on hand and cash flow. During the nine months ended September 30, 2021, we purchased a total of 749,005 Class A common shares using approximately $5.7 million in cash.
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

Assets Under Management
Our sales efforts distinctly separate the Wealth Management clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. The table below reflects the estimated composition of our assets under management ("AUM") as of September 30, 2021, by sales channel and investment portfolio:

	September 30, 2021
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$8,254.2	$982.6	$243.5	$9,480.3
Institutional and Intermediary	6,420.6	5,247.1	828.2	12,495.9
Total	$14,674.8	$6,229.7	$1,071.7	$21,976.2
Percentage of AUM
Wealth Management	38%	4%	1%	43%
Institutional and Intermediary	29%	24%	4%	57%
Total	67%	28%	5%	100%
Percentage of portfolio by channel
Wealth Management	56%	16%	23%	43%
Institutional and Intermediary	44%	84%	77%	57%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	87%	10%	3%	100%
Institutional and Intermediary	51%	42%	7%	100%
Our wealth management channel represented 43% of our total AUM as of September 30, 2021. Blended portfolios are the most significant portion of wealth management assets, representing 87%, while equity and fixed income portfolios represent 10% and 3%, respectively.
Our institutional and intermediary channel represented 57% of our total AUM as of September 30, 2021. Blended portfolios are also the largest portion of institutional and intermediary assets at 51% of AUM, followed by equity and fixed income portfolios at 42% and 7%, respectively.
As of September 30, 2021, blended portfolios account for 67% of our total AUM at $14.7 billion, a 1% decrease from June 30, 2021 when blended assets were $14.9 billion. Blended portfolio AUM is split across distribution channels, with 56% in wealth management and 44% in institutional and intermediary. Equity portfolios account for 28% of our total AUM, at $6.2 billion, a 2% decrease from June 30, 2021 when equity portfolios were at $6.3 billion. Of equity portfolio AUM, 84% is in the institutional and intermediary channel, and 16% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.1 billion, a 1% increase from June 30, 2021. The majority of fixed income assets come through the institutional and intermediary channel at 77%, and 23% in the wealth management channel.
During the nine months ended September 30, 2021, our wealth management sales channel contributed 32% of our total gross client inflows, while our institutional and intermediary channel contributed 68%. Of the $2.0 billion in gross client inflows, blended asset portfolios represented 67%, while equity and fixed income portfolios represented 24% and 9%, respectively.

Results of Operations
Below is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020.
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

Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our sales channels for the three and nine months ended September 30, 2021 and 2020:

	Sales Channel (4)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of June 30, 2021	$9,613.5	$12,648.0	$22,261.5	43%	57%	100%
Gross client inflows (1)	211.0	401.8	612.8
Gross client outflows (1)	(237.2)	(532.5)	(769.7)
Market appreciation/(depreciation) & other (2)	(107.0)	(21.4)	(128.4)
As of September 30, 2021	$9,480.3	$12,495.9	$21,976.2	43%	57%	100%
Average AUM for period	$9,629.3	$12,732.2	$22,361.5

As of June 30, 2020	$8,334.4	$10,305.9	$18,640.3	45%	55%	100%
Gross client inflows (1)	250.7	343.7	594.4
Gross client outflows (1)	(304.9)	(674.8)	(979.7)
AUM Reclassification (5)	(266.8)	266.8	—
Market appreciation/(depreciation) & other (2)	89.2	900.9	990.1
As of September 30, 2020	$8,102.6	$11,142.5	$19,245.1	42%	58%	100%
Average AUM for period	$8,093.3	$11,129.6	$19,222.9

	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of December 31, 2020	$8,906.4	$11,213.0	$20,119.4	44%	56%	100%
Gross client inflows (1)	652.4	1,374.1	2,026.5
Gross client outflows (1)	(837.7)	(1,539.8)	(2,377.5)
Market appreciation/(depreciation) & other (2)(3)	759.2	1,448.6	2,207.8
As of September 30, 2021	$9,480.3	$12,495.9	$21,976.2	43%	57%	100%
Average AUM for period	$9,352.7	$12,178.9	$21,531.6

As of December 31, 2019	$8,716.4	$10,763.7	$19,480.1	45%	55%	100%
Gross client inflows (1)	646.1	1,169.9	1,816.0
Gross client outflows (1)	(1,040.9)	(2,279.6)	(3,320.5)
Market appreciation/(depreciation) & other (2)	(219.0)	1,488.5	1,269.5
As of September 30, 2020	$8,102.6	$11,142.5	$19,245.1	42%	58%	100%
Average AUM for period	$7,903.8	$10,869.2	$18,773.0
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $62.5 million in our wealth management channel and $367.4 million in our institutional and intermediary channel. These amounts are included above in market appreciation (depreciation) and other for the nine months ended September 30, 2021.

(4)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.
(5)During the third quarter of 2020, the Company identified certain Institutional and Intermediary assets that were              incorrectly allocated to the Wealth Management Sales Channel as of June 30, 2020. The difference had no impact to total AUM or AUM by Portfolio as of June 30, 2020 and were reclassified to the appropriate Sales Channel during the third quarter of 2020.

The following table reflects the indicated components of our AUM for our portfolios for the three and nine months ended September 30, 2021 and 2020:

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of June 30, 2021	$14,868.6	$6,333.9	$1,059.0	$22,261.5	67%	28%	5%	100%
Gross client inflows (1)	437.9	116.5	58.4	612.8
Gross client outflows (1)	(528.4)	(189.8)	(51.5)	(769.7)
Market appreciation/(depreciation) & other (2)	(103.3)	(30.9)	5.8	(128.4)
As of September 30, 2021	$14,674.8	$6,229.7	$1,071.7	$21,976.2	67%	28%	5%	100%
Average AUM for period	$14,908.6	$6,381.1	$1,071.8	$22,361.5

As of June 30, 2020	$13,075.3	$4,561.7	$1,003.3	$18,640.3	71%	23%	6%	100%
Gross client inflows (1)	461.3	104.2	28.9	594.4
Gross client outflows (1)	(756.6)	(191.4)	(31.7)	(979.7)
Market appreciation/(depreciation) & other (2)	587.7	398.1	4.3	990.1
As of September 30, 2020	$13,367.7	$4,872.6	$1,004.8	$19,245.1	69%	26%	5%	100%
Average AUM for period	$13,432.5	$4,785.3	$1,005.1	$19,222.9

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2020	$13,558.8	$5,545.3	$1,015.3	$20,119.4	67%	28%	5%	100%
Gross client inflows (1)	1,361.4	487.3	177.8	2,026.5
Gross client outflows (1)	(1,602.1)	(632.6)	(142.8)	(2,377.5)
Market appreciation/(depreciation) & other (2) (3)	1,356.7	829.7	21.4	2,207.8
As of September 30, 2021	$14,674.8	$6,229.7	$1,071.7	$21,976.2	67%	28%	5%	100%
Average AUM for period	$14,388.1	$6,096.2	$1,047.3	$21,531.6

As of December 31, 2019	$13,473.3	$4,988.8	$1,018.0	$19,480.1	69%	26%	5%	100%
Gross client inflows (1)	1,256.0	440.8	119.2	1,816.0
Gross client outflows (1)	(2,424.8)	(715.6)	(180.1)	(3,320.5)
Market appreciation/(depreciation) & other (2)	1,063.2	158.6	47.7	1,269.5
As of September 30, 2020	$13,367.7	$4,872.6	$1,004.8	$19,245.1	69%	26%	5%	100%
Average AUM for period	$13,124.9	$4,635.3	$1,012.8	$18,773.0
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.

(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020. These amounts are included above in market appreciation (depreciation) and other for the nine months ended September 30, 2021.

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. We recognize, however that some key strategies have mixed track records over the past several years. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 78% of our AUM as of September 30, 2021.

Key Strategies	AUM as of September 30, 2021 (in millions)	Inception Date	Annualized Returns as of September 30, 2021 (2)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$6,015.7	1/1/1973	16.4%	12.3%	10.2%	9.6%	9.7%
Blended Index (3)			15.2%	10.4%	9.6%	9.2%	8.9%
Core Non-U.S. Equity	$807.5	10/1/1996	30.5%	15.2%	12.0%	9.1%	8.3%
Benchmark: ACWIxUS Index			23.9%	8.0%	8.9%	7.5%	5.6%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,974.1	1/1/1973	12.4%	10.6%	8.4%	7.8%	8.8%
Blended Index (4)			10.9%	8.9%	7.7%	7.5%	8.4%
Equity-Oriented (70%-100% Equity Exposure)	$1,564.5	1/1/1993	26.1%	15.8%	14.7%	13.1%	10.7%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg U.S. Aggregate Bond			25.0%	13.0%	13.3%	12.8%	9.2%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,217.5	4/1/2000	19.7%	13.8%	11.8%	11.0%	8.0%
Blended Benchmark: 53% Russell 3000 / 17% ACWIxUS/ 30% Bloomberg U.S. Aggregate Bond			20.1%	11.8%	11.5%	11.1%	6.4%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$710.1	1/1/1995	28.9%	16.4%	16.4%	14.9%	11.9%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			30.3%	14.4%	15.3%	14.8%	9.9%
Core U.S. Equity	$303.6	7/1/2000	29.7%	18.1%	18.1%	16.1%	9.5%
Benchmark: Russell 3000			31.9%	16.0%	16.9%	16.6%	7.6%
Conservative Growth (5%-35% Equity Exposure)	$610.4	4/1/1992	6.1%	7.2%	5.4%	5.0%	6.0%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg U.S. Intermediate Aggregate Bond			5.2%	6.6%	5.1%	4.9%	6.1%
Aggregate Fixed Income	$211.7	1/1/1984	(0.4)%	5.7%	3.2%	3.1%	6.9%
Benchmark: Bloomberg U.S. Aggregate Bond			(0.9)%	5.4%	2.9%	3.0%	6.9%
Rainier International Small Cap	$1,224.1	3/28/2012	27.7%	15.9%	15.1%	N/A (1)	14.4%
Benchmark: MSCI ACWIxUS Small Cap Index			33.1%	10.3%	10.3%	N/A (1)	8.4%
Disciplined Value US	$1,448.2	1/1/2013	28.4%	9.0%	12.1%	N/A (1)	13.7%
Benchmark: Russell 1000 Value			35.0%	10.1%	10.9%	N/A (1)	13.5%
__________________________
(1)Performance not available given the product's inception date.
(2)Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.
(3)Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988- 9/30/2021. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russell 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg U.S. Aggregate Bond Index ("BAB").
(4)Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987, the 30/10/60 Blended Index from 01/01/1988-12/31/2019, and the 30/10/30/30 Blended Index from 01/01/2020 to 9/30/2021. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB. The 30/10/30/30 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, 30% BAB, and 30% Intermediate Aggregate Bond Index.

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
We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $6.1 billion, or 28%, of our AUM as of September 30, 2021. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $15.9 billion, or 72%, of our AUM as of September 30, 2021, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended September 30, 2021 approximately 98% of our revenue was earned from clients located in the United States.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 97.7% in Manning & Napier Group as of September 30, 2021 and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Assets Under Management
The following table reflects changes in our AUM for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Period-to-Period
	2021	2020	$	%
	(in millions)
Wealth Management (3)
Beginning assets under management	$9,613.5	$8,334.4	$1,279.1	15%
Gross client inflows (1)	211.0	250.7	(39.7)	(16)%
Gross client outflows (1)	(237.2)	(304.9)	67.7	(22)%
AUM Reclassification (4)	—	(266.8)	266.8	NM
Market appreciation (depreciation) & other (2)	(107.0)	89.2	(196.2)	(220)%
Ending assets under management	$9,480.3	$8,102.6	$1,377.7	17%
Average AUM for period	$9,629.3	$8,093.3
Institutional and Intermediary (3)
Beginning assets under management	$12,648.0	$10,305.9	$2,342.1	23%
Gross client inflows (1)	401.8	343.7	58.1	17%
Gross client outflows (1)	(532.5)	(674.8)	142.3	(21)%
AUM Reclassification (4)	—	266.8	(266.8)	NM
Market appreciation (depreciation) & other (2)	(21.4)	900.9	(922.3)	(102)%
Ending assets under management	$12,495.9	$11,142.5	$1,353.4	12%
Average AUM for period	$12,732.2	$11,129.6
Total assets under management
Beginning assets under management	$22,261.5	$18,640.3	$3,621.2	19%
Gross client inflows (1)	612.8	594.4	18.4	3%
Gross client outflows (1)	(769.7)	(979.7)	210.0	(21)%
AUM Reclassification (4)	—	—	—	—%
Market appreciation (depreciation) & other (2)	(128.4)	990.1	(1,118.5)	(113)%
Ending assets under management	$21,976.2	$19,245.1	$2,731.1	14%
Average AUM for period	$22,361.5	$19,222.9
________________________
NM - Percentage change not meaningful
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
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
(4)During the third quarter of 2020, the Company identified certain Institutional and Intermediary assets that were              incorrectly allocated to the Wealth Management Sales Channel as of June 30, 2020. The difference had no impact to total AUM or AUM by Portfolio as of June 30, 2020 and were reclassified to the appropriate Sales Channel during the third quarter of 2020.

Our total AUM increased by $2.7 billion from $19.2 billion at September 30, 2020 to $22.0 billion at September 30, 2021. The increase was attributable to market appreciation of $3.9 billion, partially offset by net client outflows of $1.2 billion. Net client outflows consisted of approximately $0.3 billion of net outflows for wealth management and $0.8 billion for institutional and intermediary. By portfolio, the rates of change in AUM from September 30, 2020 to September 30,

2021 consisted of a $1.4 billion, or 28% increase in our equity portfolio, a $1.3 billion, or 10% increase in our blended asset portfolio, and an increase of approximately $66.9 million, or 7% in our fixed income portfolio.
We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $0.8 billion during the quarter ended September 30, 2021, a 21% decrease from the quarter ended September 30, 2020. Gross outflows annualized as a percentage of our AUM, or turnover rate, for the three months ended September 30, 2021 was 14%. We believe outflows have improved as a result of our client service efforts and excellent performance, particularly regarding our ability to retain AUM in the most performance sensitive areas of our business, such as our Institutional and Intermediary channel, coupled with the lack of COVID-driven market volatility during the 2021 period as compared to 2020.
The rate of gross client inflows was approximately $0.6 billion during the three months ended September 30, 2021, a 3% increase from the quarter ended September 30, 2020. The 2020 period reflects impacts from COVID related travel restrictions, while 2021 changes in our organization and national recognition awards boosted our presence within intermediated channels. We believe that by continuing to demonstrate stability in client AUM and modernizing our platform, we will provide a foundation from which we can continue to grow.
The total AUM decrease of approximately $0.3 billion, to $22.0 billion at September 30, 2021 from $22.3 billion at June 30, 2021 was attributable to market depreciation of $0.1 billion, and net client outflows of approximately $0.2 billion. Net client outflows consisted of $26.2 million for wealth management while net client inflows in institutional and intermediary were $130.7 million. The blended investment loss was 1.1% in wealth management accounts and 0.2% in institutional and intermediary. By portfolio in the period, our AUM decreased by $0.2 billion in our blended asset portfolio and $0.1 billion in our equity portfolio, and increased $12.7 million in our fixed income portfolio.
As of September 30, 2021, the composition of our AUM was 43% in wealth management and 57% in institutional and intermediary, compared to 42% in wealth management and 58% in institutional and intermediary at September 30, 2020. The composition of our AUM across portfolios at September 30, 2021 was 67% in blended assets, 28% in equity, and 5% in fixed income, compared to 69% in blended assets, 26% in equity, 5% in fixed income at September 30, 2020.
For our wealth management channel, gross client inflows of $0.2 billion were offset by $0.2 billion of gross client outflows during the three months ended September 30, 2021. Gross client inflows include approximately $0.2 billion into our blended asset portfolio and less than $0.1 billion into both our equity and fixed income portfolios. Outflows during the quarter were $0.2 billion, or 87% from blended portfolios, less than $0.1 billion, or 9% from equity, and less than $0.1 billion, or 4% from fixed income portfolios, respectively.
Gross client inflows of $0.4 billion were offset entirely by gross client outflows of $0.5 billion within our institutional and intermediary channel during the three months ended September 30, 2021. Gross client inflows include approximately $0.3 billion into our blended asset portfolios, and less than $0.1 billion into both our equity and fixed income portfolios. With regard to gross client outflows, $0.3 billion, or 60% was from our blended asset portfolios, $0.2 billion or 32% was from our equity portfolios, and less than $0.1 billion, or 8% was from our fixed income portfolios.

The following table sets forth our results of operations and related data for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Period-to-Period
	2021	2020	$	%
	(in thousands, except share data)
Revenues
Management Fees
Wealth management	$16,366	$13,743	$2,623	19%
Institutional and intermediary	16,209	13,534	2,675	20%
Distribution and shareholder servicing	2,278	2,424	(146)	(6)%
Custodial services	1,759	1,577	182	12%
Other revenue	925	789	136	17%
Total revenue	37,537	32,067	5,470	17%
Expenses
Compensation and related costs	18,749	18,605	144	1%
Distribution, servicing and custody expenses	2,512	2,596	(84)	(3)%
Other operating costs	6,970	6,611	359	5%
Total operating expenses	28,231	27,812	419	2%
Operating income	9,306	4,255	5,051	119%
Non-operating income (loss)
Non-operating income (loss), net	(73)	550	(623)	(113)%
Income before provision for income taxes	9,233	4,805	4,428	92%
Provision for income taxes	2,523	1,738	785	45%
Net income attributable to controlling and noncontrolling interests	6,710	3,067	3,643	119%
Less: net income attributable to noncontrolling interests	207	560	(353)	(63)%
Net income attributable to Manning & Napier, Inc.	$6,503	$2,507	$3,996	159%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.35	$0.15
Diluted	$0.29	$0.13
Weighted average shares of Class A common stock outstanding
Basic	18,481,147	16,176,280
Diluted	22,226,455	18,928,954

Other financial and operating data
Economic income (1)	$9,793	$5,219	$4,574	88%
Economic net income (1)	$6,872	$3,170	$3,702	117%
Economic net income per adjusted share (1)	$0.30	$0.14
Weighted average adjusted Class A common stock outstanding(1)	23,133,382	22,395,521
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

Revenues
Wealth management revenue increased by $2.6 million, or 19%, to $16.4 million for the three months ended September 30, 2021 from $13.7 million for the three months ended September 30, 2020. This increase is driven primarily by a 19%, or $1.5 billion, increase in our average wealth management AUM for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. At September 30, 2021 the concentration of investments in our wealth management assets were 87% blended assets, 10% equity and 3% fixed income, compared to 91% blended assets, 6% equity, and 3% fixed income as of September 30, 2020.
Institutional and intermediary revenue increased by $2.7 million, or 20%, to $16.2 million for the three months ended September 30, 2021 from $13.5 million for the three months ended September 30, 2020. This increase is driven primarily by a 14%, or $1.6 billion, increase in our average institutional and intermediary AUM for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. As of September 30, 2021, the concentration of assets in our institutional and intermediary channel was 51% blended assets, 42% equity and 7% fixed income, compared to 54% blended assets, 39% equity and 7% fixed income as of September 30, 2020.
Distribution and shareholder servicing revenue decreased by $0.1 million, or 6%, to $2.3 million for the three months ended September 30, 2021 from $2.4 million for the three months ended September 30, 2020. This decrease was driven by a change in business mix within our mutual funds.
Custodial services increased by $0.2 million, or 12%, to $1.8 million for the three months ended September 30, 2021 from $1.6 million for the three months ended September 30, 2020, in line with changes in our collective investment trust AUM for each period.
Operating Expenses
Our operating expenses increased by $0.4 million, or 2%, to $28.2 million for the three months ended September 30, 2021 from $27.8 million for the three months ended September 30, 2020.
Compensation and related costs increased by $0.1 million, or 1%, to $18.7 million for the three months ended September 30, 2021 from $18.6 million for the three months ended September 30, 2020. This increase in the current quarter compared to the third quarter of 2020 was driven by increases in our sales incentive accruals as well as one time severance costs, partially offset by the impacts of the implementation of a deferred compensation plan during the first quarter of 2021, whereby a fraction of incentive compensation for our most highly compensated employees will be invested in our investment products and vested over a multi-year period. When considered as a percentage of revenue, compensation and related costs was 50% for the three months ended September 30, 2021 and 58% for the three months ended September 30, 2020.
Distribution, servicing and custody expenses decreased by $0.1 million, or 3%, to $2.5 million for the three months ended September 30, 2021 from $2.6 million for the three months ended September 30, 2020. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.16% for the three months ended September 30, 2021, compared to 0.18% for the three months ended September 30, 2020.
Other operating costs for the three months ended September 30, 2021 were $7.0 million, an increase of approximately $0.4 million, or 5%, compared to the three months ended September 30, 2020. As a percentage of revenue, other operating costs were 19% for the three months ended September 30, 2021 and 21% for the three months ended September 30, 2020. The increase during the current quarter as compared to the third quarter of 2020 was driven by a $1.2 million gain recognized in the 2020 period related to a reimbursement of expenses paid previously on behalf of the Company's affiliated mutual funds and collective investment trusts.

Non-Operating Income (Loss)
Non-operating loss for the three months ended September 30, 2021 was less than $0.1 million, a decrease of $0.6 million, from non-operating income of $0.6 million for the three months ended September 30, 2020. The following table reflects the components of non-operating income (loss) for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Period-to-Period
	2021	2020	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(1)	$—	$(1)	NM
Interest and dividend income	(13)	115	(128)	(111)%
Change in liability under tax receivable agreement	—	24	(24)	(100)%
Net gains (losses) on investments (1)	(59)	411	(470)	(114)%
Total non-operating income (loss)	$(73)	$550	$(623)	(113)%
__________________________
NM - Percentage change not meaningful
(1)The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.
Provision for Income Taxes
Our provision for income taxes was $2.5 million for the three months ended September 30, 2021, compared to a provision of $1.7 million for the three months ended September 30, 2020. This increase is attributed to an increase in earnings, coupled with a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level during the three months ended September 30, 2021 compared to the same period in 2020. Manning & Napier Inc.'s weighted ownership of Manning & Napier Group was 97.7% for the three months ended September 30, 2021 compared to 88.2% for the same period in 2020. This increase in weighted ownership is primarily the result of the annual exchange process between the Company and the holders of its non-controlling interests. In addition, during the three months ended September 30, 2021, we reached a settlement with a certain state related to our 2016, 2017 and 2018 corporate income tax returns. As a result, we recognized approximately $0.3 million within the provision for income taxes during the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Assets Under Management
The following table reflects changes in our AUM for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Period-to-Period
	2021	2020	$	%
	(in millions)
Wealth Management (4)
Beginning assets under management	$8,906.4	$8,716.4	$190.0	2%
Gross client inflows (1)	652.4	646.1	6.3	1%
Gross client outflows (1)	(837.7)	(1,040.9)	203.2	(20)%
Market appreciation (depreciation) & other (2) (3)	759.2	(219.0)	978.2	(447)%
Ending assets under management	$9,480.3	$8,102.6	$1,377.7	17%
Average AUM for period	$9,352.7	$7,903.8
Institutional and Intermediary (4)
Beginning assets under management	$11,213.0	$10,763.7	$449.3	4%
Gross client inflows (1)	1,374.1	1,169.9	204.2	17%
Gross client outflows (1)	(1,539.8)	(2,279.6)	739.8	(32)%
Market appreciation (depreciation) & other (2) (3)	1,448.6	1,488.5	(39.9)	(3)%
Ending assets under management	$12,495.9	$11,142.5	$1,353.4	12%
Average AUM for period	$12,178.9	$10,869.2
Total assets under management
Beginning assets under management	$20,119.4	$19,480.1	$639.3	3%
Gross client inflows (1)	2,026.5	1,816.0	210.5	12%
Gross client outflows (1)	(2,377.5)	(3,320.5)	943.0	(28)%
Market appreciation (depreciation) & other (2) (3)	2,207.8	1,269.5	938.3	74%
Ending assets under management	$21,976.2	$19,245.1	$2,731.1	14%
Average AUM for period	$21,531.6	$18,773.0
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $62.5 million in our wealth management channel and $367.4 million in our institutional and intermediary channel. These amounts are included above in market appreciation (depreciation) and other for the nine months ended September 30, 2021.
(4)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

Our total AUM increased by $2.7 billion from $19.2 billion at September 30, 2020 to $22.0 billion at September 30, 2021. The increase was attributable to market appreciation of $3.9 billion, partially offset by net client outflows of $1.2 billion. Net client outflows consisted of approximately $0.3 billion of net outflows for wealth management and $0.8 billion for institutional and intermediary. By portfolio, the rates of change in AUM from September 30, 2020 to September 30, 2021 consisted of a $1.4 billion, or 28% increase in our equity portfolio, a $1.3 billion, or 10% increase in our blended asset portfolio, and an increase of $66.9 million, or 7% in our fixed income portfolio.
We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $2.4 billion during the nine months ended September 30, 2021, a 28% improvement from the same period through September 30, 2020. Gross client inflows were approximately $2.0 billion during the nine months ended September 30, 2021, a 12% increase compared to the same period in 2020. We believe that by demonstrating stability in client AUM and in our organization, along with continuing to improve long-term track records and modernizing our platform, we will provide a foundation from which we can grow.
The total AUM increase of $1.9 billion, or 9%, to $22.0 billion at September 30, 2021 from $20.1 billion at December 31, 2020 was attributable to market appreciation of $2.2 billion, offset by net client cash outflows of $0.4 billion. Included in net client flows during the nine months ended September 30, 2021 were net client outflows in wealth management of approximately $0.2 billion. The blended investment appreciation was 8.5% in wealth management and 12.9% in institutional and intermediary. By portfolio, our $1.9 billion AUM increase was derived from increases of $0.7 billion, or 12%, in our equity portfolio, $1.1 billion, or 8%, in our blended asset portfolio and $56.4 million, or 6%, in our fixed income portfolio.
As of September 30, 2021, the composition of our AUM was 43% in wealth management and 57% in institutional and intermediary, compared to 42% in wealth management and 58% in institutional and intermediary at September 30, 2020. The composition of our AUM across portfolios at September 30, 2021 was 67% in blended assets, 28% in equity, and 5% in fixed income, compared to 69% in blended assets, 26% in equity, and 5% in fixed income as of September 30, 2020.
With regard to our wealth management channel, gross client inflows of $0.7 billion were offset by approximately $0.8 billion of gross client outflows during the nine months ended September 30, 2021. Gross client inflows included $0.6 billion into our blended asset portfolios, and less than $0.1 billion into both our equity portfolios and fixed income portfolios. Outflows during the nine months ended September 30, 2021 were $0.8 billion, with 87% from blended portfolios, 9% from equity, and 4% from fixed income portfolios, respectively. The annualized separate account retention rate was 98% for the nine months ended September 30, 2021,consistent with the rolling twelve months ended September 30, 2021.
Net client flows from our institutional and intermediary channel were relatively stable and included gross client inflows of $1.4 billion, offset by gross client outflows of $1.5 billion during the nine months ended September 30, 2021. Gross client inflows included $0.8 billion, or 57% into our blended asset portfolios, $0.4 billion or 31% into our equity portfolios and $0.2 billion or 12% into our fixed income portfolios during the nine months ended September 30, 2021. With regard to institutional and intermediary client outflows, $0.9 billion, or 57%, were from blended asset portfolios, $0.6 billion or 36% were from our equity portfolios and $0.1 billion, or 7%, was from our fixed income portfolios during the nine months ended September 30, 2021.

The following table sets forth our results of operations and other data for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Period-to-Period
	2021	2020	$	%
	(in thousands, except share data)
Revenues
Management Fees
Wealth management	$47,825	$41,335	$6,490	16%
Institutional and intermediary	45,678	38,255	7,423	19%
Distribution and shareholder servicing	6,667	7,117	(450)	(6)%
Custodial services	5,125	4,639	486	10%
Other revenue	2,470	2,176	294	14%
Total revenue	107,765	93,522	14,243	15%
Expenses
Compensation and related costs	55,970	55,247	723	1%
Distribution, servicing and custody expenses	7,367	7,834	(467)	(6)%
Other operating costs	21,143	21,197	(54)	—%
Total operating expenses	84,480	84,278	202	—%
Operating income	23,285	9,244	14,041	152%
Non-operating income (loss)
Non-operating income (loss), net	641	(1,087)	1,728	(159)%
Income before provision for income taxes	23,926	8,157	15,769	193%
Provision for (benefit from) income taxes	4,511	(28)	4,539	(16,211)%
Net income attributable to controlling and noncontrolling interests	19,415	8,185	11,230	137%
Less: net income attributable to noncontrolling interests	1,747	3,274	(1,527)	(47)%
Net income attributable to Manning & Napier, Inc.	$17,668	$4,911	$12,757	260%
Per Share Data
Net income per share available to Class A common stock
Basic	$1.01	$0.30
Diluted	$0.85	$0.15
Weighted average shares of Class A common stock outstanding
Basic	17,493,299	16,041,128
Diluted	20,843,170	48,339,759

Other financial and operating data
Economic income (1)	$26,202	$10,248	$15,954	156%
Economic net income (1)	$20,959	$8,707	$12,252	141%
Economic net income per adjusted share (1)	$0.90	$0.17
Weighted average adjusted Class A common stock outstanding (1)	23,333,816	50,460,114
________________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.
Revenues
Wealth management revenue increased by $6.5 million, or 16%, to $47.8 million for the nine months ended September 30, 2021 from $41.3 million for the nine months ended September 30, 2020. This increase is driven primarily by an 18% increase in our average wealth management AUM for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. As of September 30, 2021, the concentration of assets in our wealth management channel was 87% blended assets, 10% equity and 3% fixed income, compared to 91% blended assets, 6% equity and 3% fixed income at September 30, 2020.
Institutional and intermediary revenue increased by $7.4 million, or 19%, to $45.7 million for the nine months ended September 30, 2021 from $38.3 million for the nine months ended September 30, 2020. This increase is driven primarily by a 12%, or $1.3 billion, increase in average institutional and intermediary AUM for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. As of September 30, 2021 the concentration of assets in our institutional and intermediary channel was 51% blended assets, 42% equity and 7% fixed income, compared to 54% blended assets, 39% equity and 7% fixed income as of September 30, 2020.
Distribution and shareholder servicing revenue decreased by $0.5 million, or 6%, to $6.7 million for the nine months ended September 30, 2021 from $7.1 million for the nine months ended September 30, 2020. This decrease was driven by a change in business mix within our mutual funds.
Custodial services revenue increased by $0.5 million, or 10%, to $5.1 million for the nine months ended September 30, 2021 from $4.6 million for the nine months ended September 30, 2020. The increase primarily relates to a corresponding increase in our collective investment trust AUM for each period.
Operating Expenses
Our operating expenses increased by $0.2 million to $84.5 million for the nine months ended September 30, 2021 from $84.3 million for the nine months ended September 30, 2020.
Compensation and related costs increased by $0.7 million, or 1%, to $56.0 million for the nine months ended September 30, 2021 from $55.2 million for the nine months ended September 30, 2020. This change was driven by higher incentive compensation accruals based on increases in both sales and year to date performance in 2021, partially offset by a decrease in our workforce and the impacts from the newly implemented deferred compensation plan in 2021. When considered as a percentage of revenue, compensation and related costs was 52% for the nine months ended September 30, 2021 and 59% for the nine months ended September 30, 2020.
Distribution, servicing and custody expenses decreased by $0.5 million, or 6%, to $7.4 million for the nine months ended September 30, 2021 from $7.8 million for the nine months ended September 30, 2020. The expense decreased despite a 6% increase in mutual fund and collective investment trust average AUM for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. AUM increases were concentrated in fund share classes where the company does not incur distribution and servicing fees. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.17% for the nine months ended September 30, 2021, compared to 0.19% for the nine months ended September 30, 2020.
Other operating costs decreased by $0.1 million to $21.1 million for the nine months ended September 30, 2021 from $21.2 million for the nine months ended September 30, 2020. As a percentage of revenue, other operating costs for the nine months ended September 30, 2021 was 20% compared to 23% for nine months ended September 30, 2020.

Non-Operating Income (Loss)
Non-operating income for the nine months ended September 30, 2021 was $0.6 million, an increase of $1.7 million, from non-operating loss of $1.1 million for the nine months ended September 30, 2020. The following table reflects the components of non-operating income (loss) for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Period-to-Period
	2021	2020	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(4)	$(5)	$1	20%
Interest and dividend income (1)	218	835	(617)	(74)%
Change in liability under tax receivable agreement (2)	(228)	(1,912)	1,684	88%
Net gains (losses) on investments (3)	655	(5)	660	13,200%
Total non-operating income (loss)	$641	$(1,087)	$1,728	159%
__________________________
(1)The decrease in interest and dividend income for the nine months ended September 30, 2021 compared to 2020 is attributable to a decrease in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with a decrease in interest rates.
(2)The change in the liability under the tax receivable agreement for the nine months ended September 30, 2021 is driven by an increase in the Company's expected tax benefits under the tax receivable agreement with the other holders of units of Manning & Napier Group and the corresponding changes in the payment of such benefits. The change during the nine months ended September 30, 2020 is driven by the tax benefits realized with the enactment of the CARES Act.
(3)The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

Provision for Income Taxes
Our provision for income taxes was $4.5 million for the nine months ended September 30, 2021, compared to a benefit of less than $0.1 million for the nine months ended September 30, 2020. The expense increase is attributed primarily to the 2020 enactment of the CARES Act which includes, among other things, the elimination of certain restrictions on recognizing net operating losses. As a result, during the nine months ended September 30, 2020, we recognized an income tax benefit related to the favorable rate applied to our net operating losses. Further, for the nine months ended September 30, 2021, a higher portion of Manning & Napier Group's earnings is subject to taxation at the C-Corporation level when compared to the same period in 2020. Manning & Napier Inc.'s weighted ownership of Manning & Napier Group was 92.7% for the nine months ended September 30, 2021, compared to 64.0% during the same period of 2020. This increase is primarily the result of the annual exchange process between the Company and the holders of its non-controlling interests. In addition, during the nine months ended September 30, 2021, we reached a settlement with a certain state related to our 2016, 2017 and 2018 corporate income tax returns. As a result, we recognized approximately $0.3 million within the provision for income taxes during the nine months ended September 30, 2021.
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

Economic net income is a non-GAAP measure of after-tax operating performance and equals the Company’s income before provision for income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to us and represents an estimate of income tax expense at an effective rate of 29.8% and 39.3% for the three months ended September 30, 2021 and 2020, respectively, and of 20.0% and 15.0% for the nine months ended September 30, 2021 and 2020, respectively, reflecting assumed federal, state and local income taxes.
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
The following table sets forth, for the periods indicated, our other financial and operating data:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except share data)
Economic income (Non-GAAP)	$9,793	$5,219	$26,202	$10,248
Economic net income (Non-GAAP)	$6,872	$3,170	$20,959	$8,707
Economic net income per adjusted share (Non-GAAP)	$0.30	$0.14	$0.90	$0.17
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	23,133,382	22,395,521	23,333,816	50,460,114

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$6,503	$2,507	$17,668	$4,911
Add back: Net income attributable to noncontrolling interests	207	560	1,747	3,274
Add back: Provision for (benefit from) income taxes	2,523	1,738	4,511	(28)
Income before provision for (benefit from) income taxes	$9,233	$4,805	$23,926	$8,157
Add back: Strategic restructuring and transaction costs, net (1)	560	414	2,276	2,091
Economic income (Non-GAAP)	$9,793	5,219	26,202	10,248
Adjusted income taxes (Non-GAAP)	2,921	2,049	5,243	1,541
Economic net income (Non-GAAP)	$6,872	$3,170	$20,959	$8,707

Weighted average shares of Class A common stock outstanding - Basic	18,481,147	16,176,280	17,493,299	16,041,128
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group, LLC units outstanding (noncontrolling interest)	428,812	2,021,781	1,479,121	30,713,850
Weighted average unvested restricted stock units and share awards	3,890,091	3,562,979	3,885,833	3,306,941
Weighted average vested stock options	333,332	634,481	475,563	398,195
Weighted average adjusted shares (Non-GAAP)	23,133,382	22,395,521	23,333,816	50,460,114

Economic net income per adjusted share (Non-GAAP)	$0.30	$0.14	$0.90	$0.17
__________________________

(1) Strategic restructuring and transaction costs, net, are included in the following financial statement line items of our Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Compensation and related costs	$532	$63	$1,172	$903
Other operating costs	28	351	1,104	1,188
Total strategic restructuring and transaction costs, net	$560	$414	$2,276	$2,091

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations and cash and cash equivalents on hand. Our financial condition at September 30, 2021 was highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investment securities held by us for the purpose of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$64,567	$57,635
Accounts receivable	11,101	11,915
Investment securities	25,091	23,497
Amounts payable under tax receivable agreement (1)	$18,757	$18,979
________________________
(1)In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of September 30, 2021 and December 31, 2020, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.
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
On February 3, 2021, the Board of Directors approved a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. Given the strength of our balance sheet and cash position, the Company intended to use the approved share repurchase program to help offset dilution created from the awards issued under the Company’s long-term incentive plan to our employees during the first quarter of 2021. These equity awards were valued at approximately $6.0 million and will vest over the next 5 years. The authority to repurchase shares, which will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2021. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements. The repurchase program may be modified, discontinued or suspended at any time. We have funded the program through cash on hand and cash flow. During the nine months ended September 30, 2021, Manning & Napier Inc. purchased a total of 749,005 Class A common shares using approximately $5.7 million in cash.
Given the continued strength of our balance sheet during the six months ended June 30, 2021, along with the renewed stability of our earnings, our Board of Directors reinstated the cash dividends on our Class A common stock while continuing our share repurchase program. As such, on July 20, 2021, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on August 16, 2021 to shareholders of record as of August 2, 2021. In addition, on October 22, 2021, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about November 22, 2021 to shareholders of record as of November 8, 2021. These cash dividends on our Class A common stock were, and any future dividends would be, funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations.
As of September 30, 2021, a total of 428,812 units of Manning & Napier Group were held by the noncontrolling interests, including M&N Group Holdings. Pursuant to the terms of the annual exchange process, such units may be tendered for exchange or redemption. On March 15, 2021, the Company received notice that 1,592,969 of Class A units of Manning & Napier Group were tendered for redemption or exchange. The independent directors, on behalf of the Company, decided that such exchange would be settled in 1,592,969 shares of unregistered Class A Common Stock of the Company. The Company

completed the exchange on June 30, 2021 and as a result, Manning & Napier acquired an equivalent number of Class A units of Manning & Napier Group and its ownership of Manning & Napier Group increased from 89.0% to 97.7%.
With approximately $89.7 million in cash and investment securities on hand as of September 30, 2021, we expect that we have sufficient liquidity available to meet our needs for the foreseeable future. We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements.
Cash Flows
The following table sets forth our cash flows for the nine months ended September 30, 2021 and 2020. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, purchases of treasury stock, dividends paid on our Class A common stock, payment of shares withheld to satisfy withholding requirements and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$21,175	$11,199
Net cash (used in) provided by investing activities	(1,246)	66,597
Net cash used in financing activities	(12,997)	(92,709)
Net change in cash and cash equivalents	$6,932	$(14,913)

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Operating Activities
Operating activities provided $21.2 million and $11.2 million of net cash for the nine months ended September 30, 2021 and 2020, respectively. This overall $10.0 million increase in net cash provided by operating activities for the nine months ended September 30, 2021 compared to 2020 was attributed to an increase in net income after adjustment for non-cash items of approximately $10.8 million during the nine months ended September 30, 2021 compared to the same period of 2020. The increase in net income after adjustment for non-cash items of $24.8 million during the nine months ended September 30, 2021 compared to $14.0 million during the same period in 2020 was driven by higher revenues resulting from an increase in our average AUM. This increase in net cash was partially offset by changes in operating assets and operating liabilities of approximately $0.8 million, driven by the timing and amount of payments of accrued incentive compensation and an increase in payments pursuant to the TRA with $2.1 million paid during the nine months ended September 30, 2021 as a result of the receipt of a $2.4 million income tax refund during the second quarter of 2021.
Investing Activities
Investing activities used $1.2 million and provided $66.6 million of net cash for the nine months ended September 30, 2021 and 2020, respectively. This change was driven by a decrease in cash from investing activities of $67.8 million due to our funding of and timing of activity within our investment securities. During the nine months ended September 30, 2021, we received approximately $1.0 million, net, from the purchase, sale and maturity of investment securities compared to receiving $66.8 million in the same period of 2020, primarily related to the sale of investment securities in order help fund the redemption of Class A units during the six months ended June 30, 2020. We used approximately $0.2 million of cash for the purchases of property and equipment during both the nine months ended September 30, 2021 and 2020.
Financing Activities
Financing activities used $13.0 million and $92.7 million of net cash for the nine months ended September 30, 2021 and 2020, respectively. This overall $79.7 million decrease in net cash used in financing activities was primarily the result of cash used for the redemption of Class A units of Manning & Napier Group pursuant to the annual exchange process, existing since the time of our IPO, of $90.8 million in 2020, whereas the Company settled the exchange in 2021 utilizing 1,592,969 shares of unregistered Class A Common Stock of the Company. This decrease in cash used was partially offset by an increase in cash used for the payment of shares withheld to satisfy withholding requirements in connection with the vesting of restricted stock units and exercise of stock options and the purchase of treasury shares during the nine months ended September 30, 2021. The increase in cash used for the payment of shares withheld to satisfy withholding requirements on equity awards of $4.6 million compared to 2020 is attributed to the timing and amount of stock options exercised during the nine months ended September 30, 2021. In addition, during the nine months ended September 30, 2021 we used cash of $5.7 million for the purchase of treasury shares under the share repurchase program of up to $10.0 million of Manning & Napier Inc. Class A common shares approved on February 3, 2021. We used cash of approximately $0.9 million and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively, for dividends paid on Class A common stock.
Dividends
We have funded our historical quarterly cash dividends on our Class A common stock, and we believe any future dividends would be funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. Due to the market volatility and corresponding earnings volatility that could occur stemming from the COVID-19 pandemic, the Board of Directors did not approve any cash dividends on our Class A common stock after the dividend paid on May 1, 2020 until July 2021. Given the continued strength of our balance sheet, along with the renewed stability of our earnings, our Board of Directors reinstated the cash dividends on our Class A common stock while continuing our share repurchase program.
On July 20, 2021, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on August 16, 2021 to shareholders of record as of August 2, 2021.
On October 22, 2021, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about November 22, 2021 to shareholders of record as of November 8, 2021.
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
•general economic and business conditions, including the impact of the COVID-19 pandemic; and
•any other factors that our Board of Directors may deem relevant.
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
Off Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," we are not required to provide this information.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the share repurchase program approved by our Board of Directors in February 2021 for up to $10.0 million of our Class A common shares, during the three months ended September 30, 2021, we repurchased Class A common shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (in dollars)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	186	$8.42	186	$4,661,689
August 1 - 31, 2021	35,154	$9.33	35,154	$4,333,708
September 1 - 30, 2021	—	$—	—	$4,333,708
Total	35,340	$—	35,340	$4,333,708
The repurchase program will expire on December 31, 2021.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: November 12, 2021	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial and accounting officer)