Form 10-K
period 2021-12-31
Manning & Napier, Inc.
filed 2022-03-15
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes   ☐     No   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No   ☒
The aggregate market value of the registrant's common equity held by non-affiliates of the registrant (assuming for purposes of this computation only that the directors and executive officers may be affiliates) at June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $123.8 million based on the closing price of $7.87 for one share of Class A common stock, as reported on the New York Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2022
Class A common stock, $0.01 par value per share	19,124,332

__________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

In this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Annual Report"), “we,” “our,” “us,” the “Company,” “Manning & Napier” and the “Registrant” refers to Manning & Napier, Inc. and, unless the context otherwise requires, its direct and indirect subsidiaries and predecessors on a consolidated basis.

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
•future results of our existing portfolios or portfolios we develop in the future not achieving the historical returns of our portfolios;
•changes in key distribution relationships that reduce our revenues or increase the influence of third-party intermediaries on our mutual fund assets;
•failure to comply with investment guidelines set by our clients or limitations imposed by law;
•the impact of a technical change of control under federal and state law on our investment advisory agreements;
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
•the financial and reputational impact of litigation in the investment management industry;
•our dependence on Manning & Napier Group, LLC (“Manning & Napier Group”) for distributions to pay expenses and dividends, if any, to our stockholders;
•our obligation to make payments to holders of units of Manning & Napier Group for tax benefits we receive as a result of our structure pursuant to a tax receivable agreement;
•provisions in our corporate documents and Delaware law that could discourage, delay or prevent a change in control of the Company that some stockholders might consider to be in their best interests; and
•catastrophic and unpredictable events, such as the COVID-19 pandemic, terrorist attacks and natural disasters.

ii

PART I
Item 1.         Business.
Overview
Manning & Napier, Inc. is an independent investment management firm that provides our clients with a broad range of financial solutions and investment strategies for both wealth and asset management. Founded in 1970 and headquartered in Fairport, New York, we serve a diversified client base of high-net-worth individuals and institutions. The institutions we serve include 401(k) plans, pension plans, Taft-Hartley multi-employer plans, endowments and foundations. We serve clients through our Wealth and Asset Management divisions. Our Wealth Management private clients are primarily composed of individual investors and families, small businesses and business owners, and small- to mid-sized non-profit organizations, endowments, and foundations. Our Asset Management division includes our Intermediary Distribution Group, focused on delivering our investment strategies and expertise to third-party financial advisors, our dedicated Taft-Hartley team, and our Institutional and Consultant Relations teams, serving 401(k) plans, pension plans, large organizations, institutional investors, and third-party investment consultants.
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
The consistent philosophy and disciplined processes of our team-based, client-centric approach to investing has been central to delivering excellent investment outcomes to our clients for over 50 years. As of December 31, 2021, we have 20 publicly-available mutual fund share classes rated with four or five stars by Morningstar, and a number of our investment strategies have built value-added track records over multiple decades.

At times, our active approach to investment management can cause material deviations in portfolio positioning versus competitors and/or popular benchmarks. Over the long-term, we fervently believe our independent, truly active investment disciplines add value for clients, but over the short-run, periods of underperformance can occur. These short-term performance deviations, coupled with challenging industry trends, especially among institutional investors, can lead to changes in assets under management ("AUM") trends over time. The following chart reflects our AUM for each of the last 10 years:
As of December 31, 2021, our investment management offerings include 38 distinct separate account composites and 32 mutual funds and collective investment trusts. We believe we have cultivated a robust menu of actively managed strategies that allow us to address client needs.
Our AUM as of December 31, 2021 by sales channel and portfolio were as follows:

AUM by Channel & Portfolio ($ in billions)
Fixed Income 5%
Equity 28%
Blended Asset 67%
Wealth Management - 43%
Institutional and Intermediary - 57%

The following table summarizes the annualized returns for several of our key investment strategies and relevant benchmarks. Since inception and over long-term periods, we believe our strategies have generated attractive returns on both an absolute and relative basis. These key strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 78% of our AUM as of December 31, 2021. This table is provided for illustrative purposes only. The performance reflected in the table below is not necessarily indicative of the future results of our investment strategies.

Key Strategies	AUM as of December 31, 2021 (in millions)	Inception Date	Annualized Returns as of December 31, 2021 (1)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$6,179.9	1/1/1973	11.7%	16.3%	11.8%	9.4%	9.7%
Blended Index (3)			10.3%	14.5%	10.4%	9.0%	9.0%
Core Non-U.S. Equity	$805.2	10/1/1996	12.0%	21.4%	12.9%	8.7%	8.2%
Benchmark: ACWIxUS Index			7.8%	13.2%	9.6%	7.3%	5.6%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$3,012.4	1/1/1973	8.3%	13.3%	9.6%	7.6%	8.8%
Blended Index (4)			7.2%	11.6%	8.4%	7.3%	8.4%
Equity-Oriented (70%-100% Equity Exposure)	$1,634.7	1/1/1993	18.4%	22.9%	16.9%	12.8%	10.8%
Blended Benchmark: 65% Russell 3000® / 20% ACWIxUS / 15% Bloomberg U.S. Aggregate Bond			17.7%	20.1%	14.2%	12.6%	9.3%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,273.1	4/1/2000	14.4%	18.9%	13.7%	10.7%	8.1%
Blended Benchmark: 53% Russell 3000/ 17% ACWIxUS/ 30% Bloomberg U.S. Aggregate Bond			14.0%	17.4%	12.4%	10.9%	6.6%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$741.9	1/1/1995	20.9%	24.8%	18.5%	14.5%	12.0%
Blended Benchmark: 80% Russell 3000® / 20% ACWIxUS			21.9%	23.2%	16.3%	14.5%	10.1%
Core U.S. Equity	$324.5	7/1/2000	25.7%	27.7%	20.7%	15.9%	9.8%
Benchmark: Russell 3000® Index			25.7%	25.8%	18.0%	16.3%	8.0%
Conservative Growth (5%-35% Equity Exposure)	$626.8	4/1/1992	3.3%	8.3%	6.0%	4.7%	6.0%
Blended Benchmark:15% Russell 3000/ 5% ACWIxUS/ 80% Bloomberg U.S. Intermediate Aggregate Bond			2.9%	7.4%	5.5%	4.8%	6.1%
Aggregate Fixed Income	$204.2	1/1/1984	(1.8)%	5.2%	3.7%	3.0%	6.9%
Benchmark: Bloomberg U.S. Aggregate Bond			(1.5)%	4.8%	3.6%	2.9%	6.8%
Rainier International Small Cap	$1,269.5	3/28/2012	13.9%	26.1%	18.3%	N/A (2)	14.6%
Benchmark: MSCI ACWIxUS Small Cap Index			12.9%	16.5%	11.2%	9.5%	8.2%
Disciplined Value US	$1,440.3	1/1/2013	22.5%	16.1%	13.0%	13.2%	14.2%
Benchmark: Russell 1000 Value			25.2%	17.6%	11.2%	13.0%	14.0%
__________________________
(1)Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.
(2)Performance not available given the product's inception date.
(3)Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988-12/31/2021. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russel 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg U.S. Aggregate Bond Index ("BAB").
(4)Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987, the 30/10/60 Blended Index from 01/01/1988-12/31/2019, and the 30/10/30/30 Blended Index from 01/01/2020 to 12/31/2021. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB. The 30/10/30/30 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, 30% BAB, and 30% Intermediate Aggregate Bond Index.

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
Our strategy is focused on continuous refinement and improvement. Our industry is continuously evolving, and we must relentlessly adapt our capabilities, talent, and culture to clients’ ever increasing expectations. This includes the performance of our investment strategies, the comprehensiveness of our financial advice, and the quality of our client service. These three areas form the foundation of our business and require constant evolution.
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
Additionally, we view environmental, social and governance ("ESG") integration as necessary for the future success of any investment manager. We have consistently considered ESG factors in our research analyses and risk assessments, and during 2021 we fully implemented ESG analysis throughout our fundamental, core investment processes for equities and credits. ESG integration is also part of our quantitative strategies, including our ESG multi-asset class exchange-traded fund ("ETF") strategies. We believe that in-depth insights on ESG factors, coupled with active engagement with companies and thoughtful voting in shareholder meetings, can be helpful in generating the investment outcomes our clients desire.
We believe our research department of several dozen primarily home-grown investment professionals enhance the consistency of our investment processes. As warranted, we may add to or supplement our research teams with additional investment professionals.
Dynamic financial markets result in a fast-changing industry, and we recognize the need for our investment strategies to continuously evolve. We regularly review seeded portfolios to ensure that we are supporting competitive strategies that resonate with clients, while simultaneously closing portfolios that are no longer viable. As of December 31, 2021, we have approximately $7.6 million invested in seed capital with our research teams in new strategy concepts and expect to continue to deploy capital to support innovation in the future.
Client Experience
Our business is based on confidence and trust. We believe we must deliver a client experience that communicates clearly, is collaborative, and is accountable to clients. We view our clients as our partners, and we recognize that building successful client-partner relationships leads to a natural expansion of our business.
As of December 31, 2021, we have approximately 50 client-facing professionals, who are responsible for maintaining existing relationships and cultivating new business. Referrals are also a key source of new business, further highlighting the importance of our comprehensive client service and solutions. Our clients and client-facing professionals are supported by our client service and custody teams who provide ongoing administrative support and are an important component to maintaining relationships.
Our client-facing professionals focus on specific areas of expertise. Our Wealth Management group specializes in individuals and middle market relationships, including non-profits, small businesses, and other organizations, using a team-approach organized by region. In Asset Management, our Intermediary and Institutional teams cover wider territories and concentrate on larger institutions, consultants, and Taft-Hartley relationships, as well as third-party intermediaries.

Alongside these professionals, our Advisory Services team of internal subject-matter experts provide consultative advice tailored to individual client needs. For example, our experts have capabilities ranging from estate plan and trust review for families, retirement plan design analysis for employers, and donor relations and planned giving services for endowments and foundations.
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
In particular, our technological strategy is focused on using software-as-a-service solutions while retaining in-house capabilities as needed. We believe that by leveraging the robust expertise of external providers, we can improve the nimbleness and efficiency of our organization. This approach provides the most up-to-date technology enabling a superior client experience, improving the employee experience, and streamlining operational processes.
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

Structure
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts our organizational structure as of December 31, 2021. The Company completed the exchange of 1,562,959 Class A units held by M&N Group Holdings, LLC ("M&N Group Holdings") and 30,010 Class A units held by Manning & Napier Capital Company, LLC ("MNCC"), the entirety of its ownership in Manning & Napier Group, on June 30, 2021 through the issuance of 1,592,969 shares of Class A Common Stock of the Company. As a result, Manning & Napier acquired an equivalent number of Class A units of Manning & Napier Group and its ownership of Manning & Napier Group increased from approximately 89.0% to 97.7%. The diagram below depicts the Company's organizational structure as of December 31, 2021.

______________________
(1)The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").
As of December 31, 2021, we had 279 employees, 270 of which are full-time, most of whom are based in our Fairport, New York office. During the COVID-19 pandemic almost all of our employees have been working remotely.
Regulation
Our business is subject to extensive regulation in the United States at the federal level and, to a lesser extent, the state level and by self-regulatory organizations. We are also subject to regulations outside of the United States. Under certain of these laws and regulations, agencies that regulate our business have broad administrative powers, including the power to limit, restrict or prohibit regulated entities from carrying on business in the event that they fail to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures and fines.
SEC Regulation
MNA and Rainier are registered with the U.S. Securities and Exchange Commission, (the "SEC"), as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended, (the "Advisers Act"). The Manning & Napier Fund, Inc., (the "Fund"), which is managed by MNA except for the Rainier International Discovery Series, for which Rainier serves as the sub-advisor, is registered under the U.S. Investment Company Act of 1940, (the "1940 Act"). Additionally, Manning & Napier Investor Services, Inc. (“MNBD”), distributor for the Fund, is registered with the SEC, as a broker-dealer under the Exchange Act.
The Advisers Act, the 1940 Act and the Exchange Act, together with the SEC’s regulations and interpretations thereunder, impose substantive and material restrictions and requirements on the operations of advisers, mutual funds and broker-dealers. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, the 1940 Act, and the Exchange Act, ranging from fines and censures to termination of registration.

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
•use of soft dollars;
•execution of transactions; and
•recommendations to clients.
We manage accounts for a majority of our clients on a discretionary basis, which typically affords us the authority to buy and sell securities for each portfolio, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with designated trade executions, we receive soft dollar credits from broker-dealers, which effectively reduces certain of our expenses. We believe all of our soft dollar arrangements comply with the safe harbor provided by Section 28(e) of the Exchange Act. Constraints on our ability to use soft dollars as a result of statutory amendments or new regulations would increase our operating expenses and potentially hamper our investment process by limiting or eliminating access to vital research.
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
For the year ended December 31, 2021, 15% of our revenues were derived from our advisory services to investment companies registered under the 1940 Act, including 15% derived from our advisory services to the Fund. The 1940 Act imposes significant requirements and limitations on a registered fund, including with respect to its capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of the business and affairs and investment portfolios of the Fund and the investment portfolios of the funds we sub-advise, our own operations are subject to oversight and management by each fund’s board of directors. Under the 1940 Act, a majority of the directors must not be “interested persons” with respect to us (sometimes referred to as the “independent director” requirement). The responsibilities of the board include, among other things, approving our investment management agreement with the Fund; approving other service providers; determining the method of valuing assets; and monitoring transactions involving affiliates. Our investment management agreements with the Fund may be terminated by the funds on not more than 60 days’ notice, and are subject to annual renewal by the Fund board after their initial term.
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
MNBD as an SEC-registered broker-dealer and distributor for the Fund, is subject to SEC rules and regulations, including the Uniform Net Capital Rule, which requires MNBD to maintain a certain level of liquid assets. MNBD complied with its net capital requirements during the year ended December 31, 2021.

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
As of December 31, 2021, we had 279 employees, the majority of whom are based in Fairport, New York. Women represented 42% of our workforce, while people of color represented 10%. The Executive Committee that is responsible for day-to-day operations of the firm is comprised of 33% female members, while 22% are people of color. Increasing the diversity of our firm, its leadership and its board is a stated objective for our management team and the board.
We are committed to a workplace of belonging, and our Committee for Diversity and Inclusion is a critical component in setting a tone where diversity is embraced, celebrated and utilized to drive better decision making and outcomes for all stakeholders. Our long-term goal is to have a workforce and a leadership team whose makeup is similar to the demographics of our country and the communities in which we do business. This will take time, but we are committed to making consistent progress. To that end, we have established goals against which we can measure our progress, specifically that 20% of new employees hired annually will be racially or ethnically diverse, and 50% will be women.
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
Our compensation philosophy is designed to achieve alignment between our employees' interests and those of our clients and shareholders. Our investment professionals receive incentive compensation that is directly tied to the results they achieve for clients. While substantial outperformance allows our research personnel to earn more than their target bonuses, as they did in 2020, substantial underperformance yields a negative bonus that must be earned back in future years. Beginning in 2021, for our more highly compensated personnel, those making more than $150,000 in total compensation, a portion of their incentive compensation is deferred and invested in Manning & Napier mutual funds, ensuring that we are investing alongside our clients. We also award long term incentive compensation to about a third of our employees in the form of investments in Manning & Napier mutual funds that vest over 5 years. We utilize competitive benchmarking data to ensure that our compensation packages are fair and competitive.
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
We derive the majority of our revenue from investment management fees, typically calculated as a percentage of the market value of our AUM. As a result, our revenues are dependent on the value and composition of our AUM, all of which are subject to fluctuation due to many factors, including:
•Declines in prices of securities in our portfolios. The prices of the securities held in the portfolios we manage may decline due to any number of factors beyond our control, including, among others, the impacts of the novel coronavirus (COVID-19) pandemic on the companies whose securities are held in the portfolios we manage, political instability and uncertainty, including the Russian invasion of Ukraine, inflation, declining stock or commodities markets, changes in interest rates, a general economic downturn, U.S. and global export controls and sanctions, pandemics or other health crises, or acts of terrorism. The U.S. and global financial markets continue to be subject to uncertainty and instability. Such factors could cause an unusual degree of volatility and price declines for securities in the portfolios we manage;
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
The market disruption caused by COVID-19 may continue for as long or longer than the restrictions on in-person interactions imposed by federal, state and local governments. The acts of war in Ukraine and impact of sanctions on Russia and Russian companies may impact global markets and cause a decline in our AUM, which would result in lower investment management revenues. If this period of economic disruption and volatility continues or worsens, our AUM could be reduced, and if we are unable to reduce expenses, our net income will be reduced in the near term. Should the war in Ukraine and collateral effects of the COVID-19 pandemic continue for an extended period of time, our business, financial condition, results of operations and cash flows may likewise be materially adversely impacted for an extended period of time.
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
Our mutual fund and collective investment trust relationships may be terminated or not renewed for any number of reasons. Our investment management agreements with mutual funds, as required by law, are generally terminable by the funds’ board of directors or a vote of the majority of the funds’ outstanding voting securities on not more than 60 days’ written notice. After an initial term, each fund’s investment management agreement must be approved and renewed annually by such fund’s board, including by its independent members. Similarly, our investment management agreements with the collective investment trusts may be terminated at any time by Exeter Trust Company's board of directors, which includes independent members. As of December 31, 2021, mutual fund and collective investment trust relationships represent 28% of our AUM and 23% of our revenue for the year ended December 31, 2021.
To the extent that there is continued economic uncertainty, or significant volatility in the stock or bond markets, clients may withdraw their funds from our investment solutions. Regardless of the performance of our products, if similar products offered by competitors perform poorly, our clients could lose confidence in our products and withdraw their funds from our investment solutions. If a significant proportion of our clients withdraw their funds, our AUM and results of operations could be materially adversely impacted.
The decrease in revenues that could result from the termination of a material client relationship or group of client relationships could have an adverse effect on our business. During the fiscal year ended December 31, 2021, other than our relationship with the Fund, there were no customers that provided over 10 percent of our total revenue.
We may not realize the expected benefits from our operational improvement initiatives relating to our strategic review of our business.
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
Difficult market conditions, like those during the current COVID-19 pandemic and related to the Russian invasion of Ukraine, can adversely affect our strategies in many ways, including by negatively impacting their performance and reducing their ability to raise or deploy capital, which could materially reduce our revenues and adversely affect our business, financial condition or results of operations.
Significant disruptions and volatility in the global financial markets and economies, like the current conditions caused by the Russian invasion of Ukraine and the COVID-19 pandemic, could impair the investment performance of our strategies. Although we seek to generate consistent, positive, absolute returns across all market cycles, our strategies have been and may be materially affected by conditions in the global financial markets and economic conditions. The global market and economic climate may become increasingly uncertain due to numerous factors beyond our control, including but not limited to, the effectiveness and acceptance of vaccines to prevent COVID-19, impacts on business operations in the U.S. related to the COVID-19 pandemic, such as supply chain disruptions and inflation, concerns related to unpredictable global market and economic factors, uncertainty in U.S. federal fiscal, tax, trade or regulatory policy and the fiscal, tax, trade or regulatory policy of foreign governments, rising interest rates, inflation or deflation, the availability of credit, performance of financial markets, terrorism, natural or biological catastrophes, public health emergencies, or political uncertainty.
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

During the first quarter of 2020 when the COVID-19 pandemic began, there was a global market downturn which caused a decline in our AUM primarily due to market depreciation. While there has been significant market volatility since the COVID-19 pandemic began, our AUM as of December 31, 2021 has since increased by $5.5 billion since March 31, 2020, driven by market appreciation of approximately $8.0 billion. However, if conditions causing a widespread market downturn were to occur again, our business, financial condition, results of operations and cash flows may be materially adversely impacted for an extended period of time.
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
We depend on the skills, expertise and institutional knowledge of our key employees, including qualified investment and sales professionals and members of our senior management team, and our success depends on our ability to retain such key employees. Our investment professionals possess substantial experience in investing and have been primarily responsible for the historically attractive investment performance we have achieved. We particularly depend on our executive officers as well as senior members of our research department. We may not be able to recruit, retain and motivate the investment professionals necessary for our success given the extremely competitive market for these professionals over the last year, and we may experience upward pressure on compensation packages because of the competitive environment for talent. If we are unable to retain our current employees or to recruit talented professionals, we may lose expertise and institutional knowledge,which could adversely affect our business.
In addition, difficulty integrating new executives, or the loss of key individuals could limit our ability to successfully execute our business strategy and could have an adverse effect on our overall financial condition.
Competition for qualified investment, sales and top level management professionals is intense. Attracting qualified personnel, including top level management, may take time and we may fail to attract and retain qualified personnel including top level management in the future. Our ability to attract and retain our executive officers and other key employees will depend heavily on our business strategy, corporate culture and the amount and structure of compensation. We have historically utilized a compensation structure that uses a combination of cash and long-term incentives as appropriate. However, our compensation may not be effective to recruit and retain the personnel we need if our overall compensation packages are not competitive in the marketplace. Any cost-reduction initiative or adjustments or reductions to compensation could negatively impact our ability to retain key personnel, as could changes to our management structure, corporate culture and corporate governance arrangements.
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
As of December 31, 2021, approximately 21% of our AUM across all of our portfolios was invested in securities of non-U.S. companies. Fluctuations in foreign currency exchange rates could negatively affect the returns of our clients who are invested in these strategies. An increase in the value of the U.S. dollar relative to non-U.S. currencies is likely to result in a decrease in the U.S. dollar value of our AUM, which, in turn, could result in lower revenue since we report our financial results in U.S. dollars.
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
The historical returns of our portfolios and the ratings and rankings we or the mutual funds that we advise have earned in the past should not be considered indicative of the future results of these portfolios or of any other portfolios that we may develop in the future. The investment performance we achieve for our clients varies over time and the variance can be wide. The ratings and rankings we or the mutual funds we advise have earned are typically revised monthly. The historical performance and ratings and rankings included in this report are as of December 31, 2021 and for periods then ended except where otherwise stated. The performance we have achieved and the ratings and rankings earned at subsequent dates and for subsequent periods may be higher or lower and the difference could be material. Our portfolios’ returns have benefited during some periods from investment opportunities and positive economic and market conditions. In other periods, general economic and market conditions have negatively affected our portfolios’ returns. These negative conditions may occur again, and in the future we may not be able to identify and invest in profitable investment opportunities within our current or future portfolios.
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
Under the 1940 Act, each of the investment advisory agreements for SEC registered mutual funds that our affiliate, MNA, advises automatically terminates in the event of its assignment, as defined under the 1940 Act. If such an assignment were to occur, MNA could continue to act as adviser to any such fund only if that fund’s board of directors and stockholders approved a new investment advisory agreement, except in the case of certain of the funds that we sub-advise for which only board approval would be necessary. Under the Advisers Act each of the investment advisory agreements for the separate accounts we manage may not be assigned without the consent of the client. An assignment may occur under the 1940 Act and the Advisers Act if, among other things, MNA undergoes a change of control, such as in 2020, when we redeemed Class A Units of Manning & Napier Group, increasing our ownership of Manning & Napier Group from 19.5% to 88.2%. In certain other cases, the investment advisory agreements for the separate accounts we manage require the consent of the client for any assignment. If such an assignment occurs, we cannot be certain that MNA will be able to obtain the necessary approvals from the boards and stockholders of the mutual funds that it advises or the necessary consents from separate account clients.
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
Our success depends on our ability to maintain effective information technology systems, to enhance those systems to better support our business in an efficient and cost-effective manner and to develop new technologies and capabilities in pursuit of our long-term strategy. Some technology development initiatives, such as implementing portfolio accounting, performance, customer relationship management and order management applications as part of our business processes, are long-term in nature, may negatively impact our financial results as we invest in the initiatives, may cost more than anticipated to complete, or may not be completed. Additionally, our technology initiatives may be more costly or time-consuming than anticipated, may not deliver the expected benefits upon completion, and may need to be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we fail to maintain or enhance our existing information technology systems or if we were to experience failure in developing and implementing new technologies, our relationships, reputation, ability to do business with our clients and our competitive position may be adversely affected. We could also experience other adverse consequences, including additional costs or write-offs of capitalized costs, unfavorable underwriting and reserving decisions, internal control deficiencies, and information security breaches resulting in loss or inappropriate disclosure of data. We have been required to make significant capital expenditures to update our technology infrastructure, and we may incur the costs described above as we deploy this new technology.

Failure to implement effective information and cyber security policies, procedures and capabilities, or cybersecurity breaches of software applications and other technologies on which we rely, could disrupt operations and cause financial losses that could result in a decrease in earnings and reputational harm.
We are dependent on the effectiveness of our, and third party software vendors', information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients and employees as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting and unauthorized access to sensitive or confidential data is either prevented or detected on a timely basis. Nevertheless, all technology systems remain vulnerable to unauthorized access and may be corrupted by cyberattacks, computer viruses or other malicious software code, the nature of which threats are constantly evolving and becoming increasingly sophisticated. In addition, we are currently facing heightened operational risk, including heightened cybersecurity risk, because more of our employees are working remotely. Remote working environments may be less secure and more susceptible to cyber-attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.
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
Due to the market volatility and resulting earnings volatility stemming from the COVID-19 pandemic, the Board of Directors did not approve any cash dividends on our Class A common stock between April 2020 and June 2021, but resumed paying dividends in August 2021. Our board of directors has sole discretion over the amount or frequency of any dividends, and may discontinue the payment of dividends entirely. Because of our structure, we will be dependent upon the ability of our subsidiaries to generate earnings and cash flows and distribute them to us so that we may pay dividends, if declared by the board of directors, to our stockholders or to fund share repurchases. Manning & Napier Group’s ability to make distributions to its members, including us, in an amount sufficient for us to pay dividends, if any, will be subject to its and its subsidiaries’ operating results, cash requirements and financial condition, the applicable laws of the State of Delaware, which may limit the amount of funds available for distribution, and its compliance with covenants and financial ratios related to any indebtedness it may incur in the future. In addition, as described elsewhere, under the terms of its operating agreement, Manning & Napier

Group is obligated to make tax distributions to holders of its units, including us. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate the payment of dividends on our Class A common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our Class A common stock.
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
Our former employee owners indirectly hold a minority ownership interest of 2.3% in Manning & Napier Group. Any future purchases or exchanges of their units of Manning & Napier Group for cash or, at our election, shares of our Class A common stock may produce favorable tax attributes for us. When we acquire such units, both the existing basis and the anticipated basis adjustments may increase, for tax purposes, depreciation and amortization deductions allocable to us from Manning & Napier Group and therefore reduce the amount of income tax we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain, or increase loss, on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets.
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
We expect that the payments we will be required to make under the tax receivable agreement will be substantial. We have recorded the estimated impacts of the Tax Cuts and Jobs Act and the Coronavirus Aid, Relief, and Economic Security Act on the liability under the tax receivable agreement. Assuming no new material changes in the relevant tax law, the purchase or exchange of Class A units would result in depreciable or amortizable basis and that we earn sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we have recorded a deferred tax asset of $15.9 million as of December 31, 2021, which we expect will result in future reduction in tax payments for us. Under such scenario, and that we receive anticipated federal and various state tax refunds, we would be required to pay the holders of such Class A units 85% of such amount, or approximately $17.8 million. The actual amounts may materially differ from these estimated amounts, as potential future reductions in tax payments for us and tax receivable agreement payments by us will be calculated using the market value of our Class A common stock and the prevailing tax rates at the time of purchase or exchange and will be dependent on us generating sufficient future taxable income to realize the benefit. In general, increases in the market value of our shares or in prevailing tax rates will increase the amounts we pay under the tax receivable agreement.
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
The tax receivable agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control, or if, at any time, we elect an early termination of the tax receivable agreement, our obligations under the tax receivable agreement with respect to all Class A units of Manning & Napier Group, whether or not such units have been purchased or exchanged before or after such transaction, would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreement. As a result, (i) we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreement and (ii) if we elect to terminate the tax receivable agreement early, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits, which payment may be made significantly in advance of the actual realization of such future benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the tax receivable agreement. If we were to elect to terminate the tax receivable agreement immediately as of December 31, 2021, we estimate that we could be required to pay up to approximately $17.9 million in the aggregate, which assumes the exchange of 428,812 units of Manning & Napier Group held by those other than us under the tax receivable agreement.

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
•actual or anticipated variations in our quarterly operating results, including changes in our quarterly dividend;
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
•actual or anticipated poor performance in one or more of the portfolios we offer or in similar portfolios offered by our competitors;
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
If we fail to comply with our public company financial reporting and other regulatory obligations our business and stock price could be adversely affected.
As a public company, we are subject to the reporting requirements of the Exchange Act, have implemented specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange (“NYSE”).
Our management is required to conduct an annual assessment of the effectiveness of our internal controls over financial reporting and include a report on our internal controls in our annual reports on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We are also required to have our independent registered public accounting firm attest to and report on the effectiveness of our internal controls over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, market perception of our financial condition and the trading price of our stock may be adversely affected and customer perception of our business may suffer.
Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of the Company that our stockholders might consider to be in their best interests.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, could impede attempts by our stockholders to remove or replace our management and could discourage others from initiating a potential merger, takeover or other change of control transaction, including a potential transaction at a premium over the market price of our Class A common stock, that our stockholders might consider to be in their best interests. These provisions:
•authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of our Class A common stock;
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
We believe our properties are in good operating condition and adequately serve our current business operations. We also anticipate suitable additional or alternative space will be available at commercially reasonable terms to replace existing facilities at lease terminations to the extent necessary.
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
Holders
As of March 10, 2022 there were 25 holders of record of our Class A common stock. A substantial number of holders of our Class A common stock are held in “street name” and thereby held of record by depositories, banks, brokers, and other financial institutions.
Dividends
We have funded our historical quarterly cash dividends on our Class A common stock, and we believe any future dividends would be funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. Due to the market volatility and corresponding earnings volatility that could have occurred stemming from the COVID-19 pandemic, the Board of Directors did not approve any cash dividends on our Class A common stock after the dividend paid on May 1, 2020 until July 2021. Given the continued strength of our balance sheet, along with the renewed stability of our earnings, our Board of Directors reinstated the cash dividends on our Class A common stock in July 2021 while continuing our share repurchase program.
On July 20, 2021, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on August 16, 2021 to shareholders of record as of August 2, 2021.
On October 22, 2021, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on November 22, 2021 to shareholders of record as of November 8, 2021.
On March 2, 2022, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about March 30, 2022 to shareholders of record as of March 16, 2022.
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
On December 20, 2021, the Board of Directors approved a $2.0 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which approximately $0.1 million was paid to the noncontrolling members of Manning & Napier Group.
On March 2, 2022, the Company's Board of Directors approved a $2.0 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which less than $0.1 million was paid to the noncontrolling members of Manning & Napier Group.
The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 6.         [RESERVED]

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
Impact of COVID-19
We are continuing to address the challenges of COVID-19 by protecting the health and well-being of our employees, while servicing our clients remotely where possible, and leveraging technology to fully support our business needs in a primarily digital manner.
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
For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's financial statements, capital and liquidity, and business operations, see the "Risk Factors" section of this Annual Report on Form 10-K.
Market Developments
U.S. equities finished the year strongly, closing out the fourth quarter notably higher and again materially outperforming international peers. Both large-caps and growth-style equities outperformed small-caps and value-style equities, respectively, a continuation of a multi-year trend. Internationally, developed markets again outperformed emerging markets, and they finished the year having delivered significantly better results. Fixed income performance was flat as interest rates finished the quarter largely where they began. Credit spreads remain compressed, and the yield environment continues to be challenging.
Economic growth continues to sustain in a healthy manner despite a series of heightened challenges to start the year, including sharply higher inflation, the strong likelihood for substantial interest rate increases ahead, and a surge in geopolitical uncertainty. Business activity is still vibrant, and consumer spending remains robust. With that said, we believe pockets of systematic risk are beginning to build, and the economy has moved into a mid-to-later cycle phase. We expect this to continue through the rest of the cycle. Longer-term, we believe economic growth is likely to slow back toward lower, more sustainable levels.
Market valuations across equities and fixed income have held in place or mildly contracted throughout the year, giving fundamentals some opportunity to ‘grow into’ to what had been particularly elevated valuations. With that said, both remain historically elevated. Equity market valuations appear stretched by most metrics, and bond market spreads are still very compressed. Given our economic outlook, and considering the state of financial market valuations, we believe investors would be wise to have muted return expectations for the short- to intermediate-term.
Corporate Structure
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
Share Repurchase Program
On February 3, 2021, the Board of Directors approved a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. Given the strength of our balance sheet and cash position, the Company planned to use the approved share repurchase program to help offset dilution created from the awards issued under the Company’s long-term incentive plan to our employees during the first quarter of 2021. These equity awards were valued at approximately $6.0 million and will vest over the next 5 years. The authority to repurchase shares under this program expired on December 31, 2021. We funded the program through cash on hand and cash flow. During the twelve months ended December 31, 2021, we purchased a total of 749,005 Class A common shares using approximately $5.7 million in cash.

On February 6, 2022, the Board of Directors reauthorized a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. The authority to repurchase shares will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2022. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements. It is possible that no shares will be repurchased. The repurchase program may be modified, discontinued or suspended at any time. The Company currently intends to fund the program through cash on hand and future cash flow.
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

Assets Under Management
Our sales efforts distinctly separate the Wealth Management clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. The table below reflects the estimated composition of our assets under management as of December 31, 2021, by sales channel and investment portfolio:

	December 31, 2021
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$8,513.0	$1,023.3	$240.6	$9,776.9
Institutional and Intermediary	$6,561.1	$5,351.1	$853.5	$12,765.7
Total	$15,074.1	$6,374.4	$1,094.1	$22,542.6
Percentage of AUM
Wealth Management	37%	5%	1%	43%
Institutional and Intermediary	29%	24%	4%	57%
Total	66%	29%	5%	100%
Percentage of portfolio by channel
Wealth Management	56%	16%	22%	43%
Institutional and Intermediary	44%	84%	78%	57%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	88%	10%	2%	100%
Institutional and Intermediary	51%	42%	7%	100%
Our wealth management channel represented 43% of our total AUM as of December 31, 2021. Blended portfolios are the most significant portion of wealth management assets, representing 88%. Equity and fixed income portfolios represent 10% and 2% respectively, of wealth management AUM.
Our institutional and intermediary channel represented 57% of our total AUM as of December 31, 2021. Blended portfolios are also the largest portion of institutional and intermediary assets at 51% of AUM, followed by equity and fixed income portfolios at 42% and 7%, respectively.
As of December 31, 2021, blended portfolios account for 66% of our total AUM at $15.1 billion, an increase of $1.5 billion from blended portfolio AUM of $13.6 billion at December 31, 2020. Blended portfolio AUM is similar across both distribution channels, with 56% in wealth management and 44% in institutional and intermediary. Equity portfolios account for 29% of our total AUM, at $6.4 billion, an 15% increase from December 31, 2020, when equity portfolios were at $5.5 billion. Of equity portfolio AUM, 84% is in the institutional and intermediary channel, and 16% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.1 billion, an 8% increase from December 31, 2020, when fixed income portfolios were at $1.0 billion. Consistent with equity portfolio AUM, the majority of fixed income assets come through the institutional and intermediary channel at 78%, and 22% of fixed income AUM is in the wealth management channel.
During the twelve months ended December 31, 2021, our wealth management sales channel contributed 32% of our total gross client inflows, while our institutional and intermediary channel contributed 68%. Of the $2.7 billion in gross client inflows, blended asset portfolios represented 66%, while equity and fixed income portfolios represented 24% and 10%, respectively.
Results of Operations
Below is a discussion of our consolidated results of operations for the years ended December 31, 2021 and 2020.

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
Assets Under Management and Investment Performance
The following tables reflect the indicated components of our AUM for our sales channels for the years ended December 31, 2021 and 2020:

	Sales Channel (4)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in millions)
As of December 31, 2020	$8,906.4	$11,213.0	$20,119.4	44%	56%	100%
Gross client inflows (1)	876.3	1,835.3	2,711.6
Gross client outflows (1)	(1,133.5)	(2,201.2)	(3,334.7)
Market appreciation/(depreciation) & other (2)(3)	1,127.7	1,918.6	3,046.3
As of December 31, 2021	$9,776.9	$12,765.7	$22,542.6	43%	57%	100%
Average AUM for the period	$9,429.6	$12,293.8	$21,723.4

As of December 31, 2019	$8,716.4	$10,763.7	$19,480.1	45%	55%	100%
Gross client inflows (1)	936.7	1,483.7	2,420.4
Gross client outflows (1)	(1,473.8)	(3,267.0)	(4,740.8)
Market appreciation/(depreciation) & other (2)	727.1	2,232.6	2,959.7
As of December 31, 2020	$8,906.4	$11,213.0	$20,119.4	44%	56%	100%
Average AUM for the period	$8,392.3	$10,565.8	$18,958.1
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $62.5 million in our wealth management channel and $367.4 million in our institutional and intermediary channel. These amounts are included above in market appreciation (depreciation) and other for the twelve months ended December 31, 2021.

(4)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

The following tables reflect the indicated components of our AUM for our portfolios for the years ended December 31, 2021 and 2020:

	Portfolio
	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
	(in millions)
As of December 31, 2020	$13,558.8	$5,545.3	$1,015.3	$20,119.4	67%	28%	5%	100%
Gross client inflows (1)	1,805.2	644.2	262.2	2,711.6
Gross client outflows (1)	(2,177.9)	(949.7)	(207.1)	(3,334.7)
Market appreciation/(depreciation) & other (2)(3)	1,888.0	1,134.6	23.7	3,046.3
As of December 31, 2021	$15,074.1	$6,374.4	$1,094.1	$22,542.6	67%	28%	5%	100%
Average AUM for period	$14,518.8	$6,147.9	$1,056.7	$21,723.4

As of December 31, 2019	$13,473.3	$4,988.8	$1,018.0	$19,480.1	69%	26%	5%	100%
Gross client inflows (1)	1,633.8	639.8	146.8	2,420.4
Gross client outflows (1)	(3,581.8)	(951.6)	(207.4)	(4,740.8)
Market appreciation/(depreciation) & other (2)	2,033.5	868.3	57.9	2,959.7
As of December 31, 2020	$13,558.8	$5,545.3	$1,015.3	$20,119.4	67%	28%	5%	100%
Average AUM for period	$13,177.6	$4,769.1	$1,011.4	$18,958.1
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020. These amounts are included above in market appreciation (depreciation) and other for the twelve months ended December 31, 2021.

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
We serve as the investment adviser for the Fund, Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds designed to meet the needs of a range of institutional and other investors. The collective investment trusts are for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $6.2 billion, or 28%, of our AUM as of December 31, 2021. We also serve as the investment advisor to all of our separately managed accounts, managing $16.3 billion, or 72% of our AUM as of December 31, 2021, including assets managed as a sub-advisor to pooled investment vehicles. For the years ended December 31, 2021 and 2020, our revenue earned from clients located in the United States was 98% and 98%, respectively.
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
•Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals, compensation issued under our long-term incentive plan as well as equity compensation. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets and variations in the level of our AUM and revenues. These costs are also impacted by the number of awards granted under our equity plan and the amount of deferred cash awards granted under our long-term incentive plan, including the appreciation or depreciation of the mutual funds the awards are invested in. Incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over historical time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary, in part, based on absolute and relative investment performance.
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
Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 97.7% in Manning & Napier Group as of December 31, 2021, and as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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

The table below summarizes the approximate amount of AUM for the periods indicated for which fair value is measured based on Level 1, Level 2 and Level 3:

	Level 1	Level 2	Level 3	Total
	(in millions)
December 31, 2021 AUM	$14,059	$8,483	$—	$22,542
December 31, 2020 AUM	$12,578	$7,541	$—	$20,119
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
As of December 31, 2021, Manning & Napier holds an economic interest of approximately 97.7% in Manning & Napier Group, and as managing member controls all of the business and affairs of Manning & Napier Group. As a result, we consolidate the financial results of Manning & Napier Group and record a noncontrolling interest on our consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings.
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
The annual test of goodwill indicated that there were no facts or circumstances occurring in 2021 suggesting possible impairment. The impairment tests included certain underlying key assumptions regarding future overall market trends and our operating performance. If actual future market results and our operating performance vary unfavorably to those included in our financial forecast, we may be subject to impairment charges related to its goodwill.
Income Tax Provision
Management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that might be required against deferred tax assets. As of December 31, 2021, we have not recorded a valuation allowance on deferred tax assets. In the event that sufficient taxable income does not result in future years, among other things, a valuation allowance for certain of our deferred tax assets may be required. Because the determination of our annual income tax provision is subject to judgments and estimates, it is likely that the actual results will vary from those recorded in our financial statements. Hence, we recognize additions to and reductions in income tax expense during a reporting period that pertains to prior period provisions as our estimated liabilities are revised and our actual tax returns and tax audits are completed.
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
At December 31, 2021, we have recorded a total liability of $17.8 million, representing the payments due to the selling unit holders under the TRA. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The actual amount and timing of any payments may vary from this estimate due to a number of factors, including a material change in the relevant tax law or our failure to earn sufficient taxable income to realize all estimated tax benefits. The expected payment obligation assumes no additional uncertain tax positions that would impact the TRAs.
Recent Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies - Recent accounting pronouncements," included in Item 8 of Part II of this Annual Report.
Summary of Presentation Changes
Beginning with the year ended December 31, 2021, the Company revised its presentation of investment management revenue within its consolidated statements of operations. Investment management revenue, previously presented by sales channel, is now presented in the aggregate as "investment management fees". Amounts for the comparative prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income and do not represent a restatement of any previously published financial results.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Assets Under Management
The following table reflects changes in our AUM for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Period-to-Period
	2021	2020	$	%
	(in millions)
Wealth Management (4)
Beginning assets under management	$8,906.4	$8,716.4	$190.0	2%
Gross client inflows (1)	876.3	936.7	(60.4)	(6)%
Gross client outflows (1)	(1,133.5)	(1,473.8)	340.3	(23)%
Market appreciation (depreciation) & other (2) (3)	1,127.7	727.1	400.6	55%
Ending assets under management	$9,776.9	$8,906.4	$870.5	10%
Average AUM for period	$9,429.6	$8,392.3
Institutional and Intermediary (3)
Beginning assets under management	$11,213.0	$10,763.7	$449.3	4%
Gross client inflows (1)	1,835.3	1,483.7	351.6	24%
Gross client outflows (1)	(2,201.2)	(3,267.0)	1,065.8	(33)%
Market appreciation (depreciation) & other (2) (3)	1,918.6	2,232.6	(314.0)	(14)%
Ending assets under management	$12,765.7	$11,213.0	$1,552.7	14%
Average AUM for period	$12,293.8	$10,565.8
Total assets under management
Beginning assets under management	$20,119.4	$19,480.1	$639.3	3%
Gross client inflows (1)	2,711.6	2,420.4	291.2	12%
Gross client outflows (1)	(3,334.7)	(4,740.8)	1,406.1	(30)%
Market appreciation (depreciation) & other (2) (3)	3,046.3	2,959.7	86.6	3%
Ending assets under management	$22,542.6	$20,119.4	$2,423.2	12%
Average AUM for period	$21,723.4	$18,958.1
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on AUM, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $62.5 million in our wealth management channel and $367.4 million in our institutional and intermediary channel. These amounts are included above in market appreciation (depreciation) and other for the twelve months ended December 31, 2021.
(4)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

The total AUM increase of $2.4 billion, or 12%, to $22.5 billion at December 31, 2021 from $20.1 billion at December 31, 2020 was attributable to $3.0 billion of market appreciation, partially offset by net client outflows of $0.6 billion and other changes. Net client outflows consisted of approximately $0.3 billion of net outflows from the wealth management channel and $0.4 billion from the institutional and intermediary channel. The blended investment appreciation was 12.7% in wealth management and 17.1% in institutional and intermediary. By portfolio, our $2.4 billion AUM increase was derived from increases of $0.8 billion, or 15%, in our equity portfolio, $1.5 billion, or 11%, in our blended asset portfolio and $78.8 million, or 8%, in our fixed income portfolio.
We have experienced a decrease in the overall rate of outflows with gross outflows of approximately $3.3 billion during the twelve months ended December 31, 2021, a 30% improvement from the same period through December 31, 2020. Gross client inflows were approximately $2.7 billion during the twelve months ended December 31, 2021, a 12% increase compared to the same period in 2020. We believe that by demonstrating stability in client AUM and in our organization, along with continuing to improve long-term track records and modernizing our platform, we will provide a foundation from which we can grow.
The composition of our AUM was 43% in wealth management and 57% in institutional and intermediary as of December 31, 2021, a slight shift from 44% in wealth management and 56% in institutional and intermediary at December 31, 2020. The composition of our AUM across portfolios at December 31, 2021 was 67% in blended assets, 28% in equity, and 5% in fixed income, consistent with December 31, 2020.
With regard to our wealth management channel, gross client inflows of $0.9 billion were offset by approximately $1.1 billion of gross client outflows during the year ended December 31, 2021. The $0.9 billion of gross client inflows included $0.8 billion into our blended asset portfolios, $0.1 billion into our equity portfolios and less than $0.1 billion into our fixed income portfolios. Our blended asset and equity portfolios experienced gross client outflows of approximately $1 billion and $0.1 billion, respectively, with the remainder in outflows coming from fixed income.
Net client outflows of $0.4 billion from our institutional and intermediary channel included gross client inflows of $1.8 billion offset by gross client outflows of $2.2 billion during the year ended December 31, 2021. Gross client inflows included $1.0 billion, or 57% into our blended asset portfolios, $0.6 billion or 30% into equity and $0.2 billion or 13% into fixed income during the year ended December 31, 2021. With regard to institutional and intermediary client outflows, $1.2 billion, or 55%, were from blended asset portfolios, $0.8 billion, or 38%, were from our equity and $0.2 billion, or 7%, was from our fixed income during the twelve months ended December 31, 2021.

The following table sets forth our results of operations and other data for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Period-to-Period
	2021	2020	$	%
	(in thousands, except share data)
Revenues
Investment management fees	$126,353	$108,503	$17,850	16%
Distribution and shareholder servicing	8,917	9,274	(357)	(4)%
Custodial services	6,860	6,217	643	10%
Other revenue	3,451	3,040	411	14%
Total revenue	145,581	127,034	18,547	15%

Expenses
Compensation and related costs	73,889	74,397	(508)	(1)%
Distribution, servicing and custody expenses	9,818	10,239	(421)	(4)%
Other operating costs	29,348	28,586	762	3%
Total operating expenses	113,055	113,222	(167)	—%
Operating income	32,526	13,812	18,714	135%
Non-operating income (loss)
Non-operating income (loss), net	578	8	570	7,125%
Income before provision (benefit from) for income taxes	33,104	13,820	19,284	140%
Provision for (benefit from) income taxes	6,032	(106)	6,138	(5,791)%
Net income attributable to controlling and noncontrolling interests	27,072	13,926	13,146	94%
Less: net income attributable to noncontrolling interests	1,967	3,922	(1,955)	(50)%
Net income attributable to Manning & Napier, Inc.	$25,105	$10,004	$15,101	151%
Per Share Data
Net income per share available to Class A common stock
Basic	$1.41	$0.61
Diluted	$1.19	$0.29
Weighted average shares of Class A common stock outstanding
Basic	17,752,854	16,147,469
Diluted	21,072,140	41,611,219
Cash dividends declared per share of Class A common stock	$0.10	$0.02

Other financial and operating data
Economic income (1)	$35,942	$16,659	$19,283	116%
Economic net income (1)	$28,933	$14,449	$14,484	100%
Economic net income per adjusted share (1)	$1.24	$0.33
Weighted average adjusted Class A common stock outstanding (1)	23,247,330	43,376,345
________________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including these non-GAAP measures in this report and for a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.

Revenues
Our total investment management fee revenue increased by $17.9 million, or 16%, to $126.4 million for the twelve months ended December 31, 2021 from $108.5 million for the twelve months ended December 31, 2020. This increase was driven primarily by a 15% increase in our average AUM to $21.7 billion for the twelve months ended December 31, 2021 from $19.0 billion for the twelve months ended December 31, 2020. Investment management fee revenue and AUM increased year over year within each of our sales channels as discussed below.
For our wealth management sales channel, investment management fee revenue increased by $8.2 million, or 15%, to $64.5 million for the twelve months ended December 31, 2021 from $56.3 million for the twelve months ended December 31, 2020. This increase was driven primarily by a $1.0 billion, or 12% increase in our average wealth management AUM for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020. As of December 31, 2021, the concentration of investments in our wealth management channel assets was 88% blended assets, 10% equity and 2% fixed income, compared to 87% blended assets, 10% equity and 3% fixed income as of December 31, 2020.
For our institutional and intermediary sales channel, investment management fee revenue increased by $9.7 million, or 19%, to $61.8 million for the twelve months ended December 31, 2021 from $52.2 million for the twelve months ended December 31, 2020. This increase was driven primarily by a $1.7 billion, or 16%, increase in our average institutional and intermediary AUM for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020. As of December 31, 2021, the concentration of investments in our institutional and intermediary channel was 51% blended assets, 42% equity and 7% fixed income, compared to 52% blended assets, 41% equity and 7% fixed income as of December 31, 2020.
Distribution and shareholder servicing revenue decreased by $0.4 million, or 4%, to $8.9 million for the twelve months ended December 31, 2021 from $9.3 million for the twelve months ended December 31, 2020. This decrease was driven primarily by a change in business mix within our mutual funds.
Custodial services revenue increased by $0.6 million, or 10%, to $6.9 million for the twelve months ended December 31, 2021 from $6.2 million for the twelve months ended December 31, 2020. The increase primarily relates to increases in our collective investment trust AUM.
Operating Expenses
Our operating expenses decreased by $0.2 million to $113.1 million for the twelve months ended December 31, 2021 from $113.2 million for the twelve months ended December 31, 2020.
Compensation and related costs decreased by $0.5 million, or 1%, to $73.9 million for the twelve months ended December 31, 2021 from $74.4 million for the twelve months ended December 31, 2020. This change was driven by the impacts from the newly implemented deferred compensation plan in 2021 whereby a fraction of incentive compensation for our most highly compensated employees will be invested in our investment products and vested over a multi-year period. This decrease was partially offset by higher incentive compensation accruals based on increases in both sales and year to date performance in 2021. When considered as a percentage of revenue, compensation and related costs was 51% for the twelve months ended December 31, 2021 and 59% for the twelve months ended December 31, 2020.
Distribution, servicing and custody expenses decreased by $0.4 million, or 4%, to $9.8 million for the twelve months ended December 31, 2021 from $10.2 million for the twelve months ended December 31, 2020. The expense decreased despite an 8% increase in mutual fund and collective investment trust average AUM for the twelve months ended December 31, 2021 compared to the twelve months ended December 31, 2020. AUM increases were concentrated in fund share classes where the company does not incur distribution and servicing fees. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.17% for the twelve months ended December 31, 2021, compared to 0.19% for the twelve months ended December 31, 2020.
Other operating costs increased by $0.8 million to $29.3 million for the twelve months ended December 31, 2021 from $28.6 million for the twelve months ended December 31, 2020. The change in the twelve months ended December 31, 2021 compared to 2020 is driven primarily by increased professional fees and other costs incurred to support our digital transformation coupled with the recognition of a $1.2 million gain during 2020, which offset other operating costs, related to the reimbursement of prior expenses paid on behalf of our affiliated mutual funds and collective investment trusts ("the Funds and CITs") upon the settlement of the Funds and CITs claim against a third party. This increase was partially offset by an impairment loss of long-lived assets of approximately $0.7 million recognized in the twelve months ended December 31, 2020 resulting from a downturn in the commercial real estate market during 2020. As a percentage of revenue, other operating costs for the twelve months ended December 31, 2021 was 20% compared to 23% for twelve months ended December 31, 2020.

Non-Operating Income (Loss)
Non-operating income for the year ended December 31, 2021 was $0.6 million, an increase of $0.6 million, from non-operating income of less than $0.1 million for the year ended December 31, 2020. The following table reflects the components of non-operating income (loss) for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Period-to-Period
	2021	2020	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(23)	$(11)	$(12)	(109)%
Interest and dividend income (1)	401	934	(533)	(57)%
Change in liability under tax receivable agreement (2)	(620)	(1,803)	1,183	66%
Net gains (losses) on investments (3)	820	888	(68)	(8)%
Total non-operating income (loss)	$578	$8	$570	7,125%
__________________________
(1)The decrease in interest and dividend income for the twelve months ended December 31, 2021 compared to 2020 is attributable to a decrease in investments, including U.S. Treasury notes and bills, corporate bonds and other short-term investments to optimize cash management opportunities, coupled with a decrease in interest rates.
(2)The change in the liability under the tax receivable agreement for the twelve months ended December 31, 2021 is driven by an increase in the Company's expected tax benefits under the tax receivable agreement with the other holders of units of Manning & Napier Group and the corresponding changes in the payment of such benefits. The change during the twelve months ended December 31, 2020 is driven by the tax benefits realized with the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") on March 27, 2020.
(3)The amount of net gain on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

Provision for (Benefit from) Income Taxes
Our provision for income taxes was $6.0 million for the twelve months ended December 31, 2021, compared to a benefit of $0.1 million for the twelve months ended December 31, 2020. The expense increase is attributed primarily to an increase in income before provision for incomes taxes, coupled with the 2020 enactment of the CARES Act which includes, among other things, the elimination of certain restrictions on recognizing net operating losses. As a result, during the twelve months ended December 31, 2020, we recognized an income tax benefit of $1.9 million related to the favorable rate applied to our net operating losses. Further, for the twelve months ended December 31, 2021, a higher portion of Manning & Napier Group's earnings is subject to taxation at the C-Corporation level when compared to the same period in 2020. Manning & Napier Inc.'s weighted ownership of Manning & Napier Group was 94.1% for the twelve months ended December 31, 2021, compared to 72.6% during the same period of 2020. This increase is primarily the result of the annual exchange process between the Company and the holders of its non-controlling interests. In addition, during the twelve months ended December 31, 2021, we reached a settlement with a certain state related to our 2016, 2017 and 2018 corporate income tax returns. As a result, we recognized approximately $0.3 million within the provision for income taxes during the twelve months ended December 31, 2021.
Supplemental Non-GAAP Financial Information
To provide investors with greater insight into operating results, promote transparency, facilitate comparison of period-to-period results, and to allow a more comprehensive understanding of information used by management in its financial and operational decision-making, we supplement our consolidated statements of operations presented on a GAAP basis with non-GAAP financial measures of earnings. We use economic income, economic net income and economic net income per adjusted share as financial measures to evaluate the profitability and efficiency of our business as a whole in the ordinary, ongoing and customary course of its operations. Economic income, economic net income and economic net income per adjusted share are not presented in accordance with GAAP.
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
Economic net income is a non-GAAP measure of after-tax operating performance for the controlling and non-controlling interests of Manning & Napier Group and equals the Company’s income before provision for (benefit from) income taxes less adjusted income taxes. Adjusted income taxes are estimated assuming the exchange of all outstanding units of Manning & Napier Group into Class A common stock on a one-to-one basis. Therefore, all income of Manning & Napier Group allocated to the units of Manning & Napier Group is treated as if it were allocated to Manning & Napier and represents an estimate of income tax expense at an effective rate of 19.5% and 13.3% for the twelve months ended December 31, 2021 and 2020, respectively, reflecting assumed federal, state and local income taxes.
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
The following table sets forth, for the periods indicated, our other financial and operating data:

	Year Ended December 31,
	2021	2020
	(in thousands, except share data)
Economic income (Non-GAAP)	$35,942	$16,659
Economic net income (Non-GAAP)	$28,933	$14,449
Economic net income per adjusted share (Non-GAAP)	$1.24	$0.33
Weighted average adjusted Class A common stock outstanding (Non-GAAP)	23,247,330	43,376,345

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Year Ended December 31,
	2021	2020
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$25,105	$10,004
Add back: Net income attributable to noncontrolling interests	1,967	3,922
Add back: Provision for (benefit from) income taxes	6,032	(106)
Income before provision for (benefit from) income taxes	33,104	13,820
Add back: strategic restructuring and transaction costs, net (1)	2,838	2,839
Economic income (Non-GAAP)	35,942	16,659
Adjusted income taxes (Non-GAAP)	7,009	2,210
Economic net income (Non-GAAP)	$28,933	$14,449

Weighted average shares of Class A common stock outstanding - Basic	17,752,854	16,147,469
Assumed vesting, conversion or exchange of:
Weighted average Manning & Napier Group units outstanding (noncontrolling interest)	1,214,386	23,501,636
Weighted average unvested restricted stock units and stock awards	3,840,377	3,348,864
Weighted average vested stock options	439,713	378,376
Weighted average adjusted shares (Non-GAAP)	23,247,330	43,376,345

Economic net income per adjusted share (Non-GAAP)	$1.24	$0.33
__________________________

(1) Strategic restructuring and transaction costs, net, are included in the following financial statement line items of our consolidated statements of operations:

	Year Ended December 31,
	2021	2020
	(in thousands)
Compensation and related costs	$1,403	$1,403
Other operating costs	1,435	1,436
Total strategic restructuring and transaction costs	$2,838	$2,839

Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations and cash and cash equivalents on hand. Our financial condition at December 31, 2021 was highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investment securities held by us for the purpose of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$73,489	$57,635
Accounts receivable	$13,851	$11,915
Investment securities	$24,608	$23,497
Amounts payable under tax receivable agreement (1)	$17,772	$18,979
__________________________
(1)In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of December 31, 2021 and December 31, 2020, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.
We have no material assets other than our ownership of Class A units of Manning & Napier Group and, accordingly, will depend on distributions from Manning & Napier Group to pay taxes and operating expenses, as well as any dividends we may pay. As managing member of Manning & Napier Group, we will determine the timing and amount of any distributions to be paid to its members. We intend to cause Manning & Napier Group to distribute cash to its members, including us, in an amount sufficient to cover taxes and operating expenses, including dividends, if any, declared by us. If we do cause Manning & Napier Group to make such distributions, Manning & Napier Group Holdings, LLC ("M&N Group Holdings"), the only other holder of units of Manning & Napier Group not held by Manning & Napier, Inc., will be entitled to receive equivalent distributions on a pari-passu basis.
In determining the sufficiency of liquidity and capital resources to fund our business, we regularly monitor our liquidity position, including among other things, cash, working capital, long-term liabilities, lease commitments and operating company distributions.
On February 3, 2021, the Board of Directors approved a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. Given the strength of our balance sheet and cash position, the Company intended to use the approved share repurchase program to help offset dilution created from the awards issued under the Company’s long-term incentive plan to our employees during the first quarter of 2021. These equity awards were valued at approximately $6.0 million and will vest over 5 years from the date of grant. The authority to repurchase shares under this program expired on December 31, 2021. We funded the program through cash on hand and cash flow. During the twelve months ended December 31, 2021, Manning & Napier Inc. purchased a total of 749,005 Class A common shares using approximately $5.7 million in cash.
On February 6, 2022, the Board of Directors reauthorized a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. The authority to repurchase shares will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2022. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements. It is possible that no shares will be repurchased. The repurchase program may be modified, discontinued or suspended at any time. The Company currently intends to fund the program through cash on hand and future cash flow.
Given the continued strength of our balance sheet during the six months ended June 30, 2021, along with the renewed stability of our earnings, our Board of Directors reinstated the cash dividends on our Class A common stock while continuing our share repurchase program. As such, on July 20, 2021, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on August 16, 2021 to shareholders of record as of August 2, 2021. On October 22, 2021, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on November 22, 2022 to shareholders of record as of November 8, 2022. On March 2, 2022, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about March 30, 2022 to shareholders of record as of March 16, 2022. These cash dividends on our Class A common stock were, and any future dividends would be, funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations.
The Company is nearing the completion of the 2022 exchange period whereby 428,812 eligible Class A units of Manning & Napier Group held by M&N Group Holdings may be tendered for redemption or exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units tendered multiplied by the 15 day average closing price of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis for each unit tendered.
With approximately $98.1 million in cash and investment securities on hand as of December 31, 2021, we expect that we have sufficient liquidity available to meet our needs for the foreseeable future. We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements.
Cash Flows
The following table sets forth our cash flows for the twelve months ended December 31, 2021 and 2020. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, changes in the liability under the TRA, deferred income taxes and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, purchases of treasury stock, dividends paid on our Class A common stock, payment of shares withheld to satisfy withholding requirements and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$31,327	$17,613
Net cash (used in) provided by investing activities	(762)	67,357
Net cash used in financing activities	(14,711)	(94,423)
Net change in cash flows	$15,854	$(9,453)
Operating Activities
Operating activities provided $31.3 million and $17.6 million of net cash for the twelve months ended December 31, 2021 and 2020, respectively. This overall $13.7 million increase in net cash provided by operating activities for the twelve months ended December 31, 2021 compared to 2020 was attributed to an increase in net income after adjustment for non-cash items of approximately $15.9 million during the twelve months ended December 31, 2021 compared to the same period of 2020. The increase in net income after adjustment for non-cash items of $36.5 million during the twelve months ended December 31, 2021 compared to $20.7 million during the same period in 2020 was driven by higher revenues resulting from an increase in our average AUM. This increase in net cash was partially offset by changes in operating assets and operating liabilities of approximately $2.1 million, driven by the timing and amount of payments of accrued incentive compensation and an increase in payments pursuant to the TRA with approximately $3.5 million and $0.3 million paid during the twelve months ended December 31, 2021 and 2020, respectively.
Investing Activities
Investing activities used $0.8 million and provided $67.4 million of net cash for the twelve months ended December 31, 2021 and 2020, respectively. This change was driven by a decrease in cash from investing activities of $68.0 million due to our funding of and timing of activity within our investment securities. During the twelve months ended December 31, 2021, we received approximately $0.4 million, net, from the purchase, sale and maturity of investment securities compared to receiving $67.6 million in the same period of 2020, primarily related to the sale of investment securities in order help fund the redemption of Class A units during the six months ended June 30, 2020. We used approximately $0.4 million and $0.2 million of cash for the purchases of property and equipment during the twelve months ended December 31, 2021 and 2020, respectively.
Financing Activities
Financing activities used $14.7 million and $94.4 million of net cash for the twelve months ended December 31, 2021 and 2020, respectively. This overall $79.7 million decrease in net cash used in financing activities was primarily the result of cash used for the redemption of Class A units of Manning & Napier Group pursuant to the annual exchange process, existing since the time of our IPO, of $90.8 million in 2020, whereas the Company settled the exchange in 2021 utilizing 1,592,969 Class A common shares of the Company. This decrease in cash used was partially offset by an increase in cash used for the payment of shares withheld to satisfy withholding requirements in connection with the vesting of restricted stock units and exercise of stock options and the purchase of treasury shares during the twelve months ended December 31, 2021. The increase in cash used for the payment of shares withheld to satisfy withholding requirements on equity awards of $4.1 million compared to 2020 is attributed to the timing and amount of stock options exercised during the twelve months ended December 31, 2021. In addition, during the twelve months ended December 31, 2021 we used cash of $5.7 million for the purchase of treasury shares under the 2021 share repurchase program. We used cash of approximately $1.8 million and $0.6 million during the twelve months ended December 31, 2021 and 2020, respectively, for dividends paid on Class A common stock.
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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of our principal executive officer and our principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on the assessment using those criteria, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2 of this Annual Report, which expresses an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2021.
Item 9B.     Other Information.
None.
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this item will be in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed within 120 days of the end of our fiscal year ended December 31, 2021 (our “Proxy Statement”) and is incorporated herein by reference.

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

Item 14.     Principal Accounting Fees and Services
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Rochester, NY, Auditor Firm ID: 238.
Information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.     Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements
(i)Consolidated Statements of Financial Condition as of December 31, 2021 and 2020
(ii)Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
(iii)Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
(iv)Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020
(v)Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
(vi)Notes to Consolidated Financial Statements

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

3.2
Amended and Restated Bylaws of Manning & Napier, Inc. are incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2020.

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

10.10*
Form of Restricted Stock Award Agreement, as amended January 13, 2021, under the Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities Exchange Commission on March 17, 2021.

10.11*
Manning & Napier 2018 Long-Term Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities Exchange Commission on March 27, 2019.

10.12*	Form of LTIP Award Agreement under the Manning & Napier 2018 Long-Term Incentive Plan - Manning & Napier Fund, Inc. Investment.
10.13*	Form of LTIP Award Agreement under the Manning & Napier 2018 Long-Term Incentive Plan - Deferred Incentive Compensation Program.
10.14*
Form of Stock Option Agreement under the Manning & Napier, Inc. 2011 Equity Compensation Plan is incorporated herein by reference to Exhibit 10.8 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 23, 2011.

10.15
Form of Indemnification Agreement is incorporated herein by reference to Exhibit 10.13 to Amendment No. 2 of the Registration Statement on Form S-1 (File No. 333-175309) of the Company, filed with the Securities and Exchange Commission on September 26, 2011.

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

10.21
Amendment to Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC is incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.22
Amendment to Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC is incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 16, 2015.

10.23
Purchase Agreement, dated June 28, 2019, by and between Manning & Napier Group, LLC, Manning Partners, LLC and Perspective Partners, LLC is incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 13, 2019.

10.24
Third Amendment to the Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC dated as of March 3, 2020 by and among the Members of M&N Group Holdings, LLC is incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 15, 2020.

10.25	Fourth Amendment to the Amended and Restated Limited Liability Company Agreement of M&N Group Holdings, LLC dated as of January 1, 2021, by and among the Members of M&N Group Holdings, LLC.
10.26
Second Amendment to Amended and Restated Limited Liability Company Agreement of Manning & Napier Group, LLC dated as of March 3, 2020 by and among the members of Manning & Napier Group, LLC is incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 15, 2020.

10.27*
First Amendment to Employment Agreement of Marc Mayer, effective December 31, 2020, is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities Exchange Commission on January 7, 2021.

10.28
Share Redemption and Exchange Agreement by and among Manning & Napier, Inc., M&N Group Holdings, LLC and Manning & Napier Group, LLC, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2021.

10.29
Share Redemption and Exchange Agreement between M&N Group Holdings, LLC and MNA Advisors, Inc., dated June 30, 2021, is incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2021.

10.30
Share Redemption and Exchange Agreement by and among Manning & Napier, Inc., Manning & Napier Group, LLC and Manning & Napier Capital Company, LLC, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2021.

10.31
Form of Share Redemption and Exchange Agreement between Manning & Napier Capital Company, LLC and unitholders of Manning & Napier Capital Company, LLC, dated June 30, 2021, is incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 6, 2021.

10.32
Substitution and Assumption Agreement and Release between Manning & Napier, Inc., M&N Group Holdings, LLC, MNA Advisors, Inc., Manning & Napier Capital Company, LLC, and each of the other parties thereto, dated as of December 31, 2021.

10.33	Form of Joinder Agreement
21.1	Subsidiaries of Manning & Napier, Inc.
23.1	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Materials from the Manning & Napier, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL); (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (included in Exhibit 101)
 __________________________
* Management contract or compensatory plan or arrangement

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 15, 2022

MANNING & NAPIER, INC.

By:	/s/ Marc Mayer
	Name:	Marc Mayer
	Title:	Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Capacity	Date
/s/ Marc Mayer	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2022
Marc Mayer	(principal executive officer)

/s/ Paul J. Battaglia	Chief Financial Officer	March 15, 2022
Paul J. Battaglia	(principal financial and accounting officer)

/s/ Richard Goldberg	Director	March 15, 2022
Richard Goldberg

/s/ Barbara Goodstein	Director	March 15, 2022
Barbara Goodstein

/s/ Lofton Holder	Director	March 15, 2022
Lofton Holder

/s/ Kenneth Marvald	Director	March 15, 2022
Kenneth Marvald

/s/ Edward J. Pettinella	Director	March 15, 2022
Edward J. Pettinella

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Manning & Napier, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Manning & Napier, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Deferred Tax Assets and Amounts Payable Under the Tax Receivable Agreement

As described in Notes 2 and 15 to the consolidated financial statements, the Company has recorded a deferred tax asset (“DTA”) balance of $15.9 million as of December 31, 2021 while the amount payable to selling unit holders under the tax receivable agreement (“TRA”) was $17.8 million. DTAs are recognized by management for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets. As disclosed by management, in connection with the Company’s initial public offering ("IPO"), the TRA was entered into between Manning & Napier and the holders of Manning & Napier Group, pursuant to which Manning & Napier is required to pay to such holders 85% of the applicable cash savings, if any, in U.S. federal, state, local and foreign income tax that Manning & Napier actually realizes, or is deemed to realize in certain circumstances, as a result of (i) certain tax attributes of their units sold to Manning & Napier or exchanged (for shares of Class A common stock) and that are created as a result of the sales or exchanges and payments under the TRA and (ii) tax benefits related to imputed interest. Under the TRA, Manning & Napier generally will retain the benefit of the remaining 15% of the applicable tax savings. There is a possibility that not all of the 85% of the applicable cash savings will be paid to the selling or exchanging holder of Class A units. If it is determined that all or a portion of such applicable tax savings is in doubt, payment to such holders of Class A units will be the amount attributable to the portion of the applicable tax savings that are determined not to be in doubt and the payment of the remainder at such time as it is reasonably determined that the actual tax savings or that the amount is no longer in doubt. Management anticipates that payments will be made annually commencing from the date of each event that gives rise to the TRA benefits. As disclosed by management, the increase in tax basis, which results in a DTA, as well as the actual amount and timing of any payments may vary from this estimate due to a number of factors, including the timing of exchanges by unit holders of Manning & Napier Group, the price of Class A common stock at the time of such purchases or exchanges, the portion of payments under the TRA constituting imputed interest and whether the purchases or exchanges result in depreciable or amortizable basis, a material change in the relevant tax law or the Company’s ability to generate future taxable income and the tax rate applicable at that time. The determination of the increase in tax basis requires management to make judgments in forecasting future taxable income to support the management’s determination that the DTA is realizable.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over management’s assessment related to the DTAs and amounts payable under the TRA. These procedures also included, among others, testing management’s process for determining the DTAs and amounts payable under the TRA, including (i) recalculating components of the DTA computation related to imputed interest and depreciable basis or amortizable basis, (ii) testing the completeness and accuracy of associated payments made under the TRA as tax benefits and the applicable tax rate at which they were recognized, as well as factors impacting the applicable tax rate such as legislative changes, (iii) evaluating future forecasted taxable income and management's determination that the DTA is realizable, (iv) testing the impact of sales or exchanges by the unit holders of Manning & Napier Group and associated factors such as the price of the Class A common stock at the time of such sales or exchanges, and (v) testing the impact of sales or exchanges of Class A units on the deferred tax asset and amounts payable under tax receivable agreements.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
March 15, 2022

We have served as the Company’s auditor since 2007, which includes periods before the Company became subject to SEC reporting requirements.

Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$73,489	$57,635
Accounts receivable	13,851	11,915
Investment securities	24,608	23,497
Prepaid expenses and other assets	17,147	15,711
Total current assets	129,095	108,758
Property and equipment, net	2,109	3,075
Operating lease right-of-use assets	14,457	16,405
Net deferred tax assets, non-current	17,859	19,645
Goodwill	4,829	4,829
Other long-term assets	3,074	3,373
Total assets	$171,423	$156,085

Liabilities
Accounts payable	$1,791	$1,787
Accrued expenses and other liabilities	36,388	36,439
Deferred revenue	12,963	11,476
Total current liabilities	51,142	49,702
Operating lease liabilities, non-current	14,226	16,646
Other long-term liabilities	155	221
Amounts payable under tax receivable agreement, non-current	13,499	13,759
Total liabilities	79,022	80,328
Commitments and contingencies (Note 11)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 19,503,085 and 18,754,080 shares issued and outstanding at December 31, 2021, 16,989,943 shares issued and outstanding at December 31, 2020	$195	$170
Treasury stock, at cost, 749,005 and zero shares at December 31, 2021 and December 31, 2020, respectively	(5,666)	—
Additional paid-in capital	104,740	111,848
Retained deficit	(5,569)	(28,826)
Accumulated other comprehensive income	(337)	(235)
Total shareholders’ equity	93,363	82,957
Noncontrolling interests	(962)	(7,200)
Total shareholders’ equity and noncontrolling interests	92,401	75,757
Total liabilities, shareholders’ equity and noncontrolling interests	$171,423	$156,085
.
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(In thousands, except share data)

	Year Ended December 31,
	2021	2020
Revenues
Investment management fees	$126,353	$108,503
Distribution and shareholder servicing	8,917	9,274
Custodial services	6,860	6,217
Other revenue	3,451	3,040
Total revenue	145,581	127,034
Expenses
Compensation and related costs	73,889	74,397
Distribution, servicing and custody expenses	9,818	10,239
Other operating costs	29,348	28,586
Total operating expenses	113,055	113,222
Operating income	32,526	13,812
Non-operating income (loss)
Interest expense	(23)	(11)
Interest and dividend income	401	934
Change in liability under tax receivable agreement	(620)	(1,803)
Net gains on investments	820	888
Total non-operating income	578	8
Income before provision for (benefit from) income taxes	33,104	13,820
Provision for (benefit from) income taxes	6,032	(106)
Net income attributable to controlling and noncontrolling interests	27,072	13,926
Less: net income attributable to noncontrolling interests	1,967	3,922
Net income attributable to Manning & Napier, Inc.	$25,105	$10,004

Net income per share available to Class A common stock
Basic	$1.41	$0.61
Diluted	$1.19	$0.29
Weighted average shares of Class A common stock outstanding
Basic	17,752,854	16,147,469
Diluted	21,072,140	41,611,219
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020
Net income attributable to controlling and noncontrolling interests	$27,072	$13,926
Net unrealized holding gains (losses) on investment securities, net of tax	(109)	(291)
Reclassification adjustment for realized (gains) losses on investment securities included in net income	3	(176)
Comprehensive income	26,966	13,459
Less: Comprehensive income attributable to noncontrolling interest	1,963	3,640
Comprehensive income attributable to Manning & Napier, Inc.	$25,003	$9,819

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Shareholders’ Equity (In thousands, except share data)
	Common Stock- Class A		Treasury Stock		Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount		Retained Deficit			Total

Balance—January 1, 2020	15,956,526	$160	—	$—	$198,516	$(38,478)	$(50)	$(10,527)	$149,621
Net income	—	—	—	—	—	10,004	—	3,922	13,926
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(759)	(759)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(185)	(106)	(291)
Common stock issued under equity compensation plan, net of forfeitures	1,033,417	10	—	—	(10)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(1,640)	—	—	(937)	(2,577)
Equity-based compensation	—	—	—	—	2,429	—	—	1,387	3,816
Dividends declared on Class A common stock - $0.02 per share	—	—	—	—	—	(352)	—	—	(352)
Deferred tax impacts from transactions with shareholders	—	—	—	—	3,158	—	—	—	3,158
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(90,605)	—	—	(180)	(90,785)
Balance—December 31, 2020	16,989,943	$170	—	$—	$111,848	$(28,826)	$(235)	$(7,200)	$75,757
Net income	—	—	—	—	—	25,105	—	1,967	27,072
Distributions to noncontrolling interests (Note 4)	—	—	—	—	—	—	—	(699)	(699)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(102)	(7)	(109)
Common stock issued under equity compensation plan, net of forfeitures	920,173	9	—	—	(9)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(5,424)	—	—	(384)	(5,808)
Equity-based compensation	—	—	—	—	3,163	—	—	224	3,387
Dividends declared on Class A common stock - $0.10 per share	—	—	—	—	—	(1,848)	—	—	(1,848)
Purchases of treasury stock	(749,005)	—	749,005	(5,666)	—	—	—	—	(5,666)
Cost of issuing common stock	—	—	—	—	(174)	—	—	—	(174)
Deferred tax impacts from transactions with shareholders (Note 15)	—	—	—	—	489	—	—	—	489
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	1,592,969	16	—	—	(5,153)	—	—	5,137	—
Balance—December 31, 2021	18,754,080	$195	749,005	$(5,666)	$104,740	$(5,569)	$(337)	$(962)	$92,401
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$27,072	$13,926
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	3,387	3,816
Depreciation and amortization	2,397	1,536
Change in amounts payable under tax receivable agreement	620	1,803
Impairment of long-lived assets	—	663
Gain on sale of intangible assets	—	(21)
Net (gains) losses on investment securities	(820)	(888)
Deferred income taxes	3,881	(153)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	(1,772)	(1,733)
Prepaid expenses and other assets	(2,462)	(5,454)
Other long-term assets	2,504	3,012
Accounts payable	4	173
Accrued expenses and other liabilities	(1,950)	4,658
Deferred revenue	1,487	716
Other long-term liabilities	(3,021)	(4,441)
Net cash provided by operating activities	31,327	17,613
Cash flows from investing activities:
Purchase of property and equipment	(364)	(230)
Sale of investments	8,275	74,127
Purchase of investments	(14,123)	(25,281)
Sale of intangible assets	—	21
Proceeds from maturity of investments	5,450	18,720
Net cash (used in) provided by investing activities	(762)	67,357
Cash flows from financing activities:
Distributions to noncontrolling interests	(699)	(759)
Dividends paid on Class A common stock	(1,848)	(645)
Payment of shares withheld to satisfy withholding requirements	(6,253)	(2,131)
Purchases of treasury stock	(5,666)	—
Payment of capital lease obligations	(71)	(103)
Payment of issuing common stock costs	(174)	—
Purchase of Class A units of Manning & Napier Group, LLC	—	(90,785)
Net cash used in financing activities	(14,711)	(94,423)
Net increase (decrease) in cash and cash equivalents	15,854	(9,453)
Cash and cash equivalents:
Beginning of period	57,635	67,088
End of period	$73,489	$57,635

Manning & Napier, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2021	2020
Supplemental disclosures:
Cash paid during the period for interest	$6	$12
Cash payments during the period for taxes, net of refunds	$1,109	$1,047
Non-cash investing and financing activities:
Capital expenditures in accounts payable and accruals	$10	$17
Equipment acquired through capital lease obligation	$—	$40
Accrued dividends	$—	$—

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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of December 31, 2021. The Company completed the exchange of 1,562,959 Class A units held by M&N Group Holdings, LLC ("M&N Group Holdings") and 30,010 Class A units held by Manning & Napier Capital Company, LLC ("MNCC"), the entirety of its ownership in Manning & Napier Group, on June 30, 2021 through the issuance of 1,592,969 shares of unregistered Class A Common Stock of the Company. As a result, Manning & Napier acquired an equivalent number of Class A units of Manning & Napier Group and its ownership of Manning & Napier Group increased from approximately 89.0% to 97.7% (Refer to Note 4 for further discussion). The diagram below depicts the Company's organization structure as of December 31, 2021.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Summary of Presentation Changes
Beginning with the year ended December 31, 2021, the Company revised its presentation of investment management revenue within its consolidated statements of operations. Investment management revenue, previously presented by sales channel, is now presented in the aggregate as "investment management fees".
Amounts for the comparative prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income and do not represent a restatement of any previously published financial results.
Principles of Consolidation
The Company consolidated all majority-owned subsidiaries. In addition, as of December 31, 2021, Manning & Napier holds an economic interest of approximately 97.7% in Manning & Napier Group, and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a non-controlling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings.
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
The Company provides seed capital to its investment teams to develop new products and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity invested in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment or as trading securities, as applicable. As of December 31, 2021 and December 31, 2020, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $1.1 million and $1.0 million at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company did not have a controlling financial interest in any mutual fund.
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
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. Realized and unrealized gains and losses on equity investments, at fair value or trading investments, as applicable, are recorded in net gains (losses) on investments in the consolidated statements of operations. At December 31, 2021 and 2020, equity investments, at fair value consist of investments held by the Company for the purpose of providing initial cash seeding for product development purposes and investments to hedge economic exposure to market movements on its deferred compensation plan.
Investment securities classified as available-for-sale consist of U.S. Treasury securities and corporate bonds. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported, net of deferred income tax, as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. If impairment is determined to be other-than-temporary, the carrying value of the security will be written down to fair value and the loss will be recognized in earnings. Realized gains and losses on sales of available-for-sale securities are computed on a specific identification basis and are recorded in net gains (losses) on investments in the consolidated statements of operations.
Accounts Receivable
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing and custodial contracts. The Company’s accounts receivable balances do not include any significant allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded for the years ended December 31, 2021 or 2020. Accounts receivable are stated at cost, which approximates market value due to the short-term collection of balances. The fair value of accounts receivable have been classified as Level 1 in accordance with the fair value hierarchy.

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
Internal and external costs capitalized in connection with hosted software arrangements are reported within prepaid expenses and other assets in the consolidated statement of financial condition as of December 31, 2021. The capitalized costs are amortized over the term of the hosting arrangement, beginning when the software project is complete and ready for its intended use.
Gains or losses upon sale or other disposition of fixed assets are included in the consolidated statements of operations.
Goodwill
Goodwill represents the excess cost over the fair value of the identifiable net assets of acquired companies. The Company attributes all goodwill to its single reporting unit. Goodwill is tested for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There were no facts or circumstances occurring during 2021 or 2020 suggesting possible impairment.
Intangible Assets
Amortizing identifiable intangible assets generally represent trademarks acquired. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews its identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment losses, if any.
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
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. No impairment was recognized in 2021. An impairment loss of approximately $0.7 million was recognized during the twelve months ended December 31, 2020 on vacated office space as the difference between the net book value and the fair value of the asset group.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Treasury Stock
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
Deferred Compensation
Under its 2018 Long-Term Incentive Plan, the Company issues deferred cash awards to certain employees which are linked in value to selected Manning & Napier series of mutual funds. The employees earn a return linked to the appreciation or depreciation of these selected funds. The Company recognizes as compensation expense the value of the liability to employees, including the appreciation or depreciation of the liability, over the award's vesting period in proportion to the vested amount of the award.
Under the Deferred Incentive Compensation Plan implemented on January 1, 2021, employees with compensation in excess of certain thresholds are required to defer a portion of that excess. These deferred amounts are invested at the award date, at the employee’s discretion, in certain Manning & Napier series of mutual funds. Amounts deferred in any calendar year reduce that year’s compensation expense and are amortized over the service period requirement. Vested amounts are paid out over a period in accordance with agreement terms.
The Company currently hedges economic exposure to market movements on its deferred compensation plans by holding investments in the Manning & Napier series of mutual funds on its balance sheet. The Company immediately recognizes the full value of the related investment, and any subsequent appreciation or depreciation of the investment, in Net gains (losses) on investments in the consolidated statements of operations. For the year ended December 31, 2021, the Company recognized expense of $4.3 million related to awards under its deferred compensation plans. As of December 31, 2021, the liability associated with deferred compensation investment accounts was $3.4 million and is reported within accrued expenses and other liabilities in the consolidated statement of financial condition.
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
Comprehensive Income (Loss)
Comprehensive income is a measure of income which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of the change in unrealized gains and losses on available-for-sale investments. The changes in the balances of components comprising other comprehensive income (loss) are presented in the accompanying consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020.
Loss Contingencies
The Company accrues for estimated costs, including legal costs related to existing lawsuits, claims and proceedings when it is probable that a liability has been incurred and the costs can be reasonably estimated. Potential loss contingencies and related accruals are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information pertinent to a particular matter. Significant differences could exist between the actual cost required to investigate, litigate and/or settle a claim or the ultimate outcome of a suit and management’s estimate. These differences could have a material impact on the Company’s consolidated financial statements. No loss accruals were recorded as of December 31, 2021 and 2020.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects of the income tax accounting guidance, including interim-period accounting for enacted changes in the tax law. ASU 2019-12 is effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption was permitted. The adoption of this ASU as of January 1, 2021 did not have a material impact on the Company's consolidated financial statements.
Note 3—Revenue, Contract Assets and Contract Liabilities
Disaggregated Revenue
The following table represents the Company’s wealth management and institutional and intermediary investment management revenue by investment portfolio during the years ended December 31, 2021 and 2020:

	Year ended December 31, 2021
	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$57,900	$33,766	$91,666
Equity	6,197	26,341	32,538
Fixed Income	421	1,728	2,149
Total	$64,518	$61,835	$126,353

	Year ended December 31, 2020
	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$49,391	$32,221	$81,612
Equity	6,359	18,536	24,895
Fixed Income	584	1,412	1,996
Total	$56,334	$52,169	$108,503

Accounts Receivable
Accounts receivable as of December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Accounts receivable - third parties	$8,119	$7,315
Accounts receivable - affiliated mutual funds and collective investment trusts	5,732	4,600
Total accounts receivable	$13,851	$11,915
Accounts receivable: Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the years ended December 31, 2021 or 2020.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $42.7 million and $36.5 million during the years ended December 31, 2021 and 2020, respectively, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statement of financial condition as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Affiliated mutual funds	$4,309	$3,275
Affiliated collective investment trusts	1,423	1,325
Accounts receivable - affiliated mutual funds and collective investment trusts	$5,732	$4,600

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During each of the years ended December 31, 2021 and 2020, revenue was increased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of $0.3 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition as of December 31, 2021 and 2020.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the years ended December 31, 2021 and 2020 that was included in deferred revenue at the beginning of the period was approximately $11.3 million and $10.6 million, respectively.
Costs to obtain a contract: Under compensation plans in effect for periods prior to January 1, 2020, incremental first year commissions directly associated with new separate account and collective investment trust contracts were capitalized and amortized straight-line over an estimated customer contract period of 3 years to 7 years . The total net asset as of December 31, 2021 and 2020 was approximately $0.5 million and $0.7 million, respectively. Amortization expense included in compensation and related costs totaled approximately $0.2 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively. Impairment losses of less than $0.1 million were recognized during each the years ended December 31, 2021 and 2020 related to contract acquisition costs for client contracts that canceled during the respective period.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 97.7% in Manning & Napier Group, and as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statement of financial conditions with respect to the remaining approximately 2.3% economic interest in Manning & Napier Group held by M&N Group Holdings. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following provides a reconciliation from “Income before provision for (benefit from) income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Year Ended December 31,
	2021	2020
	(in thousands)
Income before provision for (benefit from) income taxes	$33,104	$13,820
Less: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	(682)	(1,841)
Income before provision for (benefit from) income taxes, as adjusted	33,786	15,661
Controlling interest percentage (2)	94.1%	72.6%
Net income attributable to controlling interest	31,792	11,369
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	(682)	(1,841)
Income before income taxes attributable to Manning & Napier, Inc.	31,110	9,528
Less: provision for (benefit from) income taxes of Manning & Napier, Inc. (3)	6,005	(476)
Net income attributable to Manning & Napier, Inc.	$25,105	$10,004
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
(3)The consolidated provision for (benefit from) income taxes is equal to the sum of (i) the provision for (benefit from) income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for (benefit from) income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for (benefit from) income taxes totaled a provision of approximately $6.0 million and a benefit of $0.1 million for the years ended December 31, 2021 and 2020, respectively.
As December 31, 2021, a total of 428,812 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be tendered for exchange or redemption. For any units exchanged, the Company may (i) pay an amount of cash equal to the number of tendered units multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
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
During the year ended December 31, 2021, Class A common stock was issued under the 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is the impact to the Company's equity ownership interest in Manning & Napier Group during the years ended December 31, 2021 and 2020:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of January 1, 2020	14,750,221	62,034,200	76,784,421	19.2%
Class A units issued	1,033,417	—	1,033,417	1.1%
Class A units redeemed	—	(60,012,419)	(60,012,419)	68.3%
As of December 31, 2020	15,783,638	2,021,781	17,805,419	88.6%
Class A units issued	920,173	—	920,173	0.6%
Class A units exchanged	1,592,969	(1,592,969)	—	8.5%
As of December 31, 2021	18,296,780	428,812	18,725,592	97.7%

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
During the years ended December 31, 2021 and 2020, the Company made approximately $0.7 million and $0.8 million, respectively, in distributions to non-controlling interests. None of these distributions were payments pursuant to the tax receivable agreement (Note 15).
Note 5—Investment Securities
The following table represents the Company’s investment securities holdings at December 31, 2021 and December 31, 2020:

	December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$7,015	$—	$(156)	$6,859
U.S. Treasury securities	10,442	—	(135)	10,307
				17,166
Equity investments, at fair value
Equity securities				6,377
Mutual funds				1,065
				7,442
Total investment securities				$24,608

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
Fixed income securities	$6,497	$—	$(94)	$6,403
U.S. Treasury securities	10,587	—	(89)	10,498
				16,901
Equity investments, at fair value
Equity securities				5,592
Mutual funds				1,004
				6,596
Total investment securities				$23,497
Investment securities are classified as either equity investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At December 31, 2021 and 2020, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plans. The Company recognized approximately $0.1 million and $0.6 million of net unrealized gains related to investments classified as equity investments, at fair value for the years ended December 31, 2021 and 2020, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury securities and corporate bonds to optimize cash management opportunities and for compliance with certain regulatory requirements. As of December 31, 2021 and 2020, approximately $0.6 million of the U.S. Treasury notes is considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the years ended December 31, 2021 or 2020.
The table below presents realized gains and losses on the sale of all securities for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
	(in thousands)
Gross realized investment gains	$956	$965
Gross realized investment (losses)	(199)	(641)
Net realized gains (losses)	$757	$324
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
The following provides the hierarchy of inputs used to derive the fair value of the Company’s assets as of December 31, 2021 and 2020:

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$6,377	$—	$—	$6,377
Fixed income securities	—	6,859	—	6,859
Mutual funds	1,065	—	—	1,065
U.S. Treasury securities	—	10,307	—	10,307
Total assets at fair value	$7,442	$17,166	$—	$24,608

	December 31, 2020
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,592	$—	$—	$5,592
Fixed income securities	—	6,403	—	6,403
Mutual funds	1,004	—	—	1,004
U.S. Treasury securities	—	10,498	—	10,498
Total assets at fair value	$6,596	$16,901	$—	$23,497
Valuations of investments in fixed income securities and U.S. Treasury securities can generally be obtained through independent pricing services. For most bond types, the pricing service utilizes matrix pricing, which considers one or more of the following factors: yield or price of bonds of comparable quality, coupon, maturity, current cash flows, type and current day trade information, as well as dealer supplied prices. These valuations are categorized as Level 2 in the hierarchy.
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no significant transfers between levels during the years ended December 31, 2021 or 2020.
Note 7—Property, Equipment and Software
Property and equipment as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Furniture and fixtures	$1,682	$1,838
Office equipment	2,430	4,165
Computer software	931	3,813
Leasehold improvements	5,640	5,832
	10,683	15,648
Less: Accumulated depreciation	(8,574)	(12,573)
Property and equipment, net	$2,109	$3,075
Depreciation expense is included in other operating costs and totaled s $1.0 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.
The Company has evaluated its property and equipment for impairment under the current accounting standards and has concluded that no impairment loss has occurred during the years ended December 31, 2021 and 2020.
The Company had a total of approximately $8.0 million and $5.4 million of capitalized implementation costs for hosting arrangements within prepaid expenses and other assets on its consolidated statements of financial condition as of December 31, 2021 and December 31, 2020, respectively, with approximately $1.0 million and $0.1 million in accumulated amortization and $1.0 million and $0.1 million in amortization expense recognized during the twelve months ended December 31, 2021 and December 31, 2020, respectively. The hosting arrangements that are service contracts include internal and external costs related to various technology additions in support of the Company's business. Amortization costs are recorded on a straight-line basis over the term of the hosting arrangement agreement.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 8—Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill was $4.8 million at both December 31, 2021 and 2020, and there was no accumulated impairment. There were no changes in the carrying value of goodwill during the years ended December 31, 2021 and 2020.
The Company completed its goodwill impairment testing in the fourth quarter of 2021 and determined that there were no facts and circumstances occurring during 2021 suggesting impairment. No impairment of goodwill was recognized during the years ended December 31, 2021 and 2020.
Intangible Assets
The following table reflects the components of intangible assets as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Intangible assets subject to amortization:
Cost - Trademark	$340	$340
Accumulated amortization - Trademark	(325)	(280)
Intangible assets subject to amortization, net	15	60

Indefinite-lived intangible assets:
Cost - Mutual fund and collective trust contracts	2,578	2,578
Mutual fund and collective trust contracts	2,578	2,578

Total intangible assets, net	$2,593	$2,683

There were no facts or circumstances occurring during the years ended December 31, 2021 or 2020 suggesting possible impairment.
Amortization expense was less than $0.1 million for both the years ended December 31, 2021 and 2020. As of December 31, 2021, intangible assets subject to amortization are being amortized over a weighted-average remaining life of 0.2 years. The estimated amortization expense to be recognized over the next 5 years is as follows:

Year Ending December 31,	Estimated Amortization Expense
(in thousands)
2022	$15
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total	$15

Note 9—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued bonuses and sales commissions	$22,144	$19,999
Accrued payroll and benefits	4,548	4,629
Accrued sub-transfer agent fees	482	437
Amounts payable under tax receivable agreement	4,273	5,220
Short-term operating lease liabilities	2,728	2,854
Other accruals and liabilities	2,213	3,300
	$36,388	$36,439
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
The Company's leases have remaining lease terms ranging between approximately 1 year and 6 years. The Company's lease term on certain of its multi-year office space leases, including its headquarters, include options for the Company to extend those leases for periods ranging from an additional five to ten years. In addition, the Company has the option to reduce a portion of its square footage at certain times throughout the term of the lease for its headquarters. The Company determined it is not reasonably certain at this time it will exercise the options to extend these leases or will exercise the options to reduce its square footage; therefore, the payment amounts related to these lease term extensions and contraction options have been excluded from determining its right-of-use asset and lease liability.
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
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $3.5 million over the remaining term of such leases. The lease terms for the four subleased operating leases end in 2025, 2026, 2027 and 2028.
The components of lease expense for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$70	$85
Interest on lease liabilities	5	6
Operating lease expense	3,191	3,978
Short-term lease expense	—	3
Variable lease expense	234	224
Sublease income	(716)	(664)
Total lease expense	$2,784	$3,632

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5	$8
Finance cash flows from finance leases	$66	$98
Operating cash flows from operating leases	$3,945	$3,752

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$—	$40
Operating leases	$479	$779
Supplemental balance sheet information related to leases as of December 31, 2021 was as follows:

December 31, 2021
Finance Leases	(in thousands, except lease term and discount rate)
Finance lease right-of-use assets (1)	$80

Accrued expenses and other liabilities	$52
Other long-term liabilities	34
Total finance lease liabilities	$86

Operating Leases
Operating lease right-of-use assets	$14,457

Accrued expenses and other liabilities	$2,728
Operating lease liabilities, non-current	14,226
Total operating lease liabilities	$16,954

Weighted average remaining lease term
Finance leases	1.71 years
Operating leases	5.70 years
Weighted average discount rate
Finance leases	4.33%
Operating leases	5.11%
_______________________
(1)Amounts included in other long-term assets within the consolidated statements of financial condition.

Maturities of lease liabilities were as follows:

Year ending December 31,	Finance Leases	Operating Leases
	(in thousands)
2022	$52	$3,517
2023	37	3,509
2024	—	3,439
2025	—	3,145
2026	—	3,122
Thereafter	—	2,791
Total lease payments	89	19,523
Less imputed interest	(3)	(2,569)
Total lease liabilities	$86	$16,954

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
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. From time to time the Company may also be subject to claims, be involved in various legal proceedings arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of December 31, 2021 and 2020, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Treasury Stock
In February 2021, the Company's Board of Directors approved a share repurchase program authorizing the Company to purchase up to $10.0 million of Manning & Napier Inc. Class A common shares through December 31, 2021. As of December 31, 2021, the Company has purchased 749,005 shares of Class A common stock for an aggregate price of approximately $5.7 million. The repurchased shares are held by the Company as treasury stock.
Voting
Generally, all matters to be voted on by stockholders must be approved by a majority of the votes entitled to be cast by all shares of Class A common stock.
Shares Eligible for Future Sale
The Company is party to an Exchange Agreement with M&N Group Holdings, the only other holder of units of Manning & Napier Group not held by the Company.
As of December 31, 2021, a total of 428,812 Class A units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the Exchange Agreement, such units may be tendered for exchange or redemption. For any units tendered, the Company may (i) pay an amount of cash equal to the number of tendered units multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, or as Manning & Napier Group units are redeemed and retired, the Company's ownership of Manning & Napier Group will increase. The decision whether to pay cash or issue shares will be made by the independent members of the Company’s board of directors.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the years ended December 31, 2021 and 2020 under the two-class method:

	Year Ended December 31,
	2021	2020
	(in thousands, except share data)
Numerator:
Net income attributable to controlling and noncontrolling interests	$27,072	$13,926
Less: net income attributable to noncontrolling interests	1,967	3,922
Net income attributable to Manning & Napier, Inc.	$25,105	$10,004
Less: allocation to participating securities	46	96
Net income available to Class A common stock for basic EPS	$25,059	$9,908
Plus: reallocation of net income attributable to participating securities	7	10
Plus: incremental net income as a result of conversion of Class A units of Manning & Napier Group to Class A common stock	—	2,307
Net income available to Class A common stock for diluted EPS	$25,066	$12,225

Denominator:
Weighted average shares of Class A common stock outstanding - basic	17,752,854	16,147,469
Dilutive effect from unvested equity awards	3,319,286	1,962,114
Dilutive effect of exchangeable Class A units	—	23,501,636
Weighted average shares of Class A common stock outstanding - diluted	21,072,140	41,611,219
Net income available to Class A common stock per share - basic	$1.41	$0.61
Net income available to Class A common stock per share - diluted	$1.19	$0.29
Performance-based stock options are excluded from the calculation of diluted EPS for periods in which the associated market condition has not yet been achieved. As such, for the year ended December 31, 2020, 1,155,000 unvested performance-based stock options were excluded from the calculation of diluted EPS.
For the year ended December 31, 2020 there were 85,231 unvested equity awards excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
At December 31, 2021 there were 428,812 Class A units of Manning & Napier Group which, subject to certain restrictions, may be exchangeable for up to an equivalent number of the Company’s Class A common shares. These units were not included in the calculation of diluted EPS because the effect would have been anti-dilutive.
Note 14—Equity Based Compensation
2011 Equity Compensation Plan
The Equity Plan was adopted by the Company's board of directors and approved by the Company's stockholders prior to the consummation of the Company's 2011 initial public offering. A total of 13,142,813 equity interests were authorized for issuance, eligible to be issued in the form of the Company's Class A common stock, restricted stock units, stock options, units of Manning & Napier Group. The Equity Plan expired in November 2021. As such, at December 31, 2021, there were no awards available for issuance pursuant to the Equity Plan.
The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the year ended December 31, 2021:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Stock awards outstanding at January 1, 2021	3,044,981	$2.03
Granted	1,152,369	$6.04
Vested	(562,477)	$4.81
Forfeited	(213,262)	$2.27
Stock awards outstanding at December 31, 2021	3,421,611	$2.90

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The weighted average fair value of Equity Plan stock awards granted during the years ended December 31, 2021 and 2020 was $6.04 and $1.58, respectively, based on the closing sale price of the Company's Class A common stock as reported on the New York Stock Exchange on the date of grant, and, if not entitled to dividends or dividend equivalents during the vesting period, reduced by the present value of such amounts expected to be paid on the underlying shares during the requisite service period.
For both the years ended December 31, 2021 and 2020, the Company recorded approximately $3.2 million of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during the years ended December 31, 2021 and 2020 was approximately $4.6 million and $3.9 million, respectively. As of December 31, 2021, there was unrecognized compensation expense related to stock awards of approximately $7.5 million, which the Company expects to recognize over a weighted average period of approximately 3.7 years.
A summary of activity under the Equity Plan related to stock option awards during the year ended December 31, 2021 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	2,250,000	$2.01
Granted	—	$—
Exercised	(1,750,000)	$2.01
Forfeited	—	$—
Outstanding at December 31, 2021	500,000	$2.01	3.6	$3,150
Exercisable at December 31, 2021	333,332	$2.01	3.4	$2,100
For the years ended December 31, 2021 and 2020, the Company recorded approximately $0.2 million and $0.6 million, respectively, of compensation expense related to stock options under the Equity Plan. As of December 31, 2021, there was no unrecognized compensation expense related to stock options.
In connection with the vesting of restricted stock units and exercise of stock options during the year ended December 31, 2021, the Company withheld shares of Class A common stock to satisfy approximately $5.8 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Components of the provision for (benefit from) income taxes consist of the following:

	Year Ended December 31,
	2021	2020
	(in thousands)
Current
Federal	$1,718	$(24)
State and local	433	71
Current tax expense	2,151	47
Deferred
Federal	3,446	(323)
State and local	435	170
Deferred tax expense (benefit)	3,881	(153)
Provision for (benefit from) income tax	$6,032	$(106)
The differences between income taxes computed using the U.S. federal income tax rate of 21% for the years ended December 31, 2021 and 2020, and the provision for (benefit from) income taxes for continuing operations are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Amount computed using the statutory rate	$6,952	$2,902
Increase (reduction) in taxes resulting from:
State and local taxes, including settlements and adjustments, net of federal benefit	842	236
Equity-based compensation	(1,150)	(651)
Benefit from net operating loss carry-back	(161)	(1,920)
Net adjustment to amounts payable under tax receivable agreement	(7)	13
Benefit from the flow-through entities	(426)	(848)
Other, net	(18)	162
Provision for (benefit from) income taxes	$6,032	$(106)
The provision for (benefit from) income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. The Company recognized a reduced benefit from the flow-through entities during the year ended December 31, 2021 compared to 2020 due to a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level attributed to Manning & Napier Inc.'s increased ownership of Manning & Napier Group as of December 31, 2021 compared to 2020. This increase in weighted ownership is primarily the result of the annual exchange process between the Company and the holders of its non-controlling interests.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which includes, among other things, the ability to carryback net operating losses from 2018, 2019 and 2020 to prior years. During the year ended December 31, 2020, the Company carried back net operating losses generated in 2018, 2019 and 2020 to previous years when the federal corporate tax rate was 34% compared to the current statutory rates of 21%. During the years ended December 31, 2021 and 2020, the Company recognized an income tax benefit of approximately $0.2 million and $1.9 million, respectively, related to the favorable rate applied to its net operating losses. As a result of the CARES Act, approximately $2.4 million and $4.5 million of anticipated federal tax refunds are recorded as prepaid expenses and other assets on its statements of financial condition as of December 31, 2021 and 2020, respectively.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
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
As a result of the completion of the exchange on June 30, 2021, deferred tax assets, amounts payable under the tax receivable agreement and additional paid-in capital increased by approximately $1.9 million, $1.6 million and $0.3 million respectively, within the Company’s consolidated statements of financial condition. In addition, the Company recognized a deferred tax asset of approximately $0.2 million, resulting from an increased share of Manning & Napier Group's existing deferred tax assets.
At December 31, 2021 and 2020, the Company had recorded a total liability of approximately $17.8 million and $19.0 million, respectively, representing the payments due to the selling unit holders under the TRA. Of these amounts, approximately $4.3 million and $5.2 million were included in accrued expenses and other liabilities at December 31, 2021 and 2020, respectively. As a result of the CARES Act, the Company recognized a tax benefit related to the favorable rate applied to its net operating losses, which resulted in an increase of the liability under the TRA, representing 85% of the applicable cash savings. Payments are anticipated to be made annually commencing from the date of each event that gives rise to the TRA benefits. The timing of the payments is subject to certain contingencies including the Company having sufficient taxable income to utilize all of the tax benefits defined in the TRA. The Company made payments pursuant to the TRA of approximately $3.5 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively.
Components of net deferred tax assets consist of the following:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets
743(b) basis	$15,881	$15,977
734(b) basis	2,570	2,378
Bonus and commissions	1,238	1,487
Net operating loss carryforwards	81	384
Operating lease liabilities	3,903	4,014
Other	—	323
Total deferred tax assets	23,673	24,563
Deferred tax liabilities
Depreciation and amortization	2,159	1,300
Operating lease right-of-use assets	3,317	3,364
Prepaid items	302	254
Other	36	—
Total deferred tax liabilities	5,814	4,918
Net deferred tax assets	$17,859	$19,645
As of December 31, 2021, the Company has approximately $0.1 million in state net operating loss carry forwards that will expire through 2040 if not utilized.
The Company has assessed the recoverability of the deferred tax assets and believes it is more likely than not that the assets will be realized. The Company has not recorded a valuation allowance as of December 31, 2021 and 2020.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Accounting for Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of the Company's liability for income taxes associated with unrecognized tax benefits is as follows:

	December 31,
	2021	2020
	(in thousands)
Balance as of January 1,	$21	$28
Increase related to current year tax positions	—	—
Decrease related to prior year tax positions	(1)	(7)
Balance as of December 31,	$20	$21
During the year ended December 31, 2021, the Company reached a settlement with a certain state related to the Company's 2016, 2017 and 2018 corporate income tax returns. As a result, the Company recognized approximately $0.3 million within its provision for income taxes during the year ended December 31, 2021.
The Company’s policy regarding interest and penalties related to uncertain tax positions is to recognize such items as a component of the provision for income taxes. The Company recorded less than $0.1 million in interest and penalties in the consolidated statements of operations for the years ended December 31, 2021 and 2020.
The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations.
The Company files income tax returns with Federal, state and local jurisdictions. The Company’s U.S. Federal and state tax matters for the years 2018 through 2020 remain subject to examination by the respective tax authorities.
Note 16—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds and funds of affiliated entities of certain of the Company's executive officers and directors. Pursuant to the respective investment management agreements, in some instances the Company waives or reduces its regular advisory fees for these accounts. The aggregate value of the fees earned was less than $0.1 million for the years ended December 31, 2021 and 2020. No fees were waived in the year ended December 31, 2021 and 2020.
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
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services were approximately $42.7 million and $36.5 million in the years ended December 31, 2021 and 2020, respectively. Fees earned for administrative services provided were approximately $1.1 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts was approximately $2.1 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively.
During the year ended December 31, 2020, the Company received approximately $1.4 million in cash for reimbursement of prior expenses paid on behalf of our affiliated mutual funds and collective investment trusts. These expenses were reimbursable to the Company under an agreement with the affiliated mutual fund and collective investments trusts upon the settlement of a claim between both the affiliated mutual funds and the collective investment trusts and a third party. As of

December 31, 2019, the Company had recorded a receivable of approximately $0.2 million within other long-term assets on its consolidated statement of financial condition. The remaining $1.2 million of proceeds received was recognized as a gain within other operating costs in its consolidated statements of operations during the year ended December 31, 2020.
Note 17—Employee Benefit Plan
The Company offers the Manning & Napier Advisors, LLC 401(k) and Profit Sharing Plan (the “MNA Plan”) to all employees who meet the plan criteria.
With respect to the 401(k) portion of the MNA Plan, participants may voluntarily contribute up to 75% of their regular salary subject to annual limitations determined by the IRS. For each of the years ended December 31, 2021 and 2020, the Company matched an amount equivalent to 50% of a participant’s contribution, not to exceed 3.5% of their total compensation. Matching contributions vest to the participants after three years of service. These contributions by the Company amounted to approximately $1.3 million for both the years ended December 31, 2021 and 2020.
With respect to the profit sharing portion of the MNA Plan, the Company may make annual profit sharing contributions, subject to certain limitations, which vest immediately to individuals who are eligible. These contributions by the Company amounted to approximately $1.1 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.
Note 18—Subsequent Events
Distribution
On March 2, 2022, the Company's Board of Directors approved a $2.0 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which less than $0.1 million was paid to the noncontrolling members of Manning & Napier Group.
Dividend on Class A common stock
On March 2, 2022, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about March 30, 2022 to shareholders of record as of March 16, 2022.
Exchange or Redemption of Class A units of Manning & Napier Group
The Company is nearing the completion of the 2022 exchange period whereby 428,812 eligible Class A units of Manning & Napier Group held by M&N Group Holdings may be tendered for redemption or exchange. In connection with the exchange, the Company has the ability to pay an amount of cash equal to the number of units tendered multiplied by the 15 day average closing price of one share of the Company's Class A common stock less a market discount and expected expenses, or at the Company's election issue shares of Class A common stock on a one-for-one basis for each unit tendered.