Form 10-Q
period 2022-03-31
Manning & Napier, Inc.
filed 2022-05-10
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2022
Class A common stock, $0.01 par value per share	19,124,332

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$51,738	$73,489
Accounts receivable	11,140	13,851
Investment securities	37,020	24,608
Prepaid expenses and other assets	17,791	17,147
Total current assets	117,689	129,095
Property and equipment, net	2,177	2,109
Operating lease right-of-use assets	12,999	14,457
Net deferred tax assets, non-current	17,875	17,859
Goodwill	4,829	4,829
Other long-term assets	2,999	3,074
Total assets	$158,568	$171,423

Liabilities
Accounts payable	$1,909	$1,791
Accrued expenses and other liabilities	25,988	36,388
Deferred revenue	12,945	12,963
Total current liabilities	40,842	51,142
Operating lease liabilities, non-current	12,708	14,226
Amounts payable under tax receivable agreement, non-current	13,499	13,499
Other long-term liabilities	148	155
Total liabilities	67,197	79,022
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 19,873,337 and 19,124,332 shares issued and outstanding at March 31, 2022, 19,503,085 and 18,754,080 shares issued and outstanding at December 31, 2021	199	195
Treasury stock, at cost, 749,005 shares at March 31, 2022 and December 31, 2021	(5,666)	(5,666)
Additional paid-in capital	103,567	104,740
Retained deficit	(5,339)	(5,569)
Accumulated other comprehensive loss	(428)	(337)
Total shareholders’ equity	92,333	93,363
Noncontrolling interests	(962)	(962)
Total shareholders’ equity and noncontrolling interests	91,371	92,401
Total liabilities, shareholders’ equity and noncontrolling interests	$158,568	$171,423
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues
Investment management fees	$30,827	$29,676
Distribution and shareholder servicing	2,082	2,153
Custodial services	1,677	1,645
Other revenue	963	677
Total revenue	35,549	34,151
Expenses
Compensation and related costs	20,707	18,874
Distribution, servicing and custody expenses	2,280	2,358
Other operating costs	11,477	6,710
Total operating expenses	34,464	27,942
Operating income	1,085	6,209
Non-operating income (loss)
Interest expense	(1)	(2)
Interest and dividend income	40	123
Net gains (losses) on investments	(646)	337
Total non-operating income (loss)	(607)	458
Income before provision for (benefit from) income taxes	478	6,667
Provision for (benefit from) income taxes	(746)	703
Net income attributable to controlling and noncontrolling interests	1,224	5,964
Less: net income attributable to noncontrolling interests	38	724
Net income attributable to Manning & Napier, Inc.	$1,186	$5,240

Net income per share available to Class A common stock
Basic	$0.06	$0.31
Diluted	$0.06	$0.26
Weighted average shares of Class A common stock outstanding
Basic	18,988,573	17,026,500
Diluted	21,551,937	20,273,343
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net income attributable to controlling and noncontrolling interests	$1,224	$5,964
Net unrealized holding gains (losses) on investment securities, net of tax	(93)	8
Reclassification adjustment for net realized losses on investment securities included in net income	9	97
Comprehensive income	$1,140	$6,069
Less: Comprehensive income attributable to noncontrolling interests	45	822
Comprehensive income attributable to Manning & Napier, Inc.	$1,095	$5,247

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Treasury Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Three months ended March 31, 2022
Balance—December 31, 2021	18,754,080	$195	749,005	$(5,666)	$104,740	$(5,569)	$(337)	$(962)	$92,401
Net income	—	—	—	—	—	1,186	—	38	1,224
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(91)	(2)	(93)
Common stock issued under equity compensation plan, net of forfeitures	370,252	4	—	—	(4)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(1,640)	—	—	(38)	(1,678)
Equity-based compensation	—	—	—	—	506	—	—	12	518
Dividends declared on Class A common stock - $0.05 per share	—	—	—	—	—	(956)	—	—	(956)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(35)	—	—	35	—
Balance—March 31, 2022	19,124,332	$199	749,005	$(5,666)	$103,567	$(5,339)	$(428)	$(962)	$91,371

	Common Stock – Class A		Treasury Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Three months ended March 31, 2021
Balance—December 31, 2020	16,989,943	$170	$—	$—	$111,848	$(28,826)	$(235)	$(7,200)	$75,757
Net income	—	—	—	—	—	5,240	—	724	5,964
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(295)	(295)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	7	1	8
Common stock issued under equity compensation plan, net of forfeitures	433,259	4	—	—	(4)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(2,582)	—	—	(322)	(2,904)
Equity-based compensation	—	—	—	—	1,091	—	—	136	1,227
Purchases of treasury stock	(412,405)	—	412,405	(2,987)	—	—	—	—	(2,987)
Impact of changes in ownership of Manning & Napier Group, LLC	—	—	—	—	(171)	—	—	171	—
Balance—March 31, 2021	17,010,797	$174	412,405	$(2,987)	$110,182	$(23,586)	$(228)	$(6,785)	$76,770
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$1,224	$5,964
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	518	1,227
Depreciation and amortization	2,620	436
Impairment of long-lived assets	430	—
Net losses (gains) on investment securities	646	(337)
Deferred income taxes	(16)	756
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	2,712	1,139
Prepaid expenses and other assets	(2,992)	(2,089)
Other long-term assets	565	627
Accounts payable	118	484
Accrued expenses and other liabilities	(10,455)	(13,868)
Deferred revenue	(18)	640
Other long-term liabilities	(941)	(706)
Net cash used in operating activities	(5,589)	(5,727)
Cash flows from investing activities:
Purchase of property and equipment	(313)	(2)
Sale of investments	6,373	4,001
Purchase of investments	(20,240)	(4,063)
Proceeds from maturity of investments	715	—
Net cash used in investing activities	(13,465)	(64)
Cash flows from financing activities:
Distributions to noncontrolling interests	(45)	(295)
Dividends paid on Class A common stock	(956)	—
Payment of shares withheld to satisfy withholding requirements	(1,678)	(3,349)
Purchases of treasury stock	—	(2,987)
Payment of capital lease obligations	(18)	(18)
Net cash used in financing activities	(2,697)	(6,649)
Net decrease in cash and cash equivalents	(21,751)	(12,440)
Cash and cash equivalents:
Beginning of period	73,489	57,635
End of period	$51,738	$45,195
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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of March 31, 2022.
(1)The consolidated operating subsidiaries of Manning & Napier Group include Manning & Napier Advisors, LLC ("MNA"), Manning & Napier Investor Services, Inc., Exeter Trust Company and Rainier Investment Management, LLC ("Rainier").
Plan of Acquisition by Callodine Group, LLC.
On March 31, 2022, the Company entered into an agreement (the "Merger Agreement") under which the Company will go private and be acquired by Callodine Group, LLC ("Callodine"), with the Company continuing as the surviving corporation (the "Merger").
Pursuant to the Merger Agreement, each outstanding share of common stock of the Company and Manning & Napier Group Holdings outstanding units will be converted into the right to receive from Callodine $12.85 in cash. The proposed acquisition is expected to close in the third quarter of 2022, contingent upon shareholder approval and other customary closing conditions.
Note 2—Summary of Significant Accounting Policies
Critical Accounting Policies
The Company's critical accounting policies and estimates are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, these financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The financial data for the interim periods may not necessarily be indicative of results for future interim periods or for the full year.
Basis of Presentation
The accompanying unaudited consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related rules and regulations of the U.S. Securities and

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. As of March 31, 2022, Manning & Napier holds an economic interest of approximately 97.8% in Manning & Napier Group and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings.
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment, equity investments, at fair value, or as trading securities, as applicable. As of March 31, 2022 and December 31, 2021, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $14.9 million as of March 31, 2022 and $1.1 million as of December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company did not have a controlling financial interest in any mutual fund.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Property, Equipment, Software and Depreciation
Property and equipment is presented net of accumulated depreciation of approximately $8.7 million and $8.6 million as of March 31, 2022 and December 31, 2021, respectively.
Capitalized implementation costs for hosting arrangements are included within prepaid expenses and other assets on the Company's statements of financial condition and totaled approximately $5.1 million and $7.0 million, net of accumulated amortization, as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 , the Company recognized a $1.9 million charge for the impairment of certain internal and external costs capitalized in connection with hosted software arrangements, which is reflected within other operating costs in the statements of operations. This impairment charge was recorded subsequent to the Company's determination that portions of a software license agreement with a third-party service provider would be terminated. As such, the Company concluded that capitalized costs associated with the terminated services would not ultimately be completed and placed into service. The Company does not expect to incur future cash expenditures in connection with terminating these services.

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
During the three months ended March 31, 2022, the Company entered into a sublease agreement for a portion of the Company's currently occupied office space, triggering a change in the way the leased asset is utilized by the Company. The subleased space was determined to be a separate asset group from the remaining office space leased by the Company, and as such represents a distinct ROU asset and lease liability. The Company assessed recoverability of the asset group by comparing the undiscounted future net cash flows expected to result from the asset group to its carrying value. The carrying value exceeded the undiscounted future net cash flows of the asset, and an impairment loss of approximately $0.5 million was recognized during the three months ended March 31, 2022 as the difference between the net book value and the fair value of the asset group.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3—Revenue
Disaggregated Revenue
The following table represents the Company’s wealth management and institutional and intermediary investment management revenue by investment portfolio during the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$14,669	$8,297	$22,966	$13,634	$8,068	$21,702
Equity	1,361	5,921	7,282	1,608	5,865	7,473
Fixed Income	110	469	579	106	395	501
Total	$16,140	$14,687	$30,827	$15,348	$14,328	$29,676

Accounts Receivable
Accounts receivable as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accounts receivable - third parties	$5,931	$8,119
Accounts receivable - affiliated mutual funds and collective investment trusts	5,209	5,732
Total accounts receivable	$11,140	$13,851
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three months ended March 31, 2022 or 2021.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $10.1 million for the three months ended March 31, 2022 and approximately $9.9 million for the three months ended March 31, 2021, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statements of financial condition as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Affiliated mutual funds	$3,928	$4,309
Affiliated collective investment trusts	1,281	1,423
Accounts receivable - affiliated mutual funds and collective investment trusts	$5,209	$5,732

Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the three months ended March 31, 2022, revenue was decreased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.3 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition for both March 31, 2022 and December 31, 2021.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the three months ended March 31, 2022 that was included in deferred revenue at the beginning of the period was approximately $9.9 million.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Costs to obtain a contract: Under compensation plans in effect for periods prior to January 1, 2020, certain incremental first year commissions directly associated with new customer contracts were capitalized and amortized on a straight-line basis over an estimated customer contract period of 3 to 7 years. The total net asset as of March 31, 2022 and December 31, 2021 was approximately $0.4 million and $0.5 million, respectively. The related amortization expense, which is included in compensation and related costs, totaled less than $0.1 million for the three months ended March 31, 2022 and less than $0.1 million for the three months ended March 31, 2021. An impairment loss is recorded for contract acquisition costs related to client contracts that cancel during the period. These impairment losses totaled less than $0.1 million for the three months ended March 31, 2022 and were zero for the three months ended March 31, 2021.
Note 4—Noncontrolling Interests
Manning & Napier holds an economic interest of approximately 97.8% in Manning & Napier Group, and as managing member controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining approximately 2.2% economic interest in Manning & Napier Group held by M&N Group Holdings. Net income attributable to noncontrolling interests on the statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
The following table provides a reconciliation from “Income before provision for (benefit from) income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended March 31,
	2022	2021
	(in thousands)
Income before provision for (benefit from) income taxes	$478	$6,667
Less: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	(1,320)	7
Income before provision for income taxes, as adjusted	1,798	6,660
Controlling interest percentage (2)	97.8%	88.9%
Income before provision for income taxes attributable to controlling interest	1,758	5,921
Plus: income (loss) before provision for (benefit from) income taxes of Manning & Napier, Inc. (1)	(1,320)	7
Income before provision for income taxes attributable to Manning & Napier, Inc.	438	5,928
Less: provision for (benefit from) income taxes of Manning & Napier, Inc.(3)	(748)	688
Net income attributable to Manning & Napier, Inc.	$1,186	$5,240
_______________________
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
(3)The consolidated provision for (benefit from) income taxes is equal to the sum of (i) the provision for (benefit from) income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for (benefit from) income taxes of Manning & Napier, Inc. which includes all U.S. federal and state income taxes. The consolidated provision for (benefit from) income taxes was a benefit of $0.7 million and provision of $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, a total of 428,812 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be tendered for exchange or redemption. For any units exchanged, the Company may (i) pay an amount of cash equal to the number of tendered units multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
During the three months ended March 31, 2022, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.
The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the three months ended March 31, 2022:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2021	18,296,780	428,812	18,725,592	97.7%
Class A Units issued	370,252	—	370,252	0.1%
As of March 31, 2022	18,667,032	428,812	19,095,844	97.8%
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
At both March 31, 2022 and December 31, 2021, the Company had recorded a liability of $17.8 million, representing the estimated payments due to the selling unit holders under the TRA entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, approximately $4.3 million were included in accrued expenses and other liabilities at both March 31, 2022 and December 31, 2021. The Company made no payments pursuant to the TRA during either of the three months ended March 31, 2022 and 2021.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$9,455	$—	$(191)	$9,264
Fixed income securities	6,219	—	(204)	6,015
				15,279
Equity investments, at fair value
Equity securities				6,796
Mutual funds				14,945
				21,741
Total investment securities				$37,020

	December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$10,442	$—	$(135)	$10,307
Fixed income securities	7,015	—	(156)	6,859
				17,166
Equity investments, at fair value
Equity securities				6,377
Mutual funds				1,065
				7,442
Total investment securities				$24,608
Investment securities are classified as either equity investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At March 31, 2022 and December 31, 2021, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $0.5 million of net unrealized losses and $0.3 million of net unrealized gains related to investments classified as equity investments, at fair value during the three months ended March 31, 2022 and 2021, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury securities and corporate bonds to optimize cash management opportunities and for compliance with certain regulatory requirements. As of March 31, 2022 and December 31, 2021, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the three months ended March 31, 2022 and 2021.
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
The following table summarizes the hierarchy of inputs used to derive the fair value of the Company’s assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$6,796	$—	$—	$6,796
Fixed income securities	—	6,015	—	6,015
Mutual funds	14,945	—	—	14,945
U.S. Treasury securities	—	9,264	—	9,264
Total assets at fair value	$21,741	$15,279	$—	$37,020

	December 31, 2021
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$6,377	$—	$—	$6,377
Fixed income securities	—	6,859	—	6,859
Mutual funds	1,065	—	—	1,065
U.S. Treasury securities	—	10,307	—	10,307
Total assets at fair value	$7,442	$17,166	$—	$24,608

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
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the three months ended March 31, 2022.
Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued bonus and sales commissions	$11,182	$22,144
Accrued payroll and benefits	2,953	4,548
Accrued sub-transfer agent fees	472	482
Amounts payable under tax receivable agreement	4,273	4,273
Short-term operating lease liabilities	2,788	2,728
Other accruals and liabilities	4,320	2,213
Total accrued expenses and other liabilities	$25,988	$36,388

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
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $4.1 million over the remaining term of such leases. The lease terms for the five subleased operating leases end ranging from 2025 to 2028.
The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$13	$24
Interest on lease liabilities	1	2
Operating lease expense	1,183	826
Short-term lease expense	—	—
Variable lease expense	77	41
Sublease income	(186)	(165)
Total lease expense	$1,088	$728

Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$2
Finance cash flows from finance leases	$17	$16
Operating cash flows from operating leases	$1,189	$946

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$—	$—
Operating leases	$(513)	$38

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Supplemental balance sheet information related to leases as of March 31, 2022 was as follows:

(in thousands, except lease term and discount rate)	March 31, 2022
Finance Leases
Finance lease right-of-use assets (1)	$67

Accrued expenses and other liabilities	$44
Other long-term liabilities	28
Total finance lease liabilities	$72

Operating Leases
Operating lease right-of-use assets	$12,999

Accrued expenses and other liabilities	$2,788
Operating lease liabilities, non-current	12,708
Total operating lease liabilities	$15,496

Weighted average remaining lease term
Finance leases	1.56 years
Operating leases	5.45 years
Weighted average discount rate
Finance leases	4.29%
Operating leases	4.95%
_______________________
(1)Amounts included in other long-term assets within the consolidated statements of financial condition.

Maturities of lease liabilities were as follows:

Twelve month period ending March 31,	Finance Leases	Operating Leases
	(in thousands)
2023	$47	$3,524
2024	27	3,292
2025	—	3,171
2026	—	2,906
2027	—	2,871
Thereafter	—	1,924
Total lease payments	74	17,688
Less imputed interest	(2)	(2,192)
Total lease liabilities	$72	$15,496
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of March 31, 2022 and December 31, 2021, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
Merger Agreement
The Company has made customary representations and warranties in the Merger Agreement with Callodine (Note 1). The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of the Company’s business between the date of the signing of the Merger Agreement and the closing of the transactions contemplated under the Merger Agreement.
The Merger Agreement contains certain termination rights for the Company and Callodine, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by the Company, the Company will be required to pay Callodine a termination fee of $8,790,000 or upon termination of the Merger Agreement by Callodine, Callodine will be required to pay the Company a termination fee of $15,070,000 in each case under circumstances.
In addition to the foregoing termination rights, and subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by October 1, 2022.
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
Weighted average shares outstanding for periods prior to January 1, 2022 reflect the impact of the Company's restricted Class A common shares that had been granted under a prior equity plan. These awards had non-forfeitable dividend rights during their vesting period and were therefore considered participating securities under the two-class method for purposes of computing both basic and diluted earnings per share in those periods.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands, except share data)
Numerator:
Net income attributable to controlling and noncontrolling interests	$1,224	$5,964
Less: net income attributable to noncontrolling interests	38	724
Net income attributable to Manning & Napier, Inc.	$1,186	$5,240
Less: allocation to participating securities	—	38
Net income available to Class A common stock for basic EPS	$1,186	$5,202
Plus: reallocation of net income attributable to participating securities	—	5
Net income available to Class A common stock for diluted EPS	$1,186	$5,207

Denominator:
Weighted average shares of Class A common stock outstanding - basic	18,988,573	17,026,500
Dilutive effect of outstanding equity awards	2,563,364	3,246,843
Weighted average shares of Class A common stock outstanding - diluted	21,551,937	20,273,343
Net income available to Class A common stock per share - basic	$0.06	$0.31
Net income available to Class A common stock per share - diluted	$0.06	$0.26
Performance-based stock options are excluded from the calculation of diluted EPS for periods in which the associated market condition has not yet been achieved. As such, for the three months ended March 31, 2021, 288,000 unvested performance-based stock options were excluded from the calculation of diluted EPS.
For the three months ended March 31, 2021, 232,216 unvested equity awards were excluded from the calculation of diluted EPS because the effect would have been anti-dilutive.
At March 31, 2022, and 2021 there were 428,812 and 2,021,781 Class A Units of Manning & Napier Group outstanding, respectively, which, subject to certain restrictions, may be exchangeable for up to an equivalent number of shares of the Company's Class A common stock. These units were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2022 or for the three months ended March 31, 2021 because the effect would have been anti-dilutive.
Note 11—Equity-Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by shareholders prior to the consummation of the Company's 2011 initial public offering. A total of 13,142,813 equity interests were authorized for issuance, eligible to be issued in the form of Class A common stock, restricted stock units, stock options, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group. The Equity Plan expired in November 2021. As such, at March 31, 2022, there were no awards available for issuance pursuant to the Equity Plan.The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the three months ended March 31, 2022:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	3,421,611	$2.90
Granted	—	$—
Vested	(581,595)	$1.57
Forfeited	(19,737)	$1.57
Outstanding at March 31, 2022	2,820,279	$3.19
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
For the three months ended March 31, 2022 and 2021, the Company recorded approximately $0.5 million and $1.2 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during each of the three months ended March 31, 2022 and 2021 was approximately $4.6 million and $0.5 million, respectively. As of March 31, 2022, there was unrecognized compensation expense of approximately $6.9 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 3.4 years.
A summary of activity under the Equity Plan related to stock option awards during the three months ended March 31, 2022 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	500,000	$2.01
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2022	500,000	$2.01	3.4	$3,550
Exercisable at March 31, 2022	500,000	$2.01	3.4	$3,550
For the three months ended March 31, 2021, the Company recorded approximately $0.1 million of compensation expense related to stock options under the Equity Plan. As of March 31, 2022, there was no unrecognized compensation expense related to stock options.
In connection with the vesting of restricted stock units during the three months ended March 31, 2022, the Company withheld a total of 211,343 shares of Class A common stock to satisfy approximately $1.7 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
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
The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Income before provision for (benefit from) income taxes	$478	$6,667
Effective tax rate	(156.1)%	10.5%
Provision for (benefit from) income taxes	(746)	703
Provision for income taxes at statutory rate	100	1,400
Difference between tax at effective vs. statutory rate	$(846)	$(697)
The provision for (benefit from) income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. The Company recognized a reduced benefit from flow-through entities during the three months ended March 31, 2022 compared to March 31, 2021 due to a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level attributed to Manning & Napier Inc.'s increased ownership of Manning & Napier Group as of March 31, 2022 compared to March 31, 2021.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The effective rate during the three months ended March 31, 2022 and 2021 is lower than the statutory rate of 21% due to the incremental tax benefits realized from the vesting of restricted stock units during the first quarters of 2022 and 2021 and exercise of stock options during the first quarter of 2021, partially offset by the impacts from permanent differences between book and tax income, including but not limited to Section 162(m) of the IRC which limits the annual amount of deductible compensation.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers and directors and/or their affiliated entities. Pursuant to the respective investment management agreements, in some instances the Company may waive or reduce its regular advisory fees for these accounts. The aggregate value of the fees earned was less than $0.1 million for each of the three months ended March 31, 2022 and 2021. No fees were waived for the three months ended March 31, 2022 and 2021.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $10.1 million for the three months ended March 31, 2022, and $9.9 million for the three months ended March 31, 2021. Fees earned for administrative services provided were approximately $0.3 million for the three months ended March 31, 2022, and $0.2 million for the three months ended March 31, 2021, respectively. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts were approximately $0.6 million for the three months ended March 31, 2022, and $0.5 million for the three months ended March 31, 2021.
Note 14—Subsequent Events
Distribution
On April 20, 2022, the Company's Board of Directors approved a $2.0 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which less than $0.1 million was paid to the noncontrolling members of Manning & Napier Group.
Dividend on Class A common stock
On April 20, 2022, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about May 20, 2022 to shareholders of record as of May 6, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect the views of Manning & Napier, Inc. ("we," "our," or "us") with respect to, among other things, our future operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "would," "should," "could," "intends," "likely," "outlook," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words.
Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ materially from our expectations or beliefs are disclosed in the “Risk Factors” section, as well as other sections, of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, which include, without limitation: the delay in or failure to consummate the merger with Callodine Group, LLC ("Callodine"); changes in our business related to the merger with Callodine; changes in securities or financial markets or general economic conditions, including as a result of the COVID-19 pandemic or political instability and uncertainty, such as the Russian invasion of Ukraine; inflation; changes in interest rates; a decline in the performance of our products; client sales and redemption activity; any loss of an executive officer or key personnel; and changes of government policy or regulations. All forward-looking statements speak only as of the date on which they are made and we undertake no duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Market Developments
U.S. equity markets started the year from a place of all-time highs before stumbling out of the gate and hitting correction territory in early-February. Investors reacted with caution to a combination of rising inflation, tightening financial conditions, and the Russia-Ukraine invasion. Equity markets later rallied, recovering some of the lost ground, but remain off their highs for the year. Overall, market valuations softened incrementally due to market weakness and robust earnings growth; however, equities remain expensive by longer-term historical standards.
Fixed income performance was also challenged as short- to intermediate-term rates rapidly rose, inverting segments of the yield curve. An inversion does not guarantee a recession, but it is of concern as yield curve inversions have historically occurred late in economic cycles. Additionally, inflation is adding further pressure on fixed income as it continues to measure well above levels of recent cycles. In response, the Federal Reserve implemented its first rate hike in March, as well as suggested a quicker pace of monetary policy tightening going forward, signifying a later start to policy normalization. It remains to be seen whether the Fed will need to be more aggressive to adequately address the inflation problem.
As the economy progresses into a later cycle phase, we will continue monitoring the ongoing logistical hurdles constraining supply chains, wage growth data as it reflects a hotter labor market, and corporate credit spreads, which remain compressed due to excess liquidity and generally low rates. The building risks and pressures outlined above, paired with the current state of the market and economy, has led our outlook to become incrementally more cautious, and we are de-risking where applicable.

Business Updates
On March 31, 2022, the Company entered into an agreement (the "Merger Agreement") under which the Company will go private and be acquired by Callodine, with the Company continuing as the surviving corporation (the "Merger").
Pursuant to the Merger Agreement, each outstanding share of common stock of the Company and Manning & Napier Group Holdings outstanding units will be converted into the right to receive from Callodine $12.85 in cash. The proposed acquisition is expected to close in the third quarter of 2022, contingent upon shareholder approval and other customary closing conditions. For additional information about the proposed Merger and the Merger Agreement, please see the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 1, 2022.
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

Assets Under Management
Our sales efforts distinctly separate the Wealth Management clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. The table below reflects the estimated composition of our assets under management ("AUM") as of March 31, 2022, by sales channel and investment portfolio:

	March 31, 2022
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$7,980.2	$972.9	$221.7	$9,174.8
Institutional and Intermediary	6,132.1	4,479.1	863.2	11,474.4
Total	$14,112.3	$5,452.0	$1,084.9	$20,649.2
Percentage of AUM
Wealth Management	38%	5%	1%	44%
Institutional and Intermediary	30%	22%	4%	56%
Total	68%	27%	5%	100%
Percentage of portfolio by channel
Wealth Management	57%	18%	20%	44%
Institutional and Intermediary	43%	82%	80%	56%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	87%	11%	2%	100%
Institutional and Intermediary	53%	39%	8%	100%
Our wealth management channel represented 44% of our total AUM as of March 31, 2022. Blended portfolios are the most significant portion of wealth management assets, representing 87%, while equity and fixed income portfolios represent 11% and 2%, respectively.
Our institutional and intermediary channel represented 56% of our total AUM as of March 31, 2022. Blended portfolios are also the largest portion of institutional and intermediary assets at 53% of AUM, followed by equity and fixed income portfolios at 39% and 8%, respectively.
As of March 31, 2022, blended portfolios account for 68% of our total AUM at $14.1 billion, a 6% decrease from December 31, 2021 when blended assets were $15.1 billion. Blended portfolio AUM is split across distribution channels, with 57% in wealth management and 43% in institutional and intermediary. Equity portfolios account for 27% of our total AUM, at $5.5 billion, a 14% decrease from December 31, 2021 when equity portfolios were at $6.4 billion. Of equity portfolio AUM, 82% is in the institutional and intermediary channel, and 18% is in the wealth management channel. Fixed income portfolios account for 5% of total AUM at $1.1 billion, a 1% increase from December 31, 2021. The majority of fixed income assets come through the institutional and intermediary channel at 80%, and 20% in the wealth management channel.
During the three months ended March 31, 2022, our wealth management sales channel contributed 33% of our total gross client inflows, while our institutional and intermediary channel contributed 67%. Of the $0.7 billion in gross client inflows, blended asset portfolios represented 59%, while equity and fixed income portfolios represented 24% and 17%, respectively.

Results of Operations
Below is a discussion of our consolidated results of operations for the three months ended March 31, 2022 and 2021.
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
Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our sales channels for the three months ended March 31, 2022 and 2021:

	Sales Channel (4)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of December 31, 2021	$9,776.9	$12,765.7	$22,542.6	43%	57%	100%
Gross client inflows (1)	242.0	486.4	728.4
Gross client outflows (1)	(330.0)	(1,007.8)	(1,337.8)
Market appreciation/(depreciation) & other (2)	(514.1)	(769.9)	(1,284.0)
As of March 31, 2022	$9,174.8	$11,474.4	$20,649.2	44%	56%	100%
Average AUM for period	$9,381.6	$11,949.3	$21,330.9

As of December 31, 2020	$8,906.4	$11,213.0	$20,119.4	44%	56%	100%
Gross client inflows (1)	224.8	401.6	626.4
Gross client outflows (1)	(305.3)	(453.5)	(758.8)
Market appreciation/(depreciation) & other (2)(3)	391.6	761.2	1,152.8
As of March 31, 2021	$9,217.5	$11,922.3	$21,139.8	44%	56%	100%
Average AUM for period	$8,993.0	$11,454.3	$20,447.3
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $62.5 million in our wealth management channel and $367.4 million in our institutional and intermediary channel. These amounts are included above in market appreciation (depreciation) and other for the three months ended March 31, 2021.
(4)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

The following table reflects the indicated components of our AUM for our portfolios for the three months ended March 31, 2022 and 2021:

	Portfolio
	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2021	$15,074.1	$6,374.4	$1,094.1	$22,542.6	67%	28%	5%	100%
Gross client inflows (1)	426.0	176.4	126.0	728.4
Gross client outflows (1)	(564.4)	(680.6)	(92.8)	(1,337.8)
Market appreciation/(depreciation) & other (2)	(823.4)	(418.2)	(42.4)	(1,284.0)
As of March 31, 2022	$14,112.3	$5,452.0	$1,084.9	$20,649.2	69%	26%	5%	100%
Average AUM for period	$14,457.0	$5,788.2	$1,085.7	$21,330.9

As of December 31, 2020	$13,558.8	$5,545.3	$1,015.3	$20,119.4	67%	28%	5%	100%
Gross client inflows (1)	379.8	187.6	59.0	626.4
Gross client outflows (1)	(501.2)	(200.1)	(57.5)	(758.8)
Market appreciation/(depreciation) & other (2)(3)	701.1	449.8	1.9	1,152.8
As of March 31, 2021	$14,138.5	$5,982.6	$1,018.7	$21,139.8	67%	28%	5%	100%
Average AUM for period	$13,699.0	$5,719.2	$1,029.1	$20,447.3
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $281.3 million in our blended asset portfolio and $148.6 million in our equity portfolio. These amounts are included above in market appreciation (depreciation) and other for the three months ended March 31, 2021.

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 80% of our AUM as of March 31, 2022.

Key Strategies	AUM as of March 31, 2022 (in millions)	Inception Date	Annualized Returns as of March 31, 2022 (2)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,711.6	1/1/1973	2.7%	11.1%	9.2%	7.9%	9.5%
Blended Index (3)			2.6%	9.4%	8.3%	7.7%	8.8%
Core Non-U.S. Equity	$465.8	10/1/1996	(4.5)%	12.1%	9.0%	5.9%	7.6%
Benchmark: ACWIxUS Index			(1.5)%	7.5%	6.8%	5.6%	5.3%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,851.3	1/1/1973	0.9%	8.9%	7.4%	6.3%	8.7%
Blended Index (4)			0.8%	7.3%	6.6%	6.2%	8.3%
Equity-Oriented (70%-100% Equity Exposure)	$1,560.6	1/1/1993	5.6%	15.5%	13.5%	10.9%	10.4%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg U.S. Aggregate Bond			6.8%	13.7%	11.8%	10.8%	9.0%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,204.6	4/1/2000	4.2%	13.0%	10.7%	9.1%	7.7%
Blended Benchmark: 53% Russell 3000 / 17% ACWIxUS/ 30% Bloomberg U.S. Aggregate Bond			4.7%	11.6%	10.1%	9.3%	6.2%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$690.0	1/1/1995	7.0%	16.6%	14.9%	12.5%	11.7%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			9.2%	16.1%	13.7%	12.5%	9.8%
Core U.S. Equity	$304.7	7/1/2000	10.7%	19.2%	17.1%	14.0%	9.4%
Benchmark: Russell 3000			11.9%	18.2%	15.4%	14.3%	7.6%
Conservative Growth (5%-35% Equity Exposure)	$1,191.3	4/1/1992	(1.6)%	5.1%	4.5%	3.9%	5.8%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg U.S. Intermediate Aggregate Bond			(1.8)%	4.2%	4.1%	4.0%	5.9%
Aggregate Fixed Income	$184.4	1/1/1984	(3.7)%	2.3%	2.4%	2.3%	6.7%
Benchmark: Bloomberg U.S. Aggregate Bond			(4.2)%	1.7%	2.1%	2.2%	6.6%
Rainier International Small Cap	$1,055.1	3/28/2012	(3.5)%	15.3%	12.7%	12.3%	12.3%
Benchmark: MSCI ACWIxUS Small Cap Index			—%	10.2%	7.9%	7.3%	7.3%
Disciplined Value US	$1,326.5	1/1/2013	8.7%	11.6%	11.5%	N/A (1)	13.6%
Benchmark: Russell 1000 Value			11.7%	13.0%	10.3%	N/A (1)	13.6%
__________________________
(1)Performance not available given the product's inception date.
(2)Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.
(3)Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988- 3/31/2022. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russell 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg U.S. Aggregate Bond Index ("BAB").
(4)Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987, the 30/10/60 Blended Index from 01/01/1988-12/31/2019, and the 30/10/30/30 Blended Index from 01/01/2020 to 3/31/2022. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB. The 30/10/30/30 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, 30% BAB, and 30% Intermediate Aggregate Bond Index.

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

We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $5.7 billion, or 28%, of our AUM as of March 31, 2022. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $14.9 billion, or 72%, of our AUM as of March 31, 2022, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended March 31, 2022 approximately 98% of our revenue was earned from clients located in the United States.
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
•Compensation and related costs. Employee compensation and related costs represent our largest expense, including employee salaries and benefits, incentive compensation to investment and sales professionals, compensation issued under our long-term incentive plan. These costs are affected by changes in the employee headcount, the mix of existing job descriptions, competitive factors, the addition of new skill sets and variations in the level of our AUM and revenues. In addition, these costs are impacted by the amount of compensation granted under our equity plan and the amount of deferred cash awards granted under our long-term incentive plan. Incentive compensation for our research team considers the cumulative impact of both absolute and relative investment performance over historical time periods, with more weight placed on the recent periods. As such, incentive compensation paid to our research team will vary, in part, based on absolute and relative investment performance.
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

Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 97.8% in Manning & Napier Group as of March 31, 2022 and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
This management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 together with the consolidated financial statements and related notes and the other financial information that appear elsewhere in this report.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Assets Under Management
The following table reflects changes in our AUM for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Period-to-Period
	2022	2021	$	%
	(in millions)
Wealth Management (4)
Beginning assets under management	$9,776.9	$8,906.4	$870.5	10%
Gross client inflows (1)	242.0	224.8	17.2	8%
Gross client outflows (1)	(330.0)	(305.3)	(24.7)	8%
Market appreciation (depreciation) & other (2) (3)	(514.1)	391.6	(905.7)	(231)%
Ending assets under management	$9,174.8	$9,217.5	$(42.7)	—%
Average AUM for period	$9,381.6	$8,993.0	$388.6	4%
Institutional and Intermediary (4)
Beginning assets under management	$12,765.7	$11,213.0	$1,552.7	14%
Gross client inflows (1)	486.4	401.6	84.8	21%
Gross client outflows (1)	(1,007.8)	(453.5)	(554.3)	122%
Market appreciation (depreciation) & other (2) (3)	(769.9)	761.2	(1,531.1)	(201)%
Ending assets under management	$11,474.4	$11,922.3	$(447.9)	(4)%
Average AUM for period	$11,949.3	$11,454.3	$495.0	4%
Total assets under management
Beginning assets under management	$22,542.6	$20,119.4	$2,423.2	12%
Gross client inflows (1)	728.4	626.4	102.0	16%
Gross client outflows (1)	(1,337.8)	(758.8)	(579.0)	76%
Market appreciation (depreciation) & other (2) (3)	(1,284.0)	1,152.8	(2,436.8)	(211)%
Ending assets under management	$20,649.2	$21,139.8	$(490.6)	(2)%
Average AUM for period	$21,330.9	$20,447.3	$883.6	4%
________________________
(1)Transfers of client assets between portfolios are included in gross client inflows and gross client outflows.
(2)Market appreciation/(depreciation) and other includes investment gains/(losses) on assets under management, the impact of changes in foreign exchange rates and net flows from non-sales related activities including net reinvested dividends.
(3)Beginning in March 2021, AUM includes assets associated with our model-delivery business, previously classified as assets under advisement. These assets totaled $429.9 million at December 31, 2020, comprised of $62.5 million in our wealth management channel and $367.4 million in our institutional and intermediary channel. These amounts are included above in market appreciation (depreciation) and other for the three months ended March 31, 2021.
(4)AUM and gross client flows between sales channels have been estimated based upon preliminary data. For a limited portion of our mutual fund AUM, reporting by sales channel is not available at the time of this report. Such estimates have no impact on total AUM, total cash flows, or AUM by investment portfolio reported in the table above.

Our total AUM decreased by $0.5 billion from $21.1 billion at March 31, 2021 to $20.6 billion at March 31, 2022. The decrease was attributable to market appreciation of $0.6 billion, offset by net client outflows of $1.1 billion. Net client outflows consisted of approximately $0.3 billion of net outflows for wealth management and $0.8 billion for institutional and intermediary. By portfolio, the rates of change in AUM from March 31, 2021 to March 31, 2022 consisted of a $0.5 billion, or 9% decrease in our equity portfolio, a $26.2 million, or less than 1% decrease in our blended asset portfolio, and an increase of $66.2 million, or 6% in our fixed income portfolio.
We have experienced an increase in the overall rate of outflows with gross outflows of approximately $1.3 billion during the three months ended March 31, 2022, compared to $0.8 billion from the same period through March 31, 2021. This increase is mainly driven by a large termination as well as a few larger withdrawals from institutional relationships. Gross client inflows were approximately $0.7 billion during the three months ended March 31, 2022, a 16% increase compared to the same period in 2021.
The total AUM decrease of $1.9 billion, or 8%, to $20.6 billion at March 31, 2022 from $22.5 billion at December 31, 2021 was attributable to market depreciation of $1.3 billion, as well as net client cash outflows of $0.6 billion. Included in net client flows during the three months ended March 31, 2022 were net client outflows in wealth management of approximately $0.1 billion. The blended investment depreciation was 5.3% in wealth management and approximately 6.0% in institutional and intermediary. By portfolio, our $1.9 billion AUM decrease was derived from decreases of $0.9 billion, or 14%, in our equity portfolio, $1.0 billion, or 6%, in our blended asset portfolio and $9.2 million, or 1%, in our fixed income portfolio.
As of March 31, 2022, the composition of our AUM was 44% in wealth management and 56% in institutional and intermediary, consistent with March 31, 2021. The composition of our AUM across portfolios at March 31, 2022 was 69% in blended assets, 26% in equity, and 5% in fixed income, we have seen a slight increase in blended and corresponding decrease in our equity portfolios as our asset mix was 67% blended, 28% equity, and 5% fixed income assets as of March 31, 2021.
With regard to our wealth management channel, gross client inflows of $0.2 billion were offset by approximately $0.3 billion of gross client outflows during the three months ended March 31, 2022. Gross client inflows included $0.2 billion into our blended asset portfolios, and less than $0.1 billion into both our equity portfolios and fixed income portfolios. Outflows during the three months ended March 31, 2022 were $0.3 billion, with 82% from blended portfolios, 12% from equity, and 6% from fixed income portfolios, respectively. The annualized separate account retention rate was 91% for the three months ended March 31, 2022, a decrease from the 96% for the rolling twelve months ended March 31, 2022.
Net client flows from our institutional and intermediary channel consisted of gross client inflows of $0.5 billion, offset by gross client outflows of $1.0 billion during the three months ended March 31, 2022. Gross client inflows included $0.2 billion, or 48% into our blended asset portfolios, $0.1 billion or 27% into our equity portfolios and $0.1 billion or 25% into our fixed income portfolios during the three months ended March 31, 2022. With regard to institutional and intermediary client outflows, $0.3 billion, or 29%, were from blended asset portfolios, $0.6 billion or 64% were from our equity portfolios and $0.1 billion, or 7%, was from our fixed income portfolios during the three months ended March 31, 2022.

The following table sets forth our results of operations and other data for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Period-to-Period
	2022	2021	$	%
	(in thousands, except share data)
Revenues
Investment management fees	$30,827	$29,676	$1,151	4%
Distribution and shareholder servicing	2,082	2,153	(71)	(3)%
Custodial services	1,677	1,645	32	2%
Other revenue	963	677	286	42%
Total revenue	35,549	34,151	1,398	4%
Expenses
Compensation and related costs	20,707	18,874	1,833	10%
Distribution, servicing and custody expenses	2,280	2,358	(78)	(3)%
Other operating costs	11,477	6,710	4,767	71%
Total operating expenses	34,464	27,942	6,522	23%
Operating income	1,085	6,209	(5,124)	(83)%
Non-operating income (loss)
Non-operating income (loss), net	(607)	458	(1,065)	(233)%
Income before provision for income taxes	478	6,667	(6,189)	(93)%
Provision for (benefit from) income taxes	(746)	703	(1,449)	(206)%
Net income attributable to controlling and noncontrolling interests	1,224	5,964	(4,740)	(79)%
Less: net income attributable to noncontrolling interests	38	724	(686)	(95)%
Net income attributable to Manning & Napier, Inc.	$1,186	$5,240	$(4,054)	(77)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.06	$0.31
Diluted	$0.06	$0.26
Weighted average shares of Class A common stock outstanding
Basic	18,988,573	17,026,500
Diluted	21,551,937	20,273,343

Other financial and operating data
Adjusted EBITDA (1)	$3,080	$6,933
________________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including this non-GAAP measure in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.
Revenues
Our total investment management fee revenue increased by $1.2 million, or 4%, to $30.8 million for the three months ended March 31, 2022 from $29.7 million for the three months ended March 31, 2021. This increase was driven primarily by a 4% increase in our average AUM to $21.3 billion for the three months ended March 31, 2022 from $20.4 billion for the three months ended March 31, 2021. Investment management fee revenue and average AUM increased year over year within each of our sales channels as discussed below.
For our wealth management sales channel, investment management fee revenue increased by $0.8 million, or 5%, to $16.1 million for the three months ended March 31, 2022 from $15.3 million for the three months ended March 31, 2021. This increase is driven primarily by an 4% increase in our average wealth management AUM for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. As of March 31, 2022, the concentration of assets in our wealth management channel was 87% blended assets, 11% equity and 2% fixed income, compared to 87% blended assets, 10% equity and 3% fixed income at March 31, 2021.
For our institutional and intermediary sales channel, investment management fee revenue increased by $0.4 million, or 3%, to $14.7 million for the three months ended March 31, 2022 from $14.3 million for the three months ended March 31, 2021. This increase is driven primarily by a 4%, or $0.5 billion, increase in average institutional and intermediary AUM for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. As of March 31, 2022 the concentration of assets in our institutional and intermediary channel was 53% blended assets, 39% equity and 8% fixed income, compared to 52% blended assets, 42% equity and 6% fixed income as of March 31, 2021.
Distribution and shareholder servicing revenue decreased by $0.1 million, or 3%, to $2.1 million for the three months ended March 31, 2022 from $2.2 million for the three months ended March 31, 2021. This decrease was driven by a change in business mix within our mutual funds.
Custodial services revenue increased by less than $0.1 million, or 2%, to $1.7 million for the three months ended March 31, 2022 from $1.6 million for the three months ended March 31, 2021. The increase primarily relates to a corresponding increase in our collective investment trust AUM for each period.
Operating Expenses
Our operating expenses increased by $6.5 million to $34.5 million for the three months ended March 31, 2022 from $27.9 million for the three months ended March 31, 2021.
Compensation and related costs increased by $1.8 million, or 10%, to $20.7 million for the three months ended March 31, 2022 from $18.9 million for the three months ended March 31, 2021. The increase was driven by the impacts of the implementation of a deferred compensation plan during the first quarter of 2021 and the corresponding one-time savings during the initial year of implementation. When considered as a percentage of revenue, compensation and related costs was 58% for the three months ended March 31, 2022 and 55% for the three months ended March 31, 2021.
Distribution, servicing and custody expenses decreased by $0.1 million, or 3%, to $2.3 million for the three months ended March 31, 2022 from $2.4 million for the three months ended March 31, 2021. The expense decreased despite a 1% increase in mutual fund and collective investment trust average AUM for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. AUM increases were concentrated in fund share classes where the company does not incur distribution and servicing fees. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.15% for the three months ended March 31, 2022, compared to 0.17% for the three months ended March 31, 2021.
Other operating costs increased by $4.8 million to $11.5 million for the three months ended March 31, 2022 from $6.7 million for the three months ended March 31, 2021. The increase was driven primarily by a $1.9 million non-cash charge recorded in the current period for the impairment of capitalized costs in connection with hosted software arrangements as well as by increased professional fees and other merger related costs. We incurred the impairment charge after determining we would terminate portions of a software license agreement with a third-party service provider. The terminated services relate to the creation of an advisor portal and enhancement of our portfolio accounting and performance reporting functions, but do not represent a change in our strategic efforts to advance our digital transformation. We do not expect to incur future cash expenditures in connection with terminating these services. As a percentage of revenue, other operating costs for the three months ended March 31, 2022 was 32% compared to 20% for three months ended March 31, 2021.

Non-Operating Income (Loss)
Non-operating loss for the three months ended March 31, 2022 was $0.6 million, a decrease of $1.1 million, from non-operating income of $0.5 million for the three months ended March 31, 2021. The following table reflects the components of non-operating income (loss) for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Period-to-Period
	2022	2021	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(1)	$(2)	$1	44%
Interest and dividend income (1)	40	123	(83)	(67)%
Net gains (losses) on investments (2)	(646)	337	(983)	(292)%
Total non-operating income (loss)	$(607)	$458	$(1,065)	(233)%
__________________________
(1)The decrease in interest and dividend income for the three months ended March 31, 2022 compared to 2021 is attributable to a decrease in interest rates.
(2)The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation plan, will vary depending on the performance and overall amount of our investments.

Provision for Income Taxes
We recognized a benefit from income taxes of $0.7 million for the three months ended March 31, 2022, compared to a provision of $0.7 million for the three months ended March 31, 2021. In each period, we recognized a benefit for incremental tax benefits realized from the vesting of restricted stock units and the exercise of stock options in the first quarter of 2021. This change in income taxes is attributed primarily to a reduction in earnings before income taxes during the three months ended March 31, 2022 compared to 2021. This decrease in income taxes for the three months ended March 31, 2022, compared to 2021 was partially offset by a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level compared to the same period in 2021. Manning & Napier Inc.'s weighted ownership of Manning & Napier Group was 97.8% for the three months ended March 31, 2022, compared to 88.9% during the same period in 2021. This ownership increase is primarily the result of the annual exchange process between the Company and the holders of its noncontrolling interests.
Supplemental Non-GAAP Financial Information
To provide investors with greater insight into operating results, promote transparency, facilitate comparison of period-to-period results, and to allow a more comprehensive understanding of information used by management in its financial and operational decision-making, the Company supplements its consolidated statements of operations presented in accordance with accounting principles generally accepted in the United States of America ("GAAP") with non-GAAP financial measures of earnings. Please refer to the schedule in this release for a reconciliation of non-GAAP financial measures to GAAP measures.
Beginning with the release of our operating results for this quarter, we have moved away from economic income, economic net income and economic net income per adjusted share as supplemental non-GAAP measures. Given our current organizational structure and that the strategic restructuring efforts initiated in 2019 are substantially complete, we believe that the non-GAAP measure of Adjusted EBITDA is a more representative supplemental measure of our results. Management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of the Company's business in the ordinary, ongoing and customary course of its operations. Adjusted EBITDA is not presented in accordance with GAAP, and removes the impact of interest, taxes, depreciation, amortization, and net gain (loss) on the tax receivable agreement (if any). Adjusted EBITDA also adds back net income (loss) attributable to the noncontrolling interests and assumes all income of Manning & Napier Group, LLC is allocated to the Company. Non-GAAP measures for prior periods have been revised to conform to the current period presentation.
Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP financial measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended March 31,
	2022	2021
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$1,186	$5,240
Add back: Net income attributable to noncontrolling interests	38	724
Add back: Provision for (benefit from) income taxes	(746)	703
Income before provision for income taxes	$478	$6,667
Add back: Interest income and expense, net	(19)	(108)
Add back: Depreciation	247	270
Add back: Amortization (1)	2,374	105
EBITDA	3,080	6,934
Add back: Change in liability under tax receivable agreement	—	—
Adjusted EBITDA	$3,080	$6,934
________________________
(1)Amortization for the three months ended March 31, 2022 includes a $1.9 million non-cash charge recorded for the impairment of existing internal-use software.
Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations and cash and cash equivalents on hand. Our financial condition at March 31, 2022 was highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investment securities held by us for the purpose of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$51,738	$73,489
Accounts receivable	11,140	13,851
Investment securities	37,020	24,608
Amounts payable under tax receivable agreement (1)	$17,772	$17,772
________________________
(1)In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of March 31, 2022 and December 31, 2021, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.
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
On February 6, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. The authority to repurchase shares will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2022. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements. It is possible that no shares will be repurchased. The repurchase program may be modified, discontinued or suspended at any time. The Company currently intends to fund the program through cash on hand and future cash flow.
On March 2, 2022, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on March 30, 2022 to shareholders of record as of March 16, 2022. On April 20, 2022, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about May 20, 2022 to shareholders of record as of May 6, 2022. These cash dividends on our Class A common stock were, and any future dividends would be, funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations.
As of March 31, 2022, a total of 428,812 units of Manning & Napier Group were held by the noncontrolling interests, including M&N Group Holdings. Pursuant to the terms of the annual exchange process, such units may be tendered for exchange or redemption.
With approximately $88.8 million in cash and investment securities on hand as of March 31, 2022, we expect that we have sufficient liquidity available to meet our needs for the foreseeable future. We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements.
Cash Flows
The following table sets forth our cash flows for the three months ended March 31, 2022 and 2021. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, purchases of treasury stock, dividends paid on our Class A common stock, payment of shares withheld to satisfy withholding requirements and purchases of Class A units held by noncontrolling interests of Manning & Napier Group.

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(5,589)	$(5,727)
Net cash used in investing activities	(13,465)	(64)
Net cash used in financing activities	(2,697)	(6,649)
Net change in cash and cash equivalents	$(21,751)	$(12,440)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Operating Activities
Operating activities used $5.6 million and $5.7 million of net cash for the three months ended March 31, 2022 and 2021, respectively. This overall $0.1 million decrease in net cash used in operating activities for the three months ended March 31, 2022 compared to 2021 was attributed to a decrease in net income after adjustment for non-cash items of approximately $2.6 million during the three months ended March 31, 2022 compared to the same period of 2021. The decrease in net income after adjustment for non-cash items of $5.4 million during the three months ended March 31, 2022 compared to $8.0 million during the same period in 2021 was driven by lower revenues resulting from a decrease in our average AUM. This decrease in net cash used in operating activities was partially offset by changes in operating assets and operating liabilities of approximately $2.8 million, driven by the timing and amount of payments of accrued incentive compensation.

Investing Activities
Investing activities used $13.5 million and $0.1 million of net cash for the three months ended March 31, 2022 and 2021, respectively. This change was driven by a decrease in cash from investing activities of $13.1 million due to our funding of and timing of activity within our investment securities. During the three months ended March 31, 2022, we used approximately $13.2 million, net, from the purchase, sale and maturity of investment securities compared to using $0.1 million in the same period of 2021, primarily related to the funding of long term incentive awards and deferred compensation granted during the three months ended March 31, 2022 and invested in selected Manning & Napier mutual funds. We used approximately $0.3 million and less than $0.1 million of cash for the purchases of property and equipment during the three months ended March 31, 2022 and 2021, respectively.
Financing Activities
Financing activities used $2.7 million and $6.6 million of net cash for the three months ended March 31, 2022 and 2021, respectively. This overall $4.0 million decrease is primarily the result of a decrease in cash used for the purchase of treasury shares under the share repurchase program. We used cash of $3.0 million during the three months ended March 31, 2021 to repurchase shares whereas we did not purchase any shares during the three months ended March 31, 2022. In addition, we used cash of $1.7 million and $3.3 million during the three months ended March 31, 2022 and 2021, respectively, for the payment of shares withheld to satisfy withholding requirements in connection with the vesting of restricted stock units and exercise of stock options. This decrease in cash used is attributed to the timing and amount of restricted stock units vesting and stock options exercised during the respective periods. This decrease in cash used was partially offset by an increase in cash used of approximately $1.0 million for dividends paid on Class A common stock as we did not pay cash dividends during the three months ended March 31, 2021.
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
On March 2, 2022, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on March 30, 2022 to shareholders of record as of March 16, 2022.
On April 20, 2022, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about May 20, 2022 to shareholders of record as of May 6, 2022.
The declaration and payment of all future dividends, if any, will be at the sole discretion of our Board of Directors. In determining the amount of any future dividends, our Board of Directors will take into account:
•the financial results of Manning & Napier Group;
•our available cash, as well as anticipated cash requirements, including any debt servicing and payments required under the TRA or the Exchange Agreement;
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
On April 20, 2022, the Company's Board of Directors approved a $2.0 million distribution from Manning & Napier Group to Manning & Napier and the noncontrolling interests of Manning & Napier Group, of which less than $0.1 million will be paid to the noncontrolling members of Manning & Napier Group.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company," we are not required to provide this information.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1A. Risk Factors
We have set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2021 risk factors relating to our business, our industry, our structure and our Class A common stock. Readers of this Quarterly Report on Form 10-Q are referred to such Item 1A for a more complete understanding of risks concerning our company. Except as discussed below, there have been no material changes in our risk factors since those published in such Form 10-K for the year ended December 31, 2021.
The announcement and pendency of the Merger may adversely affect our business and results of operations.
Uncertainty about the effect of the transactions contemplated by the Merger Agreement on our employees, clients, and other parties may have an adverse effect on our business or results of operations regardless of whether the Merger is completed. These risks include, but are not limited to, the following, all of which could be increased by a delay in or abandonment of the Merger:
•our ability to attract, retain, and motivate employees, including key personnel, could be impaired;
•significant management time and resources could be diverted to the consummation of the Merger instead of our day-to-day operations;
•relationships with clients and other business partners could be affected;
•clients may choose to withdraw their funds from our investment solutions instead of consenting to the assignment of their agreements with us to Callodine Midco, Inc (the "Parent");
•we may not be able to pursue alternative business opportunities or make appropriate changes to our business;
•litigation relating to the Merger could arise; and
•significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger have been and may continue to be incurred.

The pendency of the Merger may also exacerbate other risks discussed elsewhere in the "Risk Factors" section of the Form 10-K, any of which could have a material effect on us.
Failure to consummate the Merger within the expected timeframe, or at all, could have a material adverse impact on our business, financial condition, results of operations and the price of our Class A Common Stock.
There can be no assurance that the proposed Merger will be consummated. The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including the affirmative vote of at least a majority of combined voting power of our outstanding shares, the approval of new investment advisory agreements for our clients, the approval of the Bank Commissioner of New Hampshire, the expiration or termination of the Hart-Scott-Rodino waiting period, the approval of the Financial Industry Regulatory Authority of a continuing membership application by Manning & Napier Investor Services, Inc., and other customary closing conditions. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent them from occurring at all. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.
The Merger Agreement also provides that the Merger Agreement may be terminated by us or by Parent under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we would be required to pay Parent a termination fee equal to $8,790,000. If we are required to make this payment, doing so would materially adversely affect our business, financial condition and results of operations.
Our failure to consummate the Merger could result in negative publicity and a negative impression of our company among our clients and in the investment and business community in general. Further, any disruptions to our business resulting from the proposed acquisition, including any adverse changes in our relationships with our clients and employees, could continue or accelerate in the event that the Merger is not completed. In addition, if the transactions contemplated by the Merger Agreement are not completed, and there are no other parties willing and able to acquire us at a price of $12.85 per share or higher, on terms acceptable to us, the share price of our Class A Common Stock would likely decline. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken in the absence of the transactions contemplated by the Merger Agreement.

Our failure to comply with applicable regulatory requirements associated with the transaction could adversely impact the Company’s ongoing business, financial condition, financial results and stock price.
The Merger is subject to the expiration or termination of applicable antitrust waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Act relating to the completion of the Merger must have expired or been terminated and any authorization or consent from a governmental authority required to be obtained with respect to the Merger must have been obtained. The terms and conditions of the authorizations and consents that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the Merger.
In addition, at any time before or after the completion of the Merger, and notwithstanding the termination of applicable waiting periods, the applicable U.S. regulatory authorities or any state attorney general could take such action under antitrust laws as such party deems necessary or desirable in the public interest. Such action could include, among other things, seeking to enjoin the completion of the Merger. In addition, in some circumstances, a third party could initiate a private action challenging, seeking to enjoin, or seeking to impose conditions on the Merger. Parent and the Company may not prevail and may incur significant costs in defending or settling any such action.
There can be no assurance that the conditions to the completion of the Merger set forth in the Merger Agreement relating to applicable regulatory requirements will be satisfied.
Litigation related to the Merger may prevent the Merger from being consummated at all or within the expected timeframe and may result in substantial costs to us.
Litigation is common in connection with sales of publicly traded companies similar to us. We and our directors and officers may become parties to lawsuits relating to the Merger, which, even if these lawsuits are without merit, could be time consuming, expensive and divert the attention of our management from operating our business. Stockholder litigation challenging the proposed Merger may delay completion of the Merger in the expected timeframe or at all, particularly if the plaintiffs in any such litigation are successful in obtaining an injunction prohibiting the parties from consummating the Merger on the terms contemplated by the Merger Agreement. If we experience the potential consequences of any of the foregoing risks, our results of operations, financial condition and prospects could be materially and adversely affected.
The Merger Agreement contains provisions that could discourage a potential competing transaction.
Under the terms of the Merger Agreement, after the 40-day go-shop process, we have agreed not to solicit or encourage discussions with third parties regarding other acquisition proposals; provided that we may under certain circumstances and in compliance with certain obligations, provide non-public information and engage in discussions and negotiations with respect to an unsolicited acquisition proposal that constitutes or is reasonably expected to lead to a proposal that is superior to Parent’s proposal. We are subject to certain restrictions on our ability to respond to such proposals, except in circumstances permitted by the Merger Agreement. In the event that we receive a competing proposal from a third party that our Board of Directors concludes in good faith is superior to Parent’s proposal, we must notify Parent of that proposal and negotiate in good faith with Parent prior to recommending any such competing proposal to our stockholders. In the event that we were to accept a competing proposal, or our Board of Directors otherwise determines that completing the Merger would not be in the best interest of our stockholders, we would be required to pay a termination fee equal to $8,790,000. We may still owe the $8,790,000 termination fee to Parent if the Merger Agreement is terminated by the Parent because we breached the Merger Agreement or the Board recommends a proposal superior to Parent’s proposal to our stockholders, and if we engage in certain transactions within 12 months after the termination of the Merger Agreement.
These provisions could discourage potential bids or offers from other third parties, including third parties that might otherwise be willing to offer consideration with a higher value than the $12.85 per share payable by Parent pursuant to the Merger Agreement. In addition, if the Merger Agreement is terminated and we decide to pursue another business combination transaction, we may be unable to negotiate a transaction with another party on terms comparable to those contemplated by the Merger Agreement.
Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our Class A Common Stock, which entitles them to the cash consideration in the Merger, and restricted stock units, which would be canceled and replaced with an equivalent award of an affiliate of the Parent (“TopCo”). In addition, our executive officers may have certain rights to severance and other payments in the event that their employment is terminated following the consummation of the contemplated Merger.

Our executive officers who hold shares of Class A Common Stock entered into a support agreement (“Support Agreement”), pursuant to which they have agreed to vote each of the shares they beneficially own in favor of the Merger, the approval of the Merger Agreement and any other matters necessary for the consummation of the Merger and other transactions contemplated by the Merger Agreement.
In particular, our Chairman and Chief Executive Officer has interests in the Merger that may differ from our stockholders generally. Mr. Mayer entered into a rollover agreement with Parent pursuant to which Mr. Mayer agreed to contribute (at the closing of the Merger) 175,902 shares of Class A Common Stock and 500,000 options to purchase Class A Common Stock to TopCo in exchange for equity interests and options in TopCo. Mr. Mayer also entered into the Support Agreement. Finally, Mr. Mayer entered into an employment agreement with Parent, effective as of the closing of the Merger (“Employment Agreement”). Pursuant to the Employment Agreement, Mr. Mayer will (i) serve as chief executive officer of the surviving company following the closing of the Merger, (ii) receive a base salary of $600,000 per annum, (iii) be eligible to receive a cash bonus with a target range for 2022 of between $3,000,000 to $3,500,000, and (iv) be eligible to participate in the surviving company’s employee benefits plans. The Employment Agreement also provides that if Mr. Mayer’s employment is terminated by the employer without cause, or if Mr. Mayer resigns for good reason, Mr. Mayer will receive cash severance in the amount of $5 million payable over the two-year period following the termination date. In addition, the Employment Agreement provides for up to 40% of each annual incentive to be deferred and paid in the form of a vested award pursuant to the Company’s deferred incentive compensation program and/or one or more employer equity instruments.
We are subject to contractual restrictions while the Merger is pending.
The Merger Agreement generally requires us to operate our business in the ordinary course of business consistent with past practice, but restricts us from taking specified actions while the Merger is pending without the consent of Parent, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, enter into, modify, or terminate certain contracts, repurchase or issue securities, declare or pay dividends or distributions over specified limits, incur certain indebtedness, accelerate or increase the compensation of certain employees, among other customary restrictions. These restrictions may prevent us from pursuing attractive business opportunities or responding effectively and/or timely to competitive pressures and industry developments that may arise prior to the completion of the pending Merger or otherwise adversely affect our ability to execute on our business strategy, which could adversely affect our business or financial condition.

Item 6. Exhibits

Exhibit No.	Description
2.1
Merger Agreement, dated March 31, 2022, by and among, Callodine Midco, Inc., Callodine Merger Sub, Inc., Callodine Merger Sub, LLC, Manning & Napier, Inc., and Manning & Napier Group, LLC is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2022

10.1	Support Agreement, dated March 31, 2022, by and among Callodine MidCo, Inc. and executive officers of Manning & Napier, Inc.

10.2	Rollover Agreement, dated March 31, 2022, by and among Callodine MN Holdings, Inc. and Marc Mayer

10.3*	Employment Agreement, dated March 31, 2022, by and among Callodine MidCo, Inc. and Marc Mayer

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (included in Exhibit 101)
* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: May 10, 2022	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial and accounting officer)