Form 10-Q
period 2022-06-30
Manning & Napier, Inc.
filed 2022-08-09
CIK 1524223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-Q
_____________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2022
Class A common stock, $0.01 par value per share	19,124,332

i

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Manning & Napier, Inc.
Consolidated Statements of Financial Condition
(U.S. dollars in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$61,582	$73,489
Accounts receivable	9,499	13,851
Investment securities	34,814	24,608
Prepaid expenses and other assets	14,812	17,147
Total current assets	120,707	129,095
Property and equipment, net	2,107	2,109
Operating lease right-of-use assets	12,431	14,457
Net deferred tax assets, non-current	16,785	17,859
Goodwill	4,829	4,829
Other long-term assets	2,990	3,074
Total assets	$159,849	$171,423

Liabilities
Accounts payable	$2,067	$1,791
Accrued expenses and other liabilities	26,932	36,388
Deferred revenue	11,795	12,963
Total current liabilities	40,794	51,142
Operating lease liabilities, non-current	11,998	14,226
Amounts payable under tax receivable agreement, non-current	13,503	13,499
Other long-term liabilities	151	155
Total liabilities	66,446	79,022
Commitments and contingencies (Note 9)
Shareholders’ equity
Class A common stock, $0.01 par value; 300,000,000 shares authorized; 19,873,337 and 19,124,332 shares issued and outstanding at June 30, 2022, 19,503,085 and 18,754,080 shares issued and outstanding at December 31, 2021	199	195
Treasury stock, at cost, 749,005 shares at June 30, 2022 and December 31, 2021	(5,666)	(5,666)
Additional paid-in capital	104,062	104,740
Retained deficit	(3,951)	(5,569)
Accumulated other comprehensive loss	(344)	(337)
Total shareholders’ equity	94,300	93,363
Noncontrolling interests	(897)	(962)
Total shareholders’ equity and noncontrolling interests	93,403	92,401
Total liabilities, shareholders’ equity and noncontrolling interests	$159,849	$171,423
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Operations
(U.S. dollars in thousands, except share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues
Investment management fees	$29,292	$31,252	$60,119	$60,928
Distribution and shareholder servicing	1,945	2,236	4,027	4,389
Custodial services	1,588	1,721	3,265	3,366
Other revenue	972	868	1,935	1,545
Total revenue	33,797	36,077	69,346	70,228
Expenses
Compensation and related costs	14,542	18,347	35,249	37,221
Distribution, servicing and custody expenses	2,177	2,497	4,457	4,855
Other operating costs	9,973	7,463	21,450	14,173
Total operating expenses	26,692	28,307	61,156	56,249
Operating income	7,105	7,770	8,190	13,979
Non-operating income (loss)
Interest expense	(2)	(1)	(3)	(3)
Interest and dividend income	(41)	108	(1)	231
Change in liability under tax receivable agreement	11	(228)	11	(228)
Net gains (losses) on investments	(2,569)	377	(3,215)	714
Total non-operating income (loss)	(2,601)	256	(3,208)	714
Income before provision for income taxes	4,504	8,026	4,982	14,693
Provision for income taxes	2,064	1,285	1,318	1,988
Net income attributable to controlling and noncontrolling interests	2,440	6,741	3,664	12,705
Less: net income attributable to noncontrolling interests	96	816	134	1,540
Net income attributable to Manning & Napier, Inc.	$2,344	$5,925	$3,530	$11,165

Net income per share available to Class A common stock
Basic	$0.12	$0.35	$0.19	$0.65
Diluted	$0.11	$0.29	$0.16	$0.55
Weighted average shares of Class A common stock outstanding
Basic	19,124,332	16,956,265	19,056,827	16,991,188
Diluted	21,833,563	20,314,285	21,730,594	20,290,914
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income attributable to controlling and noncontrolling interests	$2,440	$6,741	$3,664	$12,705
Net unrealized holding gains (losses) on investment securities, net of tax	86	(60)	(7)	(52)
Reclassification adjustment for net realized losses on investment securities included in net income	7	(23)	16	74
Comprehensive income	$2,533	$6,658	$3,673	$12,727
Less: Comprehensive income attributable to noncontrolling interests	105	789	150	1,611
Comprehensive income attributable to Manning & Napier, Inc.	$2,428	$5,869	$3,523	$11,116

The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Shareholders’ Equity
(U.S. dollars in thousands, except share data)
(Unaudited)

	Common Stock – Class A		Treasury Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Three months ended June 30, 2022
Balance—March 31, 2022	19,124,332	$199	749,005	$(5,666)	$103,567	$(5,339)	$(428)	$(962)	$91,371
Net income	—	—	—	—	—	2,344	—	96	2,440
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	84	2	86
Equity-based compensation	—	—	—	—	495	—	—	12	507
Dividends declared on Class A common stock - $0.05 per share	—	—	—	—	—	(956)	—	—	(956)
Balance—June 30, 2022	19,124,332	$199	749,005	$(5,666)	$104,062	$(3,951)	$(344)	$(897)	$93,403

Six months ended June 30, 2022
Balance—December 31, 2021	18,754,080	$195	749,005	$(5,666)	$104,740	$(5,569)	$(337)	$(962)	$92,401
Net income	—	—	—	—	—	3,530	—	134	3,664
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(90)	(90)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(7)	—	(7)
Common stock issued under equity compensation plan, net of forfeitures	370,252	4	—	—	(4)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(1,640)	—	—	(38)	(1,678)
Equity-based compensation	—	—	—	—	1,001	—	—	24	1,025
Dividends declared on Class A common stock - $0.10 per share	—	—	—	—	—	(1,912)	—	—	(1,912)
Impact of changes in ownership of Manning & Napier Group, LLC (Note 4)	—	—	—	—	(35)	—	—	35	—
Balance—June 30, 2022	19,124,332	$199	749,005	$(5,666)	$104,062	$(3,951)	$(344)	$(897)	$93,403

	Common Stock – Class A		Treasury Stock		Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non Controlling Interests
	Shares	Amount	Shares	Amount					Total
Three months ended June 30, 2021
Balance—March 31, 2021	17,010,797	$174	412,405	$(2,987)	$110,182	$(23,586)	$(228)	$(6,785)	$76,770
Net income	—	—	—	—	—	5,925	—	816	6,741
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(277)	(277)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(56)	(4)	(60)
Common stock issued under equity compensation plan, net of forfeitures	191,064	2	—	—	(2)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(2,233)	—	—	(20)	(2,253)
Equity-based compensation	—	—	—	—	872	—	—	4	876
Purchases of treasury stock	(301,260)	—	301,260	(2,350)	—	—	—	—	(2,350)
Cost of issuing common stock	—	—	—	—	(56)	—	—	—	(56)
Impact of changes in ownership of Manning & Napier Group, LLC	1,592.969	16	—	—	(4,981)	—	—	4,965	—
Deferred tax impacts from transactions with shareholders	—	—	—	—	620	—	—	—	620
Balance—June 30, 2021	18,493,570	$192	713,665	(5,337)	$104,402	$(17,661)	$(284)	$(1,301)	$80,011

Six months ended June 30, 2021
Balance—December 31, 2020	16,989,943	$170	—	$—	$111,848	$(28,826)	$(235)	$(7,200)	$75,757
Net income	—	—	—	—	—	11,165	—	1,540	12,705
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(572)	(572)
Net changes in unrealized investment securities gains or losses	—	—	—	—	—	—	(49)	(3)	(52)
Common stock issued under equity compensation plan, net of forfeitures	624,323	6	—	—	(6)	—	—	—	—
Shares withheld to satisfy tax withholding requirements related to equity awards	—	—	—	—	(4,814)	—	—	(343)	(5,157)
Equity-based compensation	—	—	—	—	1,963	—	—	140	2,103
Cost of issuing common stock	—	—	—	—	(56)	—	—	—	(56)
Purchases of treasury stock	(713,665)	—	713,665	(5,337)	—	—	—	—	(5,337)
Impact of changes in ownership of Manning & Napier Group, LLC	1,592.969	16	—	—	(5,153)	—	—	5,137	—
Deferred tax impacts from transactions with shareholders	—	—	—	—	620	—	—	—	620
Balance—June 30, 2021	18,493,570	$192	713,665	$(5,337)	$104,402	$(17,661)	$(284)	$(1,301)	$80,011
The accompanying notes are an integral part of these consolidated financial statements.

Manning & Napier, Inc.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income attributable to controlling and noncontrolling interests	$3,664	$12,705
Adjustment to reconcile net income to net cash provided by operating activities:
Equity-based compensation	1,025	2,103
Depreciation and amortization	3,252	909
Change in amounts payable under tax receivable agreement	(11)	228
Impairment of long-lived assets	430	—
Net losses (gains) on investment securities	3,215	(714)
Deferred income taxes	1,074	1,240
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Accounts receivable	4,353	(619)
Prepaid expenses and other assets	(441)	1,215
Other long-term assets	1,122	1,261
Accounts payable	276	130
Accrued expenses and other liabilities	(9,529)	(9,226)
Deferred revenue	(1,168)	1,459
Other long-term liabilities	(1,633)	(1,434)
Net cash provided by operating activities	5,629	9,257
Cash flows from investing activities:
Purchase of property and equipment	(396)	(53)
Sale of investments	10,958	5,369
Purchase of investments	(29,540)	(6,157)
Proceeds from maturity of investments	5,155	1,250
Net cash provided by (used in) investing activities	(13,823)	409
Cash flows from financing activities:
Distributions to noncontrolling interests	(90)	(572)
Dividends paid on Class A common stock	(1,912)	—
Payment of shares withheld to satisfy withholding requirements	(1,678)	(5,602)
Purchases of treasury stock	—	(5,337)
Payment of capital lease obligations	(33)	(18)
Payment of issuing common stock costs	—	(56)
Net cash used in financing activities	(3,713)	(11,585)
Net decrease in cash and cash equivalents	(11,907)	(1,919)
Cash and cash equivalents:
Beginning of period	73,489	57,635
End of period	$61,582	$55,716
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
The Company was incorporated in 2011 as a Delaware corporation, and is the sole managing member of Manning & Napier Group, LLC and its subsidiaries (“Manning & Napier Group”), a holding company for the investment management businesses conducted by its operating subsidiaries. The diagram below depicts the Company's organizational structure as of June 30, 2022.
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
Pursuant to the Merger Agreement, each outstanding share of common stock of the Company and Manning & Napier Group Holdings outstanding units will be converted into the right to receive from Callodine $12.85 in cash. The Company's shareholders approved the Merger on August 3, 2022. The proposed acquisition is expected to close in the third quarter of 2022, contingent upon customary closing conditions.
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
Principles of Consolidation
The Company consolidates all majority-owned subsidiaries. As of June 30, 2022, Manning & Napier holds an economic interest of approximately 97.8% in Manning & Napier Group and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest on its consolidated statements of financial condition with respect to the remaining economic interest in Manning & Napier Group held by M&N Group Holdings.
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
The Company provides seed capital to its investment teams to develop new strategies and services for its clients. The original seed investment may be held in a separately managed account, comprised solely of the Company's investments or within a mutual fund, where the Company's investments may represent all or only a portion of the total equity investment in the mutual fund. Pursuant to U.S. GAAP, the Company evaluates its investments in mutual funds on a regular basis and consolidates such mutual funds for which it holds a controlling financial interest. When no longer deemed to hold a controlling financial interest, the Company would deconsolidate the fund and classify the remaining investment as either an equity method investment, equity investments, at fair value, or as trading securities, as applicable. As of June 30, 2022 and December 31, 2021, the Company did not have investments classified as an equity method investment.
The Company serves as the investment adviser for Manning & Napier Fund, Inc. series of mutual funds (the “Fund”), Exeter Trust Company Collective Investment Trusts (“CIT”) and Rainier Multiple Investment Trust. The Fund, CIT and Rainier Multiple Investment Trust are legal entities, the business and affairs of which are managed by their respective boards of directors. As a result, each of these entities is a VOE. The Company holds, in limited cases, direct investments in a mutual fund (which are made on the same terms as are available to other investors) and consolidates each of these entities where it has a controlling financial interest or a majority voting interest. The Company's investments in the Fund amounted to approximately $13.1 million as of June 30, 2022 and $1.1 million as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company did not have a controlling financial interest in any mutual fund.
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
Property, Equipment, Software and Depreciation
Property and equipment is presented net of accumulated depreciation of approximately $8.9 million and $8.6 million as of June 30, 2022 and December 31, 2021, respectively.
Capitalized implementation costs for software hosting arrangements are included within prepaid expenses and other assets on the Company's statements of financial condition and totaled approximately $5.7 million and $7.0 million, net of accumulated amortization, as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022, the Company recognized a $1.9 million charge for the impairment of certain internal and external costs capitalized in connection with hosted software arrangements, which is reflected within other operating costs in the statements of operations. This impairment charge was recorded subsequent to the Company's determination that portions of a software license agreement with a third-party service provider would be terminated. As such, the Company concluded that capitalized costs associated with the terminated services would not ultimately be completed and placed into service. The Company does not expect to incur future cash expenditures in connection with terminating these services.

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
The Company entered into a sublease agreement in the first quarter of 2022 for a portion of the Company's currently occupied office space, triggering a change in the way the leased asset is utilized by the Company. The subleased space was determined to be a separate asset group from the remaining office space leased by the Company, and as such represents a distinct ROU asset and lease liability. The Company assessed recoverability of the asset group by comparing the undiscounted future net cash flows expected to result from the asset group to its carrying value. The carrying value exceeded the undiscounted future net cash flows of the asset, and an impairment loss of approximately $0.5 million was recognized during the six months ended June 30, 2022 as the difference between the net book value and the fair value of the asset group.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 3—Revenue
Disaggregated Revenue
The following table represents the Company’s wealth management and institutional and intermediary investment management revenue by investment portfolio during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$14,272	$7,849	22,121	$14,215	$8,346	$22,561
Equity	1,273	5,231	6,504	1,784	6,374	8,158
Fixed Income	115	552	667	112	421	533
Total	$15,660	$13,632	$29,292	$16,111	$15,141	$31,252

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
	(in thousands)
Blended Asset	$28,941	$16,146	$45,087	$27,849	$16,414	$44,263
Equity	2,634	11,152	13,786	3,392	12,239	15,631
Fixed Income	225	1,021	1,246	218	816	1,034
Total	$31,800	$28,319	$60,119	$31,459	$29,469	$60,928

Accounts Receivable
Accounts receivable as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accounts receivable - third parties	$5,387	$8,119
Accounts receivable - affiliated mutual funds and collective investment trusts	4,112	5,732
Total accounts receivable	$9,499	$13,851
Accounts receivable represents the Company's unconditional rights to consideration arising from its performance under separately managed account, mutual fund and collective investment trust, distribution and shareholder servicing, and custodial service contracts. Accounts receivable balances do not include an allowance for doubtful accounts nor has any significant bad debt expense attributable to accounts receivable been recorded during the three and six months ended June 30, 2022 or 2021.
Advisory and Distribution Agreements
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $9.3 million and $19.4 million for the three and six months ended June 30, 2022, respectively, and approximately $10.6 million and $20.5 million for the three and six months ended June 30, 2021, respectively, which represents greater than 25% of revenue in each period. The following provides amounts due from affiliated mutual funds and collective investment trusts reported within accounts receivable in the consolidated statements of financial condition as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Affiliated mutual funds	$3,021	$4,309
Affiliated collective investment trusts	1,091	1,423
Accounts receivable - affiliated mutual funds and collective investment trusts	$4,112	$5,732

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Contract assets and liabilities
Accrued accounts receivable: Accrued accounts receivable represents the Company's contract asset for revenue that has been recognized in advance of billing separately managed account contracts. Consideration for the period billed in arrears is dependent on the client’s AUM on a future billing date and therefore conditional as of the reporting period end. During the six months ended June 30, 2022, revenue was decreased by less than $0.1 million for changes in transaction price. Accrued accounts receivable of approximately $0.3 million is reported within prepaid expenses and other assets in the consolidated statements of financial condition for both June 30, 2022 and December 31, 2021.
Deferred revenue: Deferred revenue is recorded when consideration is received or unconditionally due in advance of providing services to the Company's customer. Revenue recognized during the six months ended June 30, 2022 that was included in deferred revenue at the beginning of the period was approximately $12.8 million.
Costs to obtain a contract: Under compensation plans in effect for periods prior to January 1, 2020, certain incremental first year commissions directly associated with new customer contracts were capitalized and amortized on a straight-line basis over an estimated customer contract period of 3 to 7 years. The total net asset as of June 30, 2022 and December 31, 2021 was approximately $0.4 million and $0.5 million, respectively. Amortization expense included in compensation and related costs totaled less than $0.1 million for the three and six months ended June 30, 2022 and approximately $0.1 million for the three and six months ended June 30, 2021. An impairment loss is recorded for contract acquisition costs related to client contracts that cancel during the period. These impairment losses totaled less than $0.1 million for the three and six months ended June 30, 2022 and June 30, 2021.
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
The following table provides a reconciliation from “Income before provision for income taxes” to “Net income attributable to Manning & Napier, Inc.”:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Income before provision for income taxes	$4,504	$8,026	$4,982	$14,693
Less: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	182	(218)	(1,137)	(211)
Income before provision for income taxes, as adjusted	4,322	8,244	6,119	14,904
Controlling interest percentage (2)	97.8%	90.1%	97.8%	89.6%
Income before provision for income taxes attributable to controlling interest	4,225	7,426	5,982	13,347
Plus: income (loss) before provision for income taxes of Manning & Napier, Inc. (1)	182	(218)	(1,137)	(211)
Income before provision for income taxes attributable to Manning & Napier, Inc.	4,407	7,208	4,845	13,136
Less: provision for income taxes of Manning & Napier, Inc.(3)	2,063	1,283	1,315	1,971
Net income attributable to Manning & Napier, Inc.	$2,344	$5,925	$3,530	$11,165
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
(3)The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Manning & Napier, Inc. and (ii) the provision for (benefit from) income taxes of Manning & Napier, Inc. which

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
includes all U.S. federal and state income taxes. The consolidated provision for income taxes was approximately $2.1 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $1.3 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, a total of 428,812 units of Manning & Napier Group were held by the noncontrolling interests. Pursuant to the terms of the exchange agreement entered into at the time of the Company's initial public offering ("Exchange Agreement"), such units may be tendered for exchange or redemption. For any units exchanged, the Company may (i) pay an amount of cash equal to the number of tendered units multiplied by the value of one share of the Company's Class A common stock less a market discount and expected expenses, or, at the Company's election, (ii) issue shares of the Company's Class A common stock on a one-for-one basis, subject to customary adjustments. As the Company receives units of Manning & Napier Group that are exchanged, the Company's ownership of Manning & Napier Group will increase.
During the six months ended June 30, 2022, Class A common stock was issued under the Company's 2011 Equity Compensation Plan (the "Equity Plan") for which Manning & Napier, Inc. acquired an equivalent number of Class A units of Manning & Napier Group.
The following is the impact to the Company's equity ownership interest in Manning & Napier Group for the six months ended June 30, 2022:

	Manning & Napier Group Class A Units Held
	Manning & Napier	Noncontrolling Interests	Total	Manning & Napier Ownership %
As of December 31, 2021	18,296,780	428,812	18,725,592	97.7%
Class A Units issued	370,252	—	370,252	0.1%
As of June 30, 2022	18,667,032	428,812	19,095,844	97.8%
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
At June 30, 2022 and December 31, 2021, the Company had recorded a liability of $17.2 million and $17.8 million, respectively, representing the estimated payments due to the selling unit holders under the TRA entered into between Manning & Napier and the other holders of Class A Units of Manning & Napier Group. Of these amounts, approximately $3.7 million and $4.3 million were included in accrued expenses and other liabilities at June 30, 2022 and December 31, 2021, respectively. The Company made payments of approximately $0.6 million pursuant to the TRA during the six months ended June 30, 2022. The Company made no payments pursuant to the TRA during the six months ended June 30, 2021.
Obligations pursuant to the TRA are obligations of Manning & Napier. They do not impact the noncontrolling interests. These obligations are not income tax obligations. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Note 5—Investment Securities
The following represents the Company’s investment securities holdings as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$9,119	$—	$(126)	$8,993
Fixed income securities	6,960	—	(189)	6,771
				15,764
Equity investments, at fair value
Equity securities				5,933
Mutual funds				13,117
				19,050
Total investment securities				$34,814

	December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities
U.S. Treasury securities	$10,442	$—	$(135)	$10,307
Fixed income securities	7,015	—	(156)	6,859
				17,166
Equity investments, at fair value
Equity securities				6,377
Mutual funds				1,065
				7,442
Total investment securities				$24,608
Investment securities are classified as either equity investments or available-for-sale and are carried at fair value. Fair value is determined based on quoted market prices in active markets for identical or similar instruments.
Investment securities classified as equity investments, at fair value consist of equity securities and investments in mutual funds for which the Company provides advisory services. At June 30, 2022 and December 31, 2021, equity investments, at fair value consist of investments held by the Company to provide initial cash seeding for product development purposes and investments in mutual funds to hedge economic exposure to market movements on its deferred compensation plan. The Company recognized approximately $3.2 million of net unrealized losses and $0.3 million of net unrealized gains related to investments classified as equity investments, at fair value during the six months ended June 30, 2022 and 2021, respectively.
Investment securities classified as available-for-sale consist of U.S. Treasury securities and corporate bonds to optimize cash management opportunities and for compliance with certain regulatory requirements. As of June 30, 2022 and December 31, 2021, approximately $0.6 million of these securities was considered restricted. The Company periodically reviews each individual security position that has an unrealized loss, or impairment, to determine if that impairment is other-than-temporary. No other-than-temporary impairment charges have been recognized by the Company during the six months ended June 30, 2022 and 2021.
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
The following table summarizes the hierarchy of inputs used to derive the fair value of the Company’s assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$5,933	$—	$—	$5,933
Fixed income securities	—	6,771	—	6,771
Mutual funds	13,117	—	—	13,117
U.S. Treasury securities	—	8,993	—	8,993
Total assets at fair value	$19,050	$15,764	$—	$34,814

	December 31, 2021
	Level 1	Level 2	Level 3	Totals
	(in thousands)
Equity securities	$6,377	$—	$—	$6,377
Fixed income securities	—	6,859	—	6,859
Mutual funds	1,065	—	—	1,065
U.S. Treasury securities	—	10,307	—	10,307
Total assets at fair value	$7,442	$17,166	$—	$24,608

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
The Company’s policy is to recognize transfers in and transfers out of the valuation levels as of the beginning of the reporting period. There were no transfers between valuation levels during the six months ended June 30, 2022.
Note 7—Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued bonus and sales commissions	$14,778	$22,144
Accrued payroll and benefits	2,482	4,548
Accrued sub-transfer agent fees	430	482
Amounts payable under tax receivable agreement	3,708	4,273
Short-term operating lease liabilities	2,781	2,728
Other accruals and liabilities	2,753	2,213
Total accrued expenses and other liabilities	$26,932	$36,388
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Certain of the Company's operating leases have been subleased for which the Company will receive cash totaling approximately $3.9 million over the remaining term of such leases. The lease terms for the subleased operating leases end ranging from 2025 to 2028.
The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Finance lease expense
Amortization of right-of-use assets	$12	$12	$25	$36
Interest on lease liabilities	—	1	1	3
Operating lease expense	715	819	1,898	1,645
Short-term lease expense	—	—	—	—
Variable lease expense	102	98	179	139
Sublease income	(210)	(179)	(396)	(344)
Total lease expense	$619	$751	$1,707	$1,479

Supplemental cash flow information related to leases for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1	$1	$2	$3
Finance cash flows from finance leases	$14	$17	$31	$33
Operating cash flows from operating leases	$859	$945	$2,049	$1,891

Right-of-use assets obtained in exchange for new lease obligations:
Finance leases	$—	$—	$—	$—
Operating leases	$—	$—	$(513)	$38

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Supplemental balance sheet information related to leases as of June 30, 2022 was as follows:

(in thousands, except lease term and discount rate)	June 30, 2022
Finance Leases
Finance lease right-of-use assets (1)	$55

Accrued expenses and other liabilities	$40
Other long-term liabilities	19
Total finance lease liabilities	$59

Operating Leases
Operating lease right-of-use assets	$12,431

Accrued expenses and other liabilities	$2,781
Operating lease liabilities, non-current	11,998
Total operating lease liabilities	$14,779

Weighted average remaining lease term
Finance leases	1.41 years
Operating leases	5.22 years
Weighted average discount rate
Finance leases	4.26%
Operating leases	4.96%
_______________________
(1)Amounts included in other long-term assets within the consolidated statements of financial condition.

Maturities of lease liabilities were as follows:

Twelve month period ending June 30,	Finance Leases	Operating Leases
	(in thousands)
2023	$44	$3,446
2024	17	3,291
2025	—	3,073
2026	—	2,909
2027	—	2,741
Thereafter	—	1,324
Total lease payments	61	16,784
Less imputed interest	(2)	(2,005)
Total lease liabilities	$59	$14,779
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
Regulation
As an investment adviser to a variety of investment products, the Company and its affiliated broker-dealer are subject to routine reviews and inspections by the SEC and the Financial Industry Regulatory Authority, Inc. From time to time the Company may also be subject to claims, or be involved in various legal proceedings, arising in the ordinary course of its business and other contingencies. The Company does not believe that the outcome of any of these reviews, inspections or other legal proceedings will have a material impact on its consolidated financial statements; however, litigation is subject to many uncertainties, and the outcome of individual litigated matters is difficult to predict. The Company will establish accruals for matters that are probable, can be reasonably estimated, and may take into account any related insurance recoveries to the extent of such recoveries. As of June 30, 2022 and December 31, 2021, the Company has not accrued for any such claims, legal proceedings, or other contingencies.
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
The Merger Agreement contains certain termination rights for the Company and Callodine, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, subject to specified limitations, and provides that, upon termination of the Merger Agreement by the Company, the Company will be required to pay Callodine a termination fee of $8,790,000 or upon termination of the Merger Agreement by Callodine, Callodine will be required to pay the Company a termination fee of $15,070,000 in each case under certain circumstances.
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

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except share data)
Numerator:
Net income attributable to controlling and noncontrolling interests	$2,440	$6,741	$3,664	$12,705
Less: net income attributable to noncontrolling interests	96	816	134	1,540
Net income attributable to Manning & Napier, Inc.	$2,344	$5,925	$3,530	$11,165
Less: allocation to participating securities	—	7	—	46
Net income available to Class A common stock for basic EPS	$2,344	$5,918	$3,530	$11,119
Plus: reallocation of net income attributable to participating securities	—	1	—	8
Net income available to Class A common stock for diluted EPS	$2,344	$5,919	$3,530	$11,127

Denominator:
Weighted average shares of Class A common stock outstanding - basic	19,124,332	16,956,265	19,056,827	16,991,188
Dilutive effect of outstanding equity awards	2,709,231	3,358,020	2,673,767	3,299,726
Weighted average shares of Class A common stock outstanding - diluted	21,833,563	20,314,285	21,730,594	20,290,914
Net income available to Class A common stock per share - basic	$0.12	$0.35	$0.19	$0.65
Net income available to Class A common stock per share - diluted	$0.11	$0.29	$0.16	$0.55
At both June 30, 2022, and 2021 there were 428,812 Class A Units of Manning & Napier Group outstanding, which, subject to certain restrictions, may be exchangeable for up to an equivalent number of shares of the Company's Class A common stock.
Note 11—Equity-Based Compensation
The Equity Plan was adopted by the Company's board of directors and approved by shareholders prior to the consummation of the Company's 2011 initial public offering. A total of 13,142,813 equity interests were authorized for issuance, eligible to be issued in the form of Class A common stock, restricted stock units, stock options, units of Manning & Napier Group, or certain classes of membership interests in the Company which may convert into units of Manning & Napier Group. The Equity Plan expired in November 2021. As such, at June 30, 2022, there were no awards available for issuance pursuant to the Equity Plan. The following table summarizes activity related to awards of restricted stock and restricted stock units (collectively, "stock awards") under the Equity Plan for the six months ended June 30, 2022:

	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	3,421,611	$2.90
Granted	—	$—
Vested	(581,595)	$1.57
Forfeited	(47,644)	$2.32
Outstanding at June 30, 2022	2,792,372	$3.19
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
For the three and six months ended June 30, 2022, the Company recorded approximately $0.5 million and $1.0 million, respectively, of compensation expense related to stock awards under the Equity Plan. For the three and six months ended

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
June 30, 2021, the Company recorded approximately $0.8 million and $2.0 million, respectively, of compensation expense related to stock awards under the Equity Plan. The aggregate intrinsic value of stock awards that vested during each of the six months ended June 30, 2022 and 2021 was approximately $4.6 million and $1.4 million, respectively. As of June 30, 2022, there was unrecognized compensation expense of approximately $6.3 million related to stock awards, which the Company expects to recognize over a weighted average period of approximately 3.2 years.
A summary of activity under the Equity Plan related to stock option awards during the six months ended June 30, 2022 is presented below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	500,000	$2.01
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2022	500,000	$2.01	3.1	$5,230
Exercisable at June 30, 2022	500,000	$2.01	3.1	$5,230
For the three and six months ended June 30, 2021, the Company recorded approximately $0.1 million of compensation expense related to stock options under the Equity Plan. As of June 30, 2022, there was no unrecognized compensation expense related to stock options.
In connection with the vesting of restricted stock units during the six months ended June 30, 2022, the Company withheld a total of 211,343 shares of Class A common stock to satisfy approximately $1.7 million of employee income tax withholding requirements. These net share settlements had the effect of shares repurchased and retired by the Company, as they reduced the total number of Class A common shares outstanding.
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
The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Income before provision for income taxes	$4,504	$8,026	$4,982	$14,693
Effective tax rate	45.8%	16.0%	26.5%	13.5%
Provision for income taxes	2,064	1,285	1,318	1,988
Provision for income taxes at statutory rate	946	1,685	1,046	3,086
Difference between tax at effective vs. statutory rate	$1,118	$(400)	$272	$(1,098)
The provision for income taxes includes a benefit attributable to the fact that the Company’s operations include a series of flow-through entities which are generally not subject to federal and most state income taxes. Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes. The Company recognized a reduced benefit from flow-through entities during the six months ended June 30, 2022 compared to June 30, 2021 due to a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level attributed to Manning & Napier Inc.'s increased ownership of Manning & Napier Group as of June 30, 2022 compared to June 30, 2021 (Note 4).

Manning & Napier, Inc.
Notes to Consolidated Financial Statements (Continued)
The effective rate during the three and six months ended June 30, 2022 is higher than the statutory rate of 21% due to the impacts from permanent differences between book and tax income, including but not limited to Section 162(m) of the Internal Revenue Code, which limits the annual amount of deductible compensation. The effective rate during the six months ended June 30, 2022 is partially offset by incremental tax benefits realized from the vesting of restricted stock units during the first quarter of 2022. The effective rate during the three and six months ended June 30, 2021 is lower than the statutory rate of 21% due to the incremental tax benefits realized from the vesting of restricted stock units and exercise of stock options during the first and second quarters of 2021.
Note 13—Related Party Transactions
Transactions with noncontrolling members
From time to time, the Company may be asked to provide certain services, including accounting, legal and other administrative functions for the noncontrolling members of Manning & Napier Group. While immaterial, the Company has not received any reimbursement for such services.
The Company manages the personal funds of certain of the Company's executive officers and directors and/or their affiliated entities. Pursuant to the respective investment management agreements, in some instances the Company may waive or reduce its regular advisory fees for these accounts. The aggregate value of the fees earned was less than $0.1 million for each of the six months ended June 30, 2022 and 2021. No fees were waived for the six months ended June 30, 2022 and 2021.
Affiliated fund transactions
The Company earns investment advisory fees, distribution fees and administrative service fees under agreements with affiliated mutual funds and collective investment trusts. Fees earned for advisory and distribution services provided were approximately $9.3 million and $19.4 million for the three and six months ended June 30, 2022, respectively, and $10.6 million and $20.5 million for the three and six months ended June 30, 2021, respectively. Fees earned for administrative services provided were approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively. See Note 3 for disclosure of amounts due from affiliated mutual funds and collective investment trusts.
The Company incurs certain expenses on behalf of the collective investment trusts and has contractually agreed to limit its fees and reimburse expenses to limit operating expenses incurred by certain affiliated fund series. The aggregate value of fees waived and expenses reimbursed to, or incurred for, affiliated mutual funds and collective investment trusts were approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively.
Note 14—Subsequent Events
Dividend on Class A common stock
On July 20, 2022, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 19, 2022 to shareholders of record as of August 5, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which reflect the views of Manning & Napier, Inc. ("we," "our," or "us") with respect to, among other things, our future operations and financial performance. Words like "believes," "expects," "may," "estimates," "will," "would," "should," "could," "intends," "likely," "outlook," "potential," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, are used to identify forward-looking statements, although not all forward-looking statements contain these words.
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
Market Developments
U.S. equity markets started the year from a place of all-time highs before stumbling out of the gate and hitting correction territory in early-February. Since then, further concerns regarding rising inflation, rapidly tightening financial conditions, the Russia-Ukraine invasion, energy prices, and more, have all weighed on global financial markets.
Domestic equity markets fell into a bear market during the quarter, and they remain significantly below highs set at the beginning of the year. The weakness has been particularly pronounced in growth-style areas, reversing a small portion of what had been a lengthy, multi-year style trend of growth over value. Overall market valuations have softened due to the market weakness, but expectations for forward earnings growth remain excessively high in our view. We believe the economy is likely to weaken from here, and we do not yet see our outlook as being reflected in market prices at this point in time.
Fixed income performance remained significantly challenged during the quarter as short- to intermediate-term rates continued their rapid ascent, inverting segments of the yield curve in the process. Additionally, inflation is adding further pressure on fixed income as it continues to measure well above levels of recent cycles. In response, the Federal Reserve has remained aggressive in its pace of interest rate hikes, and they have indicated a willingness to do what needs to be done to slow inflation. We believe that the odds are rising that the Federal Reserve tightens policy too far, potentially choking off too much demand and tipping the economy into a recession along the way.
We believe the U.S. economy has progressed into a late cycle phase, representing a time when risks are particularly elevated for investors. We will continue monitoring the wide variety of key economic indicators that inform our outlook, including supply chains constraints, wage growth data as it pertains to inflation, corporate credit spreads, the trajectory of central bank policy, and more. The building risks and pressures outlined above, paired with the current state of the market and economy, have led our outlook to become cautious, and we are de-risking where applicable.

Business Updates
On March 31, 2022, the Company entered into an agreement (the "Merger Agreement") under which the Company will go private and be acquired by Callodine, with the Company continuing as the surviving corporation (the "Merger").
Pursuant to the Merger Agreement, each outstanding share of common stock of the Company and Manning & Napier Group Holdings outstanding units will be converted into the right to receive from Callodine $12.85 in cash. The Company's shareholders approved the Merger on August 3, 2022. The proposed acquisition is expected to close in the third quarter of 2022, contingent upon customary closing conditions. For additional information about the proposed Merger and the Merger Agreement, please see the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 1, 2022.
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

Assets Under Management
Our sales efforts distinctly separate the Wealth Management clients to which we deliver holistic solutions, including high-net-worth families, endowments and foundations, and small and mid-sized business, from our Institutional and Intermediary clients, including third party advisors, platforms and consultants, as well as larger institutions and Taft-Hartley clients. The table below reflects the estimated composition of our assets under management ("AUM") as of June 30, 2022, by sales channel and investment portfolio:

	June 30, 2022
	Blended Asset	Equity	Fixed Income	Total
	(dollars in millions)
Total AUM
Wealth Management	$7,108.7	$801.7	$220.5	$8,130.9
Institutional and Intermediary	5,516.1	3,867.1	940.8	10,324.0
Total	$12,624.8	$4,668.8	$1,161.3	$18,454.9
Percentage of AUM
Wealth Management	39%	4%	1%	44%
Institutional and Intermediary	30%	21%	5%	56%
Total	69%	25%	6%	100%
Percentage of portfolio by channel
Wealth Management	56%	17%	19%	44%
Institutional and Intermediary	44%	83%	81%	56%
Total	100%	100%	100%	100%
Percentage of channel by portfolio
Wealth Management	87%	10%	3%	100%
Institutional and Intermediary	54%	37%	9%	100%
Our wealth management channel represented 44% of our total AUM as of June 30, 2022. Blended portfolios are the most significant portion of wealth management assets, representing 87%, while equity and fixed income portfolios represent 10% and 3%, respectively.
Our institutional and intermediary channel represented 56% of our total AUM as of June 30, 2022. Blended portfolios are also the largest portion of institutional and intermediary assets at 54% of AUM, followed by equity and fixed income portfolios at 37% and 9%, respectively.
As of June 30, 2022, blended portfolios account for 69% of our total AUM at $12.6 billion, a 11% decrease from March 31, 2022 when blended assets were $14.1 billion. Blended portfolio AUM is split across distribution channels, with 56% in wealth management and 44% in institutional and intermediary. Equity portfolios account for 25% of our total AUM, at $4.7 billion, a 14% decrease from March 31, 2022 when equity portfolios were at $5.5 billion. Of equity portfolio AUM, 83% is in the institutional and intermediary channel, and 17% is in the wealth management channel. Fixed income portfolios account for 6% of total AUM at $1.2 billion, a 7% increase from March 31, 2022. The majority of fixed income assets come through the institutional and intermediary channel at 81%, and 19% in the wealth management channel.
During the six months ended June 30, 2022, our wealth management sales channel contributed 28% of our total gross client inflows, while our institutional and intermediary channel contributed 72%. Of the $1.5 billion in gross client inflows, blended asset portfolios represented 48%, while equity and fixed income portfolios represented 29% and 23%, respectively.

Results of Operations
Below is a discussion of our consolidated results of operations for the three and six months ended June 30, 2022 and 2021.
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

Assets Under Management and Investment Performance
The following table reflects the indicated components of our AUM for our sales channels for the three and six months ended June 30, 2022 and 2021:

	Sales Channel (4)
	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of March 31, 2022	$9,174.8	$11,474.4	$20,649.2	44%	56%	100%
Gross client inflows (1)	173.7	572.3	746.0
Gross client outflows (1)	(389.5)	(489.4)	(878.9)
Market appreciation/(depreciation) & other (2)	(828.1)	(1,233.3)	(2,061.4)
As of June 30, 2022	$8,130.9	$10,324.0	$18,454.9	44%	56%	100%
Average AUM for period	$8,617.5	$10,904.4	$19,521.9

As of March 31, 2021	$9,217.5	$11,922.3	$21,139.8	44%	56%	100%
Gross client inflows (1)	216.6	570.7	787.3
Gross client outflows (1)	(295.2)	(553.8)	(849.0)
Market appreciation/(depreciation) & other (2)	474.6	708.8	1,183.4
As of June 30, 2021	$9,613.5	$12,648.0	$22,261.5	43%	57%	100%
Average AUM for period	$9,467.4	$12,373.0	$21,840.4

	Wealth Management	Institutional and Intermediary	Total	Wealth Management	Institutional and Intermediary	Total
		(in millions)
As of December 31, 2021	$9,776.9	$12,765.7	$22,542.6	43%	57%	100%
Gross client inflows (1)	415.7	1,058.7	1,474.4
Gross client outflows (1)	(719.5)	(1,497.2)	(2,216.7)
Market appreciation/(depreciation) & other (2)	(1,342.2)	(2,003.2)	(3,345.4)
As of June 30, 2022	$8,130.9	$10,324.0	$18,454.9	44%	56%	100%
Average AUM for period	$8,974.6	$11,420.0	$20,394.6

As of December 31, 2020	$8,906.4	$11,213.0	$20,119.4	44%	56%	100%
Gross client inflows (1)	441.4	972.3	1,413.7
Gross client outflows (1)	(600.5)	(1,007.3)	(1,607.8)
Market appreciation/(depreciation) & other (2)(3)	866.2	1,470.0	2,336.2
As of June 30, 2021	$9,613.5	$12,648.0	$22,261.5	43%	57%	100%
Average AUM for period	$9,232.0	$11,929.7	$21,161.7
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

The following table reflects the indicated components of our AUM for our portfolios for the three and six months ended June 30, 2022 and 2021:

	Portfolio
	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of March 31, 2022	$14,112.3	$5,452.0	$1,084.9	$20,649.2	69%	26%	5%	100%
Gross client inflows (1)	286.4	248.2	211.4	746.0
Gross client outflows (1)	(504.5)	(266.8)	(107.6)	(878.9)
Market appreciation/(depreciation) & other (2)	(1,269.4)	(764.6)	(27.4)	(2,061.4)
As of June 30, 2022	$12,624.8	$4,668.8	$1,161.3	$18,454.9	69%	25%	6%	100%
Average AUM for period	$13,331.2	$5,058.1	$1,132.6	$19,521.9

As of March 31, 2021	$14,138.5	$5,982.6	$1,018.7	$21,139.8	67%	28%	5%	100%
Gross client inflows (1)	543.7	183.2	60.4	787.3
Gross client outflows (1)	(572.5)	(242.7)	(33.8)	(849.0)
Market appreciation/(depreciation) & other (2)	758.9	410.8	13.7	1,183.4
As of June 30, 2021	$14,868.6	$6,333.9	$1,059.0	$22,261.5	67%	28%	5%	100%
Average AUM for period	$14,562.2	$6,240.3	$1,037.9	$21,840.4

	Blended Asset	Equity	Fixed Income	Total	Blended Asset	Equity	Fixed Income	Total
		(in millions)
As of December 31, 2021	$15,074.1	$6,374.4	$1,094.1	$22,542.6	67%	28%	5%	100%
Gross client inflows (1)	712.4	424.6	337.4	1,474.4
Gross client outflows (1)	(1,068.9)	(947.4)	(200.4)	(2,216.7)
Market appreciation/(depreciation) & other (2)	(2,092.8)	(1,182.8)	(69.8)	(3,345.4)
As of June 30, 2022	$12,624.8	$4,668.8	$1,161.3	$18,454.9	69%	25%	6%	100%
Average AUM for period	$13,863.0	$5,419.0	$1,112.6	$20,394.6

As of December 31, 2020	$13,558.8	$5,545.3	$1,015.3	$20,119.4	67%	28%	5%	100%
Gross client inflows (1)	923.5	370.8	119.4	1,413.7
Gross client outflows (1)	(1,073.7)	(442.8)	(91.3)	(1,607.8)
Market appreciation/(depreciation) & other (2)(3)	1,460.0	860.6	15.6	2,336.2
As of June 30, 2021	$14,868.6	$6,333.9	$1,059.0	$22,261.5	67%	28%	5%	100%
Average AUM for period	$14,159.4	$5,967.4	$1,034.9	$21,161.7
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

The following table summarizes the annualized returns for several of our key investment strategies and relative benchmarks. Since inception and over long-term periods, we believe these strategies have earned attractive returns on both an absolute and relative basis. These strategies are used across separate account, mutual fund and collective investment trust vehicles, and represent approximately 80% of our AUM as of June 30, 2022.

Key Strategies	AUM as of June 30, 2022 (in millions)	Inception Date	Annualized Returns as of June 30, 2022 (1)
			One Year	Three Year	Five Year	Ten Year	Inception
Long-Term Growth (30%-80% Equity Exposure)	$5,119.4	1/1/1973	(11.6)%	6.5%	6.6%	7.1%	9.3%
Blended Index (2)			(12.9)%	4.0%	5.3%	6.6%	8.5%
Core Non-U.S. Equity	$390.5	10/1/1996	(26.8)%	4.1%	3.7%	5.0%	6.8%
Benchmark: ACWIxUS Index			(19.4)%	1.4%	2.5%	4.8%	4.6%
Growth with Reduced Volatility (20%-60% Equity Exposure)	$2,552.9	1/1/1973	(10.7)%	5.1%	5.3%	5.6%	8.4%
Blended Index (3)			(11.4)%	2.9%	4.2%	5.3%	8.0%
Equity-Oriented (70%-100% Equity Exposure)	$1,346.8	1/1/1993	(15.3)%	8.6%	9.3%	9.8%	9.8%
Blended Benchmark: 65% Russell 3000 / 20% ACWIxUS/ 15% Bloomberg U.S. Aggregate Bond			(14.3)%	6.7%	7.7%	9.5%	8.4%
Equity-Focused Blend (50%-90% Equity Exposure)	$1,080.0	4/1/2000	(11.9)%	7.8%	7.8%	8.3%	7.1%
Blended Benchmark: 53% Russell 3000 / 17% ACWIxUS/ 30% Bloomberg U.S. Aggregate Bond			(13.6)%	5.4%	6.6%	8.1%	5.5%
Core Equity-Unrestricted (90%-100% Equity Exposure)	$564.2	1/1/1995	(15.7)%	9.1%	10.3%	11.4%	10.9%
Blended Benchmark: 80% Russell 3000 / 20% ACWIxUS			(15.0)%	8.1%	9.0%	11.0%	9.0%
Core U.S. Equity	$263.4	7/1/2000	(12.1)%	12.0%	12.8%	13.0%	8.6%
Benchmark: Russell 3000			(13.9)%	9.8%	10.6%	12.6%	6.6%
Conservative Growth (5%-35% Equity Exposure)	$1,096.4	4/1/1992	(8.6)%	2.6%	3.2%	3.4%	5.5%
Blended Benchmark: 15% Russell 3000 / 5% ACWIxUS / 80% Bloomberg U.S. Intermediate Aggregate Bond			(9.3)%	1.3%	2.6%	3.3%	5.6%
Aggregate Fixed Income	$172.1	1/1/1984	(8.8)%	0.2%	1.4%	1.8%	6.5%
Benchmark: Bloomberg U.S. Aggregate Bond			(10.3)%	(0.9)%	0.9%	1.5%	6.4%
Rainier International Small Cap	$938.8	3/28/2012	(28.4)%	4.9%	5.8%	10.3%	9.7%
Benchmark: MSCI ACWIxUS Small Cap Index			(22.5)%	2.9%	2.6%	6.2%	5.1%
Disciplined Value US	$1,186.8	1/1/2013	(5.8)%	7.0%	8.5%	11.1%	12.1%
Benchmark: Russell 1000 Value			(6.8)%	6.9%	7.2%	10.5%	11.9%
__________________________
(1)Key investment strategy returns are presented net of fees. Benchmark returns do not reflect any fees or expenses.
(2)Benchmark shown uses the 55/45 Blended Index from 01/01/1973-12/31/1987 and the 40/15/45 Blended Index from 01/01/1988- 6/30/2022. The 55/45 Blended Index is represented by 55% S&P 500 Total Return Index ("S&P 500") and 45% Bloomberg U.S. Government/Credit Bond Index ("BGCB"). The 40/15/45 Blended Index is 40% Russell 3000 Index ("Russell 3000"), 15% MSCI ACWI ex USA Index ("ACWxUS"), and 45% Bloomberg U.S. Aggregate Bond Index ("BAB").
(3)Benchmark shown uses the 40/60 Blended Index from 01/01/1973-12/31/1987, the 30/10/60 Blended Index from 01/01/1988-12/31/2019, and the 30/10/30/30 Blended Index from 01/01/2020 to 6/30/2022. The 40/60 Blended Index is represented by 40% S&P 500 and 60% BGCB. The 30/10/60 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, and 60% BAB. The 30/10/30/30 Blended Index is represented by 30% Russell 3000, 10% ACWxUS, 30% BAB, and 30% Intermediate Aggregate Bond Index.

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

We serve as the investment adviser for Manning & Napier Fund, Inc., Exeter Trust Company Collective Investment Trusts and Rainier Multiple Investment Trust. The mutual funds are open-end mutual funds that primarily offer no-load share classes designed to meet the needs of a range of institutional and other investors. Exeter Trust Company, an affiliated New Hampshire-chartered trust company and Rainier Multiple Investment Trust sponsor collective investment trusts for qualified retirement plans, including 401(k) plans. These mutual funds and collective investment trusts comprised $5.1 billion, or 28%, of our AUM as of June 30, 2022. MNA and Rainier also serve as the investment advisor to all of our separately managed accounts, managing $13.3 billion, or 72%, of our AUM as of June 30, 2022, including assets managed as a sub-advisor to pooled investment vehicles. For the period ended June 30, 2022 approximately 98% of our revenue was earned from clients located in the United States.
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

Noncontrolling Interests
Manning & Napier, Inc. holds an economic interest of approximately 97.8% in Manning & Napier Group as of June 30, 2022 and, as managing member, controls all of the business and affairs of Manning & Napier Group. As a result, the Company consolidates the financial results of Manning & Napier Group and records a noncontrolling interest in our consolidated financial statements. Net income attributable to noncontrolling interests on the consolidated statements of operations represents the portion of earnings attributable to the economic interest in Manning & Napier Group held by the noncontrolling interests.
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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Assets Under Management
The following table reflects changes in our AUM for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Period-to-Period
	2022	2021	$	%
	(in millions)
Wealth Management (3)
Beginning assets under management	$9,174.8	$9,217.5	$(42.7)	—%
Gross client inflows (1)	173.7	216.6	(42.9)	(20)%
Gross client outflows (1)	(389.5)	(295.2)	(94.3)	32%
Market appreciation (depreciation) & other (2)	(828.1)	474.6	(1,302.7)	(274)%
Ending assets under management	$8,130.9	$9,613.5	$(1,482.6)	(15)%
Average AUM for period	$8,617.5	$9,467.4	(849.9)	(9)%
Institutional and Intermediary (3)
Beginning assets under management	$11,474.4	$11,922.3	$(447.9)	(4)%
Gross client inflows (1)	572.3	570.7	1.6	—%
Gross client outflows (1)	(489.4)	(553.8)	64.4	(12)%
Market appreciation (depreciation) & other (2)	(1,233.3)	708.8	(1,942.1)	(274)%
Ending assets under management	$10,324.0	$12,648.0	$(2,324.0)	(18)%
Average AUM for period	$10,904.4	$12,373.0	$(1,468.6)	(12)%
Total assets under management
Beginning assets under management	$20,649.2	$21,139.8	$(490.6)	(2)%
Gross client inflows (1)	746.0	787.3	(41.3)	(5)%
Gross client outflows (1)	(878.9)	(849.0)	(29.9)	4%
Market appreciation (depreciation) & other (2)	(2,061.4)	1,183.4	(3,244.8)	(274)%
Ending assets under management	$18,454.9	$22,261.5	$(3,806.6)	(17)%
Average AUM for period	$19,521.9	$21,840.4	$(2,318.5)	(11)%
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

Our total AUM decreased by $3.8 billion from $22.3 billion at June 30, 2021 to $18.5 billion at June 30, 2022. The decrease was attributable to market depreciation of $2.6 billion and net client outflows of $1.2 billion. Net client outflows consisted of approximately $0.4 billion of net outflows for wealth management and $0.8 billion for institutional and intermediary. By portfolio, the rates of change in AUM from June 30, 2021 to June 30, 2022 consisted of a $1.7 billion, or 26% decrease in our equity portfolio, a $2.2 billion, or 15% decrease in our blended asset portfolio, and an increase of approximately $102.3 million, or 10% in our fixed income portfolio.
We have experienced a slight increase in the overall rate of outflows with gross outflows of approximately $0.9 billion during the quarter ended June 30, 2022, a 4% increase from the quarter ended June 30, 2021. Gross outflows annualized as a percentage of our AUM, or turnover rate, for the three months ended June 30, 2022 was 17%
Gross client inflows were approximately $0.7 billion during the three months ended June 30, 2022, a 5% decrease from the quarter ended June 30, 2021.

The total AUM decrease of approximately $2.2 billion, to $18.5 billion at June 30, 2022 from $20.6 billion at March 31, 2022 was attributable to market depreciation of $2.1 billion, and net client outflows of $0.1 billion. Net client outflows consisted of $215.8 million for wealth management while net client inflows in institutional and intermediary were $82.9 million. The blended investment loss was 9.0% in wealth management accounts and 10.7% in institutional and intermediary. By portfolio in the period, our AUM decreased by $1.5 billion in our blended asset portfolio and $0.8 billion in our equity portfolio, and increased $0.1 billion in our fixed income portfolio.
As of June 30, 2022, the composition of our AUM was 44% in wealth management and 56% in institutional and intermediary, compared to 43% in wealth management and 57% in institutional and intermediary at June 30, 2021. The composition of our AUM across portfolios at June 30, 2022 was 69% in blended assets, 25% in equity, and 6% in fixed income, compared to 67% in blended assets, 28% in equity, 5% in fixed income at June 30, 2021.For our wealth management channel, gross client inflows of $0.2 billion were offset by $0.4 billion of gross client outflows during the three months ended June 30, 2022. Gross client inflows include approximately $0.1 billion into our blended asset portfolio and less than $0.1 billion into both our equity and fixed income portfolios. Outflows during the quarter were $0.4 billion, or $0.3 billion from blended portfolios, and less than $0.1 billion from both equity and fixed income portfolios.
Gross client inflows of $0.6 billion overcame the gross client outflows of $0.5 billion within our institutional and intermediary channel during the three months ended June 30, 2022. Gross client inflows include approximately $0.2 billion into our blended asset, equity, and fixed income portfolios respectively. With regard to gross client outflows, $0.2 billion, or 43% was from our blended asset portfolios, $0.2 billion or 41% was from our equity portfolios, and less than $0.1 billion, or 15% was from our fixed income portfolios.

The following table sets forth our results of operations and related data for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Period-to-Period
	2022	2021	$	%
	(in thousands, except share data)
Revenues
Investment management fees	$29,292	$31,252	$(1,960)	(6)%
Distribution and shareholder servicing	1,945	2,236	(291)	(13)%
Custodial services	1,588	1,721	(133)	(8)%
Other revenue	972	868	104	12%
Total revenue	33,797	36,077	(2,280)	(6)%
Expenses
Compensation and related costs	14,542	18,347	(3,805)	(21)%
Distribution, servicing and custody expenses	2,177	2,497	(320)	(13)%
Other operating costs	9,973	7,463	2,510	34%
Total operating expenses	26,692	28,307	(1,615)	(6)%
Operating income	7,105	7,770	(665)	(9)%
Non-operating income (loss)
Non-operating income (loss), net	(2,601)	256	(2,857)	(1,116)%
Income before provision for income taxes	4,504	8,026	(3,522)	(44)%
Provision for income taxes	2,064	1,285	779	61%
Net income attributable to controlling and noncontrolling interests	2,440	6,741	(4,301)	(64)%
Less: net income attributable to noncontrolling interests	96	816	(720)	(88)%
Net income attributable to Manning & Napier, Inc.	$2,344	$5,925	$(3,581)	(60)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.12	$0.35
Diluted	$0.11	$0.29
Weighted average shares of Class A common stock outstanding
Basic	19,124,332	16,956,265
Diluted	21,833,563	20,314,285

Other financial and operating data
Adjusted EBITDA (1)	$5,208	$8,674
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

Revenues
Our total investment management fee revenue decreased by $2.0 million, or 6%, to $29.3 million for the three months ended June 30, 2022 from $31.3 million for the three months ended June 30, 2021. This decrease was driven primarily by a 10.6% decrease in our average AUM to $19.5 billion for the three months ended June 30, 2022 from $21.8 billion for the three months ended June 30, 2021. Investment management fee revenue and average AUM decreased quarter over quarter within each of our sales channels as discussed below.

For our wealth management sales channel, investment management fee revenue decreased by $0.5 million, or 3%, to $15.7 million for the three months ended June 30, 2022 from $16.1 million for the three months ended June 30, 2021. This decrease was driven primarily by a 9%, or $0.8 billion, decrease in our average wealth management AUM for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. As of June 30, 2022 and 2021 the concentration of investments in our wealth management assets were 87% blended assets, 10% equity and 3% fixed income.
For our institutional and intermediary sales channel, investment management fee revenue decreased by $1.5 million, or 10%, to $13.6 million for the three months ended June 30, 2022 from $15.1 million for the three months ended June 30, 2021. This decrease was driven primarily by a 12%, or $1.5 billion, decrease in our average institutional and intermediary AUM for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. As of June 30, 2022, the concentration of assets in our institutional and intermediary channel was 54% blended assets, 37% equity and 9% fixed income, compared to 52% blended assets, 42% equity and 6% fixed income as of June 30, 2021.
Distribution and shareholder servicing revenue decreased by $0.3 million, or 13%, to $1.9 million for the three months ended June 30, 2022 from $2.2 million for the three months ended June 30, 2021. This decrease was driven by a change in business mix within our mutual funds as well as a decrease in average mutual fund assets.
Custodial services decreased by $0.1 million, or 8%, to $1.6 million for the three months ended June 30, 2022 from $1.7 million for the three months ended June 30, 2021, in line with changes in our collective investment trust AUM for each period.
Operating Expenses
Our operating expenses decreased by $1.6 million, or 6%, to $26.7 million for the three months ended June 30, 2022 from $28.3 million for the three months ended June 30, 2021.
Compensation and related costs decreased by $3.8 million, or 21%, to $14.5 million for the three months ended June 30, 2022 from $18.3 million for the three months ended June 30, 2021. This decrease in the current quarter compared to the second quarter of 2021 was driven by our response to the year to date market volatility and its impacts to AUM and revenue. This decrease, when compared to the second quarter of 2021, is partially offset by the savings realized in the prior year resulting from the implementation of our deferred compensation program in 2021. When considered as a percentage of revenue, compensation and related costs was 43% for the three months ended June 30, 2022 and 51% for the three months ended June 30, 2021.
Distribution, servicing and custody expenses decreased by $0.3 million, or 13%, to $2.2 million for the three months ended June 30, 2022 from $2.5 million for the three months ended June 30, 2021. The expense decreased due to a decrease in average mutual fund and collective trust AUM and as a result of business mix generally trending towards asset classes that do not have a distribution fee attached. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.16% for the three months ended June 30, 2022, compared to 0.17% for the three months ended June 30, 2021.
Other operating costs for the three months ended June 30, 2022 were $10.0 million, an increase of approximately $2.5 million, or 34%, compared to the three months ended June 30, 2021. As a percentage of revenue, other operating costs were 30% for the three months ended June 30, 2022 and 21% for the three months ended June 30, 2021. The increase during the current quarter as compared to the prior period includes costs to support our technology initiatives as well as increased professional fees and other merger related costs.
Non-Operating Income (Loss)
Non-operating loss for the three months ended June 30, 2022 was approximately $2.6 million, a decrease of $2.9 million, from non-operating income of $0.3 million for the three months ended June 30, 2021. The following table reflects the components of non-operating income (loss) for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Period-to-Period
	2022	2021	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(2)	$(1)	$(1)	100%
Interest and dividend income	(41)	108	(149)	(138)%
Change in liability under tax receivable agreement	11	(228)	239	(105)%
Net gains (losses) on investments (1)	(2,569)	377	(2,946)	(781)%
Total non-operating income (loss)	$(2,601)	$256	$(2,857)	(1,116)%

__________________________
(1)The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation and long-term incentive plan, will vary depending on the performance and overall amount of our investments.
Provision for Income Taxes
Our provision for income taxes was $2.1 million for the three months ended June 30, 2022, compared to a provision of $1.3 million for the three months ended June 30, 2021. This increase is attributed to the discrete tax benefits recognized in the 2021 period as a result of stock option exercises, coupled with a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level during the three months ended June 30, 2022 compared to the same period in 2021. Manning & Napier Inc.'s weighted ownership of Manning & Napier Group was 97.8% for the three months ended June 30, 2022 compared to 90.1% for the same period in 2021. This increase in weighted ownership is primarily the result of the annual exchange process between the Company and the holders of its non-controlling interests.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Assets Under Management
The following table reflects changes in our AUM for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Period-to-Period
	2022	2021	$	%
	(in millions)
Wealth Management (4)
Beginning assets under management	$9,776.9	$8,906.4	$870.5	10%
Gross client inflows (1)	415.7	441.4	(25.7)	(6)%
Gross client outflows (1)	(719.5)	(600.5)	(119.0)	20%
Market appreciation (depreciation) & other (2) (3)	(1,342.2)	866.2	(2,208.4)	(255)%
Ending assets under management	$8,130.9	$9,613.5	$(1,482.6)	(15)%
Average AUM for period	$8,974.6	$9,232.0	$(257.4)	(3)%
Institutional and Intermediary (4)
Beginning assets under management	$12,765.7	$11,213.0	$1,552.7	14%
Gross client inflows (1)	1,058.7	972.3	86.4	9%
Gross client outflows (1)	(1,497.2)	(1,007.3)	(489.9)	49%
Market appreciation (depreciation) & other (2) (3)	(2,003.2)	1,470.0	(3,473.2)	(236)%
Ending assets under management	$10,324.0	$12,648.0	$(2,324.0)	(18)%
Average AUM for period	$11,420.0	$11,929.7	$(509.7)	(4)%
Total assets under management
Beginning assets under management	$22,542.6	$20,119.4	$2,423.2	12%
Gross client inflows (1)	1,474.4	1,413.7	60.7	4%
Gross client outflows (1)	(2,216.7)	(1,607.8)	(608.9)	38%
Market appreciation (depreciation) & other (2) (3)	(3,345.4)	2,336.2	(5,681.6)	(243)%
Ending assets under management	$18,454.9	$22,261.5	$(3,806.6)	(17)%
Average AUM for period	$20,394.6	$21,161.7	$(767.1)	(4)%
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

Our total AUM decreased by $3.8 billion from $22.3 billion at June 30, 2021 to $18.5 billion at June 30, 2022. The decrease was attributable to market depreciation of $2.6 billion, coupled with net client outflows of $1.2 billion. Net client outflows consisted of approximately $0.4 billion of net outflows for wealth management and $0.8 billion for institutional and intermediary. By portfolio, the rates of change in AUM from June 30, 2021 to June 30, 2022 consisted of a $1.7 billion, or 26% decrease in our equity portfolio, a $2.2 billion, or 15% decrease in our blended asset portfolio, and an increase of $0.1 billion, or 10% in our fixed income portfolio.
We have experienced an increase in the overall rate of outflows with gross outflows of approximately $2.2 billion during the six months ended June 30, 2022, compared to $1.6 billion from the same period through June 30, 2021. This increase is mainly driven by a large termination as well as a few larger withdrawals from institutional relationships. Gross client inflows were approximately $1.5 billion during the six months ended June 30, 2022, a 4% increase compared to the same period in 2021.
The total AUM decrease of $4.1 billion, or 18%, to $18.5 billion at June 30, 2022 from $22.5 billion at December 31, 2021 was attributable to market depreciation of $3.3 billion, as well as net client cash outflows of $0.7 billion. Included in net client flows during the six months ended June 30, 2022 were net client outflows in wealth management of approximately $0.3 billion and net client outflows of $0.4 billion in institutional and intermediary. The blended investment depreciation was 13.7% in wealth management and approximately 15.7% in institutional and intermediary. By portfolio, our $4.1 billion AUM decrease was derived from decreases of $1.7 billion, or 27%, in our equity portfolio, and $2.4 billion, or 16%, in our blended asset portfolio offset by an increase of $67.2 million, or 6%, in our fixed income portfolio.
With regard to our wealth management channel, gross client inflows of $0.4 billion were offset by approximately $0.7 billion of gross client outflows during the six months ended June 30, 2022. Gross client inflows included $0.3 billion into our blended asset portfolios, and less than $0.1 billion into both our equity portfolios and fixed income portfolios. Outflows during the six months ended June 30, 2022 were $0.7 billion, with 78% from blended portfolios, 15% from equity, and 7% from fixed income portfolios, respectively. The annualized separate account retention rate was 93% for the six months ended June 30, 2022, a decrease from the 97% for the rolling twelve months ended June 30, 2022.
Net client flows from our institutional and intermediary channel consisted of gross client inflows of $1.1 billion, offset by gross client outflows of $1.5 billion during the six months ended June 30, 2022. Gross client inflows included $0.4 billion, or 39% into our blended asset portfolios, $0.4 billion or 33% into our equity portfolios and $0.3 billion or 28% into our fixed income portfolios during the six months ended June 30, 2022. With regard to institutional and intermediary client outflows, $0.5 billion, or 34%, were from blended asset portfolios, $0.8 billion or 56% were from our equity portfolios and $0.1 billion, or 10%, was from our fixed income portfolios during the six months ended June 30, 2022.

The following table sets forth our results of operations and other data for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Period-to-Period
	2022	2021	$	%
	(in thousands, except share data)
Revenues
Investment management fees	$60,119	$60,928	$(809)	(1)%
Distribution and shareholder servicing	4,027	4,389	(362)	(8)%
Custodial services	3,265	3,366	(101)	(3)%
Other revenue	1,935	1,545	390	25%
Total revenue	69,346	70,228	(882)	(1)%
Expenses
Compensation and related costs	35,249	37,221	(1,972)	(5)%
Distribution, servicing and custody expenses	4,457	4,855	(398)	(8)%
Other operating costs	21,450	14,173	7,277	51%
Total operating expenses	61,156	56,249	4,907	9%
Operating income	8,190	13,979	(5,789)	(41)%
Non-operating income (loss)
Non-operating income (loss), net	(3,208)	714	(3,922)	(549)%
Income before provision for income taxes	4,982	14,693	(9,711)	(66)%
Provision for income taxes	1,318	1,988	(670)	(34)%
Net income attributable to controlling and noncontrolling interests	3,664	12,705	(9,041)	(71)%
Less: net income attributable to noncontrolling interests	134	1,540	(1,406)	(91)%
Net income attributable to Manning & Napier, Inc.	$3,530	$11,165	$(7,635)	(68)%
Per Share Data
Net income per share available to Class A common stock
Basic	$0.19	$0.65
Diluted	$0.16	$0.55
Weighted average shares of Class A common stock outstanding
Basic	19,056,827	16,991,188
Diluted	21,730,594	20,290,914

Other financial and operating data
Adjusted EBITDA (1)	$8,288	$15,607
________________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Supplemental Non-GAAP Financial Information” for Manning & Napier’s reasons for including this non-GAAP measure in this report in addition to a reconciliation of non-GAAP financial measures to GAAP measures for the periods indicated.
Revenues
Our total investment management fee revenue decreased by $0.8 million, or 1%, to $60.1 million for the six months ended June 30, 2022 from $60.9 million for the six months ended June 30, 2021. This decrease was driven primarily by a 4% decrease in our average AUM to $20.4 billion for the six months ended June 30, 2022 from $21.2 billion for the six months ended June 30, 2021.
For our wealth management sales channel, investment management fee revenue increased by $0.3 million, or 1%, to $31.8 million for the six months ended June 30, 2022 from $31.5 million for the six months ended June 30, 2021. This increase was driven primarily by timing of invoicing cycles, offset by a 3% decrease in our average wealth management AUM for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. As of June 30, 2022 and 2021, the concentration of assets in our wealth management channel was 87% blended assets, 10% equity and 3% fixed income.

For our institutional and intermediary sales channel, investment management fee revenue decreased by $1.1 million, or 4%, to $28.3 million for the six months ended June 30, 2022 from $29.5 million for the six months ended June 30, 2021. This decrease was driven primarily by a 4%, or $0.5 billion, decrease in average institutional and intermediary AUM for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. As of June 30, 2022 the concentration of assets in our institutional and intermediary channel was 54% blended assets, 37% equity and 9% fixed income, compared to 52% blended assets, 42% equity and 6% fixed income as of June 30, 2021.
Distribution and shareholder servicing revenue decreased by $0.4 million, or 8%, to $4.0 million for the six months ended June 30, 2022 from $4.4 million for the six months ended June 30, 2021. This decrease was driven by a change in business mix within our mutual funds.
Custodial services revenue decreased by $0.1 million, or 3%, to $3.3 million for the six months ended June 30, 2022 from $3.4 million for the six months ended June 30, 2021. The increase primarily relates to a corresponding increase in our collective investment trust AUM for each period.
Operating Expenses
Our operating expenses increased by $4.9 million to $61.2 million for the six months ended June 30, 2022 from $56.2 million for the six months ended June 30, 2021.
Compensation and related costs decreased by $2.0 million, or 5%, to $35.2 million for the six months ended June 30, 2022 from $37.2 million for the six months ended June 30, 2021. This change was mainly driven by our response to the year to date market volatility and its impact to AUM and revenue stemming offset by the savings realized in the prior year resulting from the implementation of our deferred compensation program in 2021. When considered as a percentage of revenue, compensation and related costs was 51% for the six months ended June 30, 2022 and 53% for the six months ended June 30, 2021.
Distribution, servicing and custody expenses decreased by $0.4 million, or 8%, to $4.5 million for the six months ended June 30, 2022 from $4.9 million for the six months ended June 30, 2021. The expense decreased as a result of a 15% decrease in mutual fund and collective investment trust average AUM for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. AUM increases were concentrated in fund share classes where the company does not incur distribution and servicing fees. As a percentage of mutual fund and collective investment trust average AUM, distribution, servicing and custody expense was 0.16% for the six months ended June 30, 2022, compared to 0.17% for the six months ended June 30, 2021.
Other operating costs increased by $7.3 million to $21.5 million for the six months ended June 30, 2022 from $14.2 million for the six months ended June 30, 2021. The increase was driven primarily by a $1.9 million non-cash charge recorded in the current period for the impairment of capitalized costs in connection with hosted software arrangements as well as by increased professional fees and other merger related costs. We incurred the impairment charge after determining we would terminate portions of a software license agreement with a third-party service provider. The terminated services relate to the creation of an advisor portal and enhancement of our portfolio accounting and performance reporting functions, but do not represent a change in our strategic efforts to advance our digital transformation. We do not expect to incur future cash expenditures in connection with terminating these services. As a percentage of revenue, other operating costs for the six months ended June 30, 2022 was 31% compared to 20% for the six months ended June 30, 2021.

Non-Operating Income (Loss)
Non-operating loss for the six months ended June 30, 2022 was $3.2 million, a decrease of $3.9 million, from non-operating income of $0.7 million for the six months ended June 30, 2021. The following table reflects the components of non-operating income (loss) for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Period-to-Period
	2022	2021	$	%
	(in thousands)
Non-operating income (loss)
Interest expense	$(3)	$(3)	$—	—%
Interest and dividend income (1)	(1)	231	(232)	(100)%
Change in liability under tax receivable agreement	11	(228)	239	105%
Net gains (losses) on investments (2)	(3,215)	714	(3,929)	(550)%
Total non-operating income (loss)	$(3,208)	$714	$(3,922)	(549)%
__________________________
(1)The decrease in interest and dividend income for the six months ended June 30, 2022 compared to 2021 is attributable to a decrease in interest rates.
(2)The amount of net gain (loss) on investments held by us, to provide initial cash seeding for product development purposes and to hedge economic exposure to market movements on our deferred compensation and long-term incentive plan, will vary depending on the performance and overall amount of our investments.

Provision for Income Taxes
We recognized a provision for income taxes of $1.3 million for the six months ended June 30, 2022, compared to a provision of $2.0 million for the six months ended June 30, 2021. In each period, we recognized a benefit for incremental tax benefits realized from the vesting of restricted stock units and, in the 2021 period, for the exercise of stock options. This change in income taxes is attributed primarily to a reduction in earnings before income taxes during the six months ended June 30, 2022 compared to 2021. This decrease in income taxes for the six months ended June 30, 2022 compared to 2021 was partially offset by a higher portion of Manning & Napier Group's earnings subject to taxation at the C-Corporation level compared to the same period in 2021. Manning & Napier Inc.'s weighted ownership of Manning & Napier Group was 97.8% for the six months ended June 30, 2022, compared to 89.6% during the same period in 2021. This ownership increase is primarily the result of the annual exchange process between the Company and the holders of its non-controlling interests.
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
Beginning with the release of our operating results for the first quarter of 2022, we have moved away from economic income, economic net income and economic net income per adjusted share as supplemental non-GAAP measures. Given our current organizational structure and that the strategic restructuring efforts initiated in 2019 are substantially complete, we believe that the non-GAAP measure of Adjusted EBITDA is a more representative supplemental measure of our results. Management uses Adjusted EBITDA as a financial measure to evaluate the profitability and efficiency of the Company's business in the ordinary, ongoing and customary course of its operations. Adjusted EBITDA is not presented in accordance with GAAP, and removes the impact of interest, taxes, depreciation, amortization, and net gain (loss) on the tax receivable agreement (if any). Adjusted EBITDA also adds back net income (loss) attributable to the noncontrolling interests and assumes all income of Manning & Napier Group, LLC is allocated to the Company. Non-GAAP measures for prior periods have been revised to conform to the current period presentation.
Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Additionally, the Company’s non-GAAP financial measures may differ from similar measures used by other companies, even if similar terms are used to identify such measures.

The following table sets forth, for the periods indicated, a reconciliation of non-GAAP financial measures to GAAP measures:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except share data)
Net income attributable to Manning & Napier, Inc.	$2,344	$5,925	$3,530	$11,165
Add back: Net income attributable to noncontrolling interests	96	816	134	1,540
Add back: Provision for income taxes	2,064	1,285	1,318	1,988
Income before provision for income taxes	$4,504	$8,026	$4,982	$14,693
Add back: Interest income and expense, net	84	(74)	65	(183)
Add back: Depreciation	185	246	432	517
Add back: Amortization (1)	446	248	2,820	352
EBITDA	5,219	8,446	8,299	15,379
Add back: Change in liability under tax receivable agreement	(11)	228	(11)	228
Adjusted EBITDA	$5,208	$8,674	$8,288	$15,607
________________________
(1)Amortization for the six months ended June 30, 2022 includes a $1.9 million non-cash charge recorded for the impairment of existing internal-use software.
Liquidity and Capital Resources
Historically, our cash and liquidity needs have been met primarily through cash generated by our operations and cash and cash equivalents on hand. Our financial condition at June 30, 2022 was highly liquid, with a significant amount of our assets comprised of cash and cash equivalents, accounts receivable and investment securities held by us for the purpose of optimizing short-term cash management and providing initial cash seeding for product development purposes.
The following table sets forth certain key financial data relating to our liquidity and capital resources as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$61,582	$73,489
Accounts receivable	9,499	13,851
Investment securities	34,814	24,608
Amounts payable under tax receivable agreement (1)	$17,211	$17,772
________________________
(1)In light of numerous factors affecting our obligation to make such payments, the timing and amounts of any such actual payments are based on our best estimate as of June 30, 2022 and December 31, 2021, including our ability to realize the expected tax benefits. Actual payments may significantly differ from estimated payments.
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

On February 6, 2022, the Board of Directors approved a share repurchase program authorizing the purchase of up to $10.0 million of Manning & Napier Inc. Class A common shares. The authority to repurchase shares will be exercised from time to time as market conditions warrant, is subject to regulatory considerations and will expire on December 31, 2022. The timing, amount, and other terms and conditions of any repurchases will be determined by management at its discretion based on a variety of factors, including the market price of shares, general market and economic conditions, and legal requirements. It is possible that no shares will be repurchased. The repurchase program may be modified, discontinued or suspended at any time. The Company currently intends to fund the program through cash on hand and future cash flow. As of June 30, 2022, the Company has not purchased any shares under the program.
On March 2, 2022, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on March 30, 2022 to shareholders of record as of March 16, 2022. On April 20, 2022 the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on May 20, 2022 to shareholders of record as of May 6, 2022.
On July 20, 2022, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 19, 2022 to shareholders of record as of August 5, 2022. These cash dividends on our Class A common stock were, and any future dividends would be, funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations.
As of June 30, 2022, a total of 428,812 units of Manning & Napier Group were held by the noncontrolling interests, including M&N Group Holdings. Pursuant to the terms of the annual exchange process, such units may be tendered for exchange or redemption.
With approximately $96.4 million in cash and investment securities on hand as of June 30, 2022, we expect that we have sufficient liquidity available to meet our needs for the foreseeable future. We believe cash on hand and cash generated from operations will be sufficient over the next twelve months to meet our working capital requirements.
Cash Flows
The following table sets forth our cash flows for the six months ended June 30, 2022 and 2021. Operating activities consist primarily of net income subject to adjustments for changes in operating assets and liabilities, equity-based compensation expense, deferred income tax expense and depreciation and amortization. Investing activities consist primarily of the purchase and sale of investments for the purpose of providing initial cash seeding for product development and cash management purposes and purchases of property and equipment. Financing activities consist primarily of distributions to noncontrolling interests, purchases of treasury stock, dividends paid on our Class A common stock and payment of shares withheld to satisfy withholding requirements.

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$5,629	$9,257
Net cash (used in) provided by investing activities	(13,823)	409
Net cash used in financing activities	(3,713)	(11,585)
Net change in cash and cash equivalents	$(11,907)	$(1,919)

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Operating Activities
Operating activities provided $5.6 million and $9.3 million of net cash for the six months ended June 30, 2022 and 2021, respectively. This overall $3.6 million decrease in net cash provided by operating activities for the six months ended June 30, 2022 compared to 2021 was attributed to a decrease in net income after adjustment for non-cash items of approximately $3.8 million during the six months ended June 30, 2022 compared to the same period of 2021. The decrease in net income after adjustment for non-cash items of $12.6 million during the six months ended June 30, 2022 compared to $16.5 million during the same period in 2021 was driven by lower revenues resulting from a decrease in our average AUM. This decrease in net cash provided by operating activities was partially offset by changes in operating assets and operating liabilities of approximately $0.2 million.

Investing Activities
Investing activities used $13.8 million and provided $0.4 million of net cash for the six months ended June 30, 2022 and 2021, respectively. This change was driven by a decrease in cash from investing activities of $13.9 million due to our funding of and timing of activity within our investment securities. During the six months ended June 30, 2022, we used approximately $13.4 million, net, from the purchase, sale and maturity of investment securities compared to receiving $0.5 million in the same period of 2021, primarily related to the funding of long term incentive awards and deferred compensation granted during the six months ended June 30, 2022 and invested in selected Manning & Napier mutual funds. We used approximately $0.4 million and $0.1 million of cash for the purchases of property and equipment during the six months ended June 30, 2022 and 2021, respectively.
Financing Activities
Financing activities used $3.7 million and $11.6 million of net cash for the six months ended June 30, 2022 and 2021, respectively. This overall $7.9 million decrease in cash used is primarily the result of a decrease in the purchase of treasury shares under the share repurchase program. We used cash of $5.3 million during the six months ended June 30, 2021 to repurchase shares whereas we did not purchase any shares during the six months ended June 30, 2022. In addition, we used cash of $1.7 million and $5.6 million during the six months ended June 30, 2022 and 2021, respectively, for the payment of shares withheld to satisfy withholding requirements in connection with the vesting of restricted stock units and exercise of stock options. This decrease in cash used is attributed to the timing and amount of restricted stock units vesting and stock options exercised during the respective periods. This decrease in cash used was partially offset by an increase in cash used of approximately $1.9 million for dividends paid on Class A common stock as we did not pay cash dividends during the six months ended June 30, 2021.
Dividends
We have funded our historical quarterly cash dividends on our Class A common stock, and we believe any future dividends would be funded from our portion of distributions made by Manning & Napier Group, from its available cash generated from operations. Due to the market volatility and corresponding earnings volatility that could occur stemming from the COVID-19 pandemic, the Board of Directors did not approve any cash dividends on our Class A common stock after the dividend paid on May 1, 2020 until July 2021. Given the continued strength of our balance sheet, along with the renewed stability of our earnings, our Board of Directors reinstated the cash dividends on our Class A common stock.
On March 2, 2022, the Company's Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on March 30, 2022 to shareholders of record as of March 16, 2022.
On April 20, 2022, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend was paid on May 20, 2022 to shareholders of record as of May 6, 2022.
On July 20, 2022, the Board of Directors declared a $0.05 per share dividend to the holders of Class A common stock. The dividend is payable on or about August 19, 2022 to shareholders of record as of August 5, 2022.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 pursuant to Rule 13a-15 under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There can be no assurance that the proposed Merger will be consummated. The consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including the approval of new investment advisory agreements for our clients, the approval of the Bank Commissioner of New Hampshire, the expiration or termination of the Hart-Scott-Rodino waiting period, the approval of the Financial Industry Regulatory Authority of a continuing membership application by Manning & Napier Investor Services, Inc., and other customary closing conditions. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent them from occurring at all. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.
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
Before the Merger may be completed any authorization or consent from a governmental authority required to be obtained with respect to the Merger must have been obtained. The terms and conditions of the authorizations and consents that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the Merger.
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
Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our Class A Common Stock, which entitles them to the cash consideration in the Merger, and restricted stock units, which would be canceled and replaced with an equivalent award of an affiliate of the Parent (“TopCo”). In addition, our executive officers may have certain rights to severance and other payments in the event that their employment is terminated following the consummation of the contemplated Merger. Our executive officers who hold shares of Class A Common Stock entered into a support agreement (“Support Agreement”), pursuant to which they voted each of the shares they beneficially own in favor of the Merger, the approval of the Merger Agreement and any other matters necessary for the consummation of the Merger and other transactions contemplated by the Merger Agreement.
In particular, our Chairman and Chief Executive Officer has interests in the Merger that may differ from our stockholders generally. Mr. Mayer entered into a rollover agreement with Parent pursuant to which Mr. Mayer agreed to contribute (at the closing of the Merger) 175,902 shares of Class A Common Stock and 500,000 options to purchase Class A Common Stock to TopCo in exchange for equity interests and options in TopCo. Mr. Mayer also entered into the Support Agreement. Finally, Mr. Mayer entered into an employment agreement with Parent, effective as of the closing of the Merger (“Employment Agreement”). Pursuant to the Employment Agreement, Mr. Mayer will (i) serve as chief executive officer of the surviving company following the closing of the Merger, (ii) receive a base salary of $600,000 per annum, (iii) be eligible to receive a cash bonus with a target range for 2022 of between $3,000,000 to $3,500,000, and (iv) be eligible to participate in the surviving company’s employee benefits plans. The Employment Agreement also provides that if Mr. Mayer’s employment is terminated by the employer without cause, or if Mr. Mayer resigns for good reason, Mr. Mayer will receive cash severance in the amount of $5,000,000 payable over the two-year period following the termination date. In addition, the Employment Agreement provides for up to 40% of each annual incentive to be deferred and paid in the form of a vested award pursuant to the Company’s deferred incentive compensation program and/or one or more employer equity instruments.
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

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Manning & Napier, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANNING & NAPIER, INC.

Dated: August 9, 2022	By:	/s/ Marc Mayer
Marc Mayer
Chief Executive Officer
(principal executive officer)

/s/ Paul J. Battaglia
Paul J. Battaglia
Chief Financial Officer
(principal financial and accounting officer)